Form 10-Q
period 1996-06-30
R&G FINANCIAL CORP
filed 1996-10-01
CIK 1016933

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM -------------
TO -------------.

                          Commission file number: 000-21137


                              R&G FINANCIAL CORPORATION
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

     Puerto Rico                                               66-0532217
------------------------------------------------------------------------------
(State of incorporation                                     (I.R.S. Employer
   or organization)                                        Identification No.)

     280 Jesus T. Pinero Avenue
     Hato Rey, San Juan, Puerto Rico                              00918
------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                    (787) 766-2424
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (b) has been subject to such filing requirements for at least 90 days.
                              YES       NO   X
                                 ------     ----

As of June 30, 1996, the Registrant was a newly organized private corporation. The Registrant completed an initial public offering on August 27, 1996. For additional information, see Note 1 to the Unaudited Consolidated Financial Statements included herein.

Number of shares of Class B Common Stock outstanding as of September 25, 1996: 2,435,000. (Does not include 5,122,377 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                                R&G FINANCIAL CORPORATION

                                        INDEX




PART I--FINANCIAL INFORMATION                                            PAGE

Item 1.  Consolidated Financial Statements


         Consolidated Statement of Financial Condition as of
              June 30, 1996 (Unaudited) and December 31, 1995              3

         Consolidated Statements of Income for the Three and
              Six Months Ended June 30, 1996 and 1995 (Unaudited)          4

         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1996 and 1995 (Unaudited)                     5

         Notes to Unaudited Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis                             15

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                20

Item 2.  Changes in Securities                                            20

Item 3.  Defaults upon Senior Securities                                  20

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 5.  Other Information                                                20

Item 6.  Exhibits and Reports on Form 8-K                                 20

         Signatures                                                       20

                            PART I--FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

ASSETS

                                                                        June 30,               December 31,
                                                                         1996                     1995
                                                                        --------               ------------
                                                                      (Unaudited)

Cash and due from banks...........................................    $21,520,637               $32,559,429
Money market investments:
   Securities purchased under agreements to resell................     13,429,913                21,694,675
   Time deposits with other banks.................................     22,426,693                44,930,015
   Federal funds sold.............................................         --                     5,011,048
Mortgage loans held for sale, at lower of cost or market..........     18,319,736                21,318,340
Mortgage-backed securities held for trading, at fair value........    136,575,958               113,808,624
Mortgage-backed securities available for sale, at fair value......     44,468,857                61,008,432
Mortgage-backed securities held to maturity, at amortized cost
 (estimated market value: 1995 -- $40,784,831; 1994 --
 $78,844,972).....................................................     39,472,739                41,730,889
Investment securities held for trading, at fair value.............        989,826                     --
Investment securities available for sale, at fair value...........     23,107,710                 3,279,610
Investment securities held to maturity, at amortized cost
 (estimated market value: 1995 -- $1,996,307; 1994 --
 $2,108,318)......................................................      8,685,216                 2,046,046
Loans receivable, net.............................................    598,182,075               473,840,637
Accounts receivable, including advances to investors, net.........      6,361,582                 5,578,965
Accrued interest receivable.......................................      5,266,000                 4,051,702
Mortgage servicing rights.........................................      9,810,060                 8,209,661
Excess servicing receivable.......................................        809,173                   847,938
Premises and equipment............................................      6,856,119                 6,973,325
Other assets......................................................      9,269,411                 6,316,826
                                                                     ------------               -----------
                                                                     $965,551,705              $853,206,162
                                                                     ============              ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
    Deposits......................................................   $563,147,365                $518,186,563
    Securities sold under agreements to repurchase................     98,293,546                  98,483,188
    Notes payable.................................................    142,882,861                  81,130,032
    Advances from FHLB............................................     11,000,000                   6,007,135
    Long-term debt................................................      4,524,476                   5,323,899
    Other secured borrowings......................................     53,531,846                  55,983,501
    Accounts payable and accrued liabilities......................     11,586,794                  12,068,490
    Other liabilities.............................................      2,500,866                   2,431,577
                                                                     ------------                ------------
                                                                      887,467,754                 779,614,385
                                                                     ------------                ------------
Subordinated notes................................................      3,250,000                   3,250,000
                                                                     ------------                ------------
Minority interest in the Bank.....................................      4,365,363                   3,956,597
                                                                     ------------                ------------
Stockholder's equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none issued and outstanding..................................             --                          --
    Common stock:
         Class A -- $.01 par value, 10,000,000 shares authorized,
          5,189,044 shares issued and outstanding.................        51,890                       51,890
         Class B -- $.01 par value, 15,000,000 shares authorized,
          none issued and
          outstanding.............................................         --                          --
    Additional paid-in capital....................................        362,710                     362,710
    Retained earnings.............................................     69,592,059                  64,351,564
    Capital reserves of the Bank..................................      1,021,166                     666,767
    Unrealized (loss) gains on securities available for sale......       (559,237)                    952,249
                                                                       ----------                  ----------
                                                                       70,468,588                  66,385,180
                                                                       ----------                  ----------
                                                                      $965,551,705                $853,206,162
                                                                      ============                ============

                  The accompanying notes are an integral part of this statement.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three month                       Six month
                                                                 period ended                     period ended
                                                                   June 30,                         June 30,
                                                           ----------------------            --------------------
                                                           1996              1995             1996            1995
                                                           ----              ----             ----            ----
                                                                 (Unaudited)                      (Unaudited)
Interest income:
  Loans..............................................     $16,104,648       $10,892,241     $29,572,089     $20,437,173
  Money market and other investments.................         926,424           380,918       1,804,874         731,362
  Mortgage-backed securities.........................       1,323,593         1,538,615       2,968,545       3,169,224
                                                          -----------       -----------     -----------     -----------
     Total interest income...........................      18,354,665        12,811,774      34,345,508      24,337,759
                                                          -----------       -----------     -----------     -----------
Interest expense:
  Deposits...........................................       6,661,513         5,057,298      13,044,579       9,769,092
  Securities sold under agreements to repurchase.....       1,307,725         1,927,851       2,583,639       3,524,909
  Notes payable......................................       1,880,467           801,882       2,961,970       1,488,150
  Secured borrowings.................................       1,056,923             --          2,140,032           --
  Other..............................................         102,244           264,203         169,466         441,804
                                                            ---------          --------       ---------       ---------
     Total interest expense..........................       11,008,872         8,051,234      20,899,686      15,223,955
                                                            ----------         ---------      ----------      ----------
  Net interest income................................       7,345,793         4,760,540      13,445,822       9,113,804
(Provision) credit for loan losses...................        (350,000)           --            (356,525)         50,000
                                                            ----------         ----------     ----------       ---------
Net interest income after provision for loan losses..       6,995,793          4,760,540      13,089,297       9,163,804
                                                            ---------          ---------      ----------       ---------
Other income:
  Net gain (loss) on sale of loans...................       2,021,210             877,914       3,992,254       2,209,961
  Unrealized gain (loss) on trading securities.......        (424,166)          2,294,711        (621,341)      2,294,711
  Change in provision for cost in excess of market
   value of loans held for sale......................            --               295,000           --             70,000
  Net gain on trading account........................         450,722                --           586,772            --
  Net gain on sales of investments...................            --                  --           329,225            --
  Loan administration and servicing fees.............       3,487,687           2,469,247       6,496,442       5,234,908
  Service charges, fees and other....................         624,015             693,149       1,819,006       1,251,470
                                                             ---------         -----------      ----------     -----------
                                                            6,159,468           6,630,021      12,602,358      11,061,050
                                                            ----------          ----------      ----------      ----------
                                                           13,155,261          11,390,561      25,691,655      20,224,854
                                                            ----------          ----------      ----------      ----------
Operating expenses:
 Employee compensation and benefits....................     3,304,815         1,487,303         5,954,752       3,363,424
 Office occupancy and equipment........................     1,482,479         1,003,678         2,895,115       2,010,379
 Other administrative and general......................     3,109,100         3,173,063         6,516,141       6,378,156
                                                            ----------        ----------        ----------      ----------
                                                            7,977,394         5,664,044        15,366,008      11,751,959
                                                            ---------         ---------        ----------      ----------
Income before minority interest and income taxes.......     5,177,867         5,726,517        10,325,647       8,472,895
                                                            ---------         ---------        ----------      ----------
Minority interest in the Bank..........................       223,905           220,854           408,766         344,978
                                                            ---------         ---------        ----------      ----------
Income before income taxes.............................     4,953,962         5,505,663         9,916,881      8,127,917
                                                            ---------         ---------         ---------      ---------
Income taxes:
  Current..............................................     2,731,529         1,749,043         4,773,888      2,942,308
  Deferred.............................................      (944,187)          100,019          (951,901)       (68,396)
                                                            ---------         ---------         ---------      ---------
                                                            1,787,342         1,849,062         3,821,987      2,873,912
                                                            ---------         ---------         ---------      ---------
  Net income...........................................    $3,166,620        $3,656,601        $6,094,894     $5,254,005
                                                            ----------        ----------        ----------     ----------
Earnings per common share
 Income before cumulative effect of change in
  accounting principle.................................         $0.62             $0.70             $1.17          $1.01
                                                                 ====              ====              ====           ====

            The accompanying notes are an integral part of this statement.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTH
                                                                           PERIOD ENDED
                                                                             JUNE 30,
                                                                      -------------------------
                                                                      1996                1995
                                                                    -------              -------
                                                                             (Unaudited)
Cash flows from operating activities:
    Net income............................................        $6,094,894           $5,254,005
                                                                  ----------           ----------
    Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization....................           990,294              700,326
         Amortization of premium on investments and
          mortgage-backed securities, net.................           116,132               58,589
         Amortization of deferred loan origination fees
          and accretion of discount on loans..............          (253,401)              24,944
         Amortization of excess servicing receivable......            38,765               65,534
         Amortization of servicing rights.................           653,206              948,695
         Change in provision for cost in excess of market
          value of loans held for sale.....................            --                 (70,000)
         Provision (credit) for loan losses................          356,525              (50,000)
         Provision for bad debts in accounts receivable....          150,000              150,000
         Gain on sales of mortgage loans...................          (95,096)            (177,484)
         Gain on sale of investment securities.............         (329,225)               --
         Unrealized loss (gain) on trading securities......          621,341           (2,294,711)
         Minority interest in earnings of the Bank.........          408,766              344,978
         (Increase) decrease in mortgage loans held for
          sale.............................................        2,998,604           (5,835,364)
         Net (increase) decrease in mortgage-backed securities
          held for trading.................................       (23,467,171)         (17,252,925)
         (Increase) decrease in receivables................        (2,146,915)           3,524,185
         Decrease (increase) in other assets...............        (2,389,083)          (3,574,402)
         (Decrease) increase in notes payable..............        11,752,829           (1,703,297)
         Increase (decrease) in accounts payable and accrued
          liabilities......................................           1,633,389            2,003,189
         (Decrease) increase in deferred taxes..............           (951,901)             (68,396)
         Increase (decrease) in income taxes payable........            (75,236)           2,197,871
         Increase (decrease) in other liabilities...........             69,289              137,776
                                                                       -----------           ----------
              Total adjustments..............................        (9,918,888)         (20,870,492)
                                                                      ----------          -----------
              Net cash used in operating activities..........        (3,823,994)         (15,616,487)
                                                                                          (CONTINUED)

            The accompanying notes are an integral part of this statement.

                                                                              SIX MONTH
                                                                            PERIOD ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                        1996             1995
                                                                        ------           ------
                                                                              (Unaudited)
Cash flows from investing activities:
    Purchases of investment securities..................              $(30,531,762)       $    --
    Proceeds from sale and maturities of investment securities
     available for sale...................................              17,281,780             --
    Principal repayments on mortgage-backed
     securities....................................                      4,576,531          4,226,800
    Proceeds from sale of loans...........................               4,929,156         12,345,507
    Net originations of loans..............................           (132,344,517)       (82,808,291)
    (Purchases) redemptions of FHLB stock,
     net.........................................                          (795,600)       (1,401,700)
    Acquisition of premises and
     equipment............................................               (1,051,423)       (1,333,876)
    Proceeds from sales of premises and
     equipment.......................................                       350,000            --
    Net (increase) decrease in foreclosed real
     estate.......................................                         (735,167)          (61,827)
    Acquisition of servicing rights.........................               (564,287)         (600,050)
                                                                        -----------        ----------
              Net cash used by investing
               activities....................................          (138,885,289)      (69,633,437)
                                                                       ------------       -----------
    Cash flows from financing activities:
    Proceeds from issuance of notes
     payable...........................................                  50,000,000            --
    Payments of long-term debt..........................                   (799,423)         (600,003)
    Increase in deposits -- net.........................                 44,832,079       103,817,079
    (Decrease) increase in securities sold under agreements to
     repurchase -- net.................................                    (189,642)       15,613,561
    Payments on secured borrowings......................                 (2,451,655)           --
    Advances from FHLB...................................                 6,000,000            --
    Repayment of advances from FHLB......................                (1,000,000)           --
    Proceeds from issuance of common stock to minority
     shareholders........................................                    --                 5,060
    Cash dividends on common stock...................                      (500,000)            --
                                                                        -----------       -----------
             Net cash provided by financing
               activities.................................               95,891,359       118,835,697
                                                                        -----------       -----------
    Net (decrease) increase in cash and cash
     equivalents...................................                     (46,817,924)       33,585,773
    Cash and cash equivalents at beginning of
     period......................................                       104,195,167        45,622,362
                                                                        -----------        ----------
    Cash and cash equivalents at end of
     period..........................................                   $57,377,243       $79,208,135
                                                                        ===========       ===========
Cash and cash equivalents include:
    Cash and due from banks.........................                    $21,520,637       $26,735,482
    Securities purchased under agreements to
     resell.......................................                       13,429,913        22,531,517
    Time deposits with other banks.................                      22,426,693        29,941,136
                                                                        -----------       -----------
                                                                        $57,377,243       $79,208,135
                                                                        ===========       ===========

              The accompanying notes are an integral part of this statement.

R&G FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   --   REPORTING ENTITY, PUBLIC OFFERING AND STOCK OPTIONS AND BASIS OF
              PRESENTATION

REPORTING ENTITY

    The accompanying unaudited consolidated financial statements of R&G Financial Corporation (the "Company") include the accounts of R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, and R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. The Company was formed in March 1996 for the sole purpose of becoming the parent corporation and sole stockholder of R&G Mortgage and the Bank. On July 19, 1996, the Company acquired the 88% ownership interest of the Bank and the 100% ownership interest of R&G Mortgage held by the Company's Chairman of the Board and Chief Executive Officer (CEO). In consideration of the acquisition of such interests, the Company issued the CEO 5,189,044 shares of its Class A $.01 par value newly issued common stock (the "Class A Shares"), in exchange for his 100% ownership interest in R&G Mortgage and 88% ownership interest in the Bank.

    As a result of this transaction, the accompanying unaudited consolidated financial statements have been restated to reflect the consolidated financial condition as of June 30, 1996 (unaudited), the related consolidated statements of income and retained earnings for the three and six months ended June 30, 1996 and 1995 (unaudited), and of cash flows for the six months ended June 30, 1996 and 1995 (unaudited) as if the above transaction had been consummated as of January 1, 1995. The transaction has been accounted for at historical cost in a manner similar to pooling of interests accounting.

    The Company intends to acquire as well the 12% minority ownership interest in the Bank which, as of July 19, 1996, was held by approximately 200 other stockholders (the "Minority Bank Stockholders") following the receipt of all required regulatory approvals through the issuance of Class B $.01 par value common stock (the "Class B Shares") of the Company. All Minority Bank Stockholders will receive, in exchange for their aggregate 12% interest in the Bank's common stock, a specified number of shares of the Company's Class B shares to be determined based on an independent valuation of the Bank. Such transaction will be accounted for under the purchase method of accounting; based on presently available information, management of the Company does not believe that this transaction will have a material effect on the Company's Consolidated Financial Statements or earnings per share. The Company filed a Registration Statement with the Securities and Exchange Commission with respect to this transaction on September 30, 1996.

    R&G Mortgage is engaged primarily in the business of originating FHA insured, VA guaranteed, and privately insured first and second mortgage loans on residential real estate

(1 to 4 families). R&G Mortgage pools FHA and VA loans into GNMA (Government National Mortgage Association) mortgage-backed securities and collateralized mortgage obligation (CMO) certificates for sale to permanent investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) Seller-Servicer of conventional loans. R&G Mortgage is licensed by the Secretary of the Treasury of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

    The Bank provides a full range of banking services through fourteen branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies. As of the close of business on November 30, 1994, the Bank was converted from a federally chartered savings bank to a commercial bank chartered under the laws of the Commonwealth of Puerto Rico.

PUBLIC OFFERING AND STOCK OPTIONS

    On August 27, 1996, the Company sold 2,348,333 Class B Shares of its Common Stock to the general public in an underwritten offering. The Company's CEO also converted 66,667 of his Class A Shares into Class B Shares and sold such shares in the public offering. As a result of such transaction, an aggregate of 2,415,000 Class B Shares have publicly issued and are now traded on the NASDAQ Stock Market. The Company received gross proceeds of $35,017,500 in the transaction, which resulted in estimated net proceeds of $30,822,271 after payment of the underwriting discount and expenses. Immediately following the Company's initial public offering, the Company issued an additional 20,000 Class B Shares to the Company's Vice Chairman of the Board in consideration for his past and ongoing services, which shares were not registered in such offering.

    In connection with the public offering, R&G Financial adopted a Stock Option Plan, which is designed to attract and retain qualified personnel in key positions, provide officers and key employees of R&G Financial and its subsidiaries with a proprietary interest in R&G Financial as an incentive to contribute to the success of R&G Financial and reward key employees for outstanding performance and the attainment of targeted goals. The Stock Option Plan was approved by R&G Financial's stockholder in June 1996. An amount of Common Stock equal to 10% of the aggregate number of Class B Shares sold in R&G Financial's initial public offering (241,500 shares) were authorized under the Stock Option Plan, which may be filled by authorized but unissued shares, treasury shares or shares purchased by R&G Financial on the open market or from private sources. The Stock Option Plan provides for the grant of stock options and stock appreciation rights (collectively "Awards"). In connection with R&G Financial's initial public offering, R&G Financial awarded options for 200,000 shares to 28 employees of R&G Mortgage and the Bank at the initial public offering price of $14.50 per share.

BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q. Additional information regarding the Company's consolidated financial statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1995 is included in the Company's Registration Statement on Form S-1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and December 31, 1995 and the results of operations and changes in its cash flows for the three and six months ended June 30, 1996 and 1995.

BASIS OF CONSOLIDATION

    All significant balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

    In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, and entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and stops recognizing financial assets when control has been surrendered, and liabilities when extinguished.

    This Statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair value.

    This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and must be applied prospectively. Earlier or retroactive application is not permitted. Management has not estimated yet the effect, if any, of the adoption of this Statement on the Consolidated Financial Statements of the Company.

NOTE 2 - EARNINGS PER SHARE

    Primary earnings per common share for the three and six months ended June 30, 1996 and 1995 were computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 5,189,044 shares.

NOTE 3   --   INVESTMENT AND MORTGAGE-BACKED SECURITIES

    The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                     JUNE 30, 1996
                                         ----------------------------------
                                         AMORTIZED COST          FAIR VALUE
                                         --------------          ----------
                                                      (Unaudited)
INVESTMENT SECURITIES HELD
TO MATURITY
Puerto Rico Government obligations:
    Due within one
     year....................           $     --                 $   --
    Due from one to five
     years..................            1,038,618                1,015,000
    Due over ten
     years..................              603,528                  596,029
                                       ----------               ----------
                                        1,642,146                1,611,029
Corporate  securities --
    Due within one
     year...................             3,719,547                3,719,547
    Due from one to five
     years................              3,323,524                3,323,524
                                       ----------               ----------
                                        7,043,070                7,043,070
                                       ----------               ----------
                                       $8,685,216               $8,654,099
                                       ==========               ==========

                                             10

                                            JUNE 30, 1996
                                 ----------------------------------
                                 AMORTIZED COST          FAIR VALUE
                                 --------------          ----------
                                             (Unaudited)
MORTGAGE-BACKED SECURITIES HELD
     TO MATURITY
GNMA certificates:
    Due from one
      to five years...........    $    105,694            $   108,117
    Due over ten
      years...................      23,077,413             21,886,629
                                  ------------            -----------
                                    23,183,107             21,994,746
                                  ------------            ------------
Federal National Mortgage
 Association (FNMA)
 -- Due over ten years........       15,941,568            16,139,570
                                  -------------           -----------
Federal Home Loan Mortgage
 Corporation (FHLMC)
 participation certificates
 -- Due over ten years.......           348,066                338,648
                                    -----------            -----------
                                        348,066                338,648
                                    -----------            -----------
                                    $39,472,739            $38,472,964
                                    ===========            ===========
                                          JUNE 30, 1996
                              ----------------------------------
                              AMORTIZED COST          FAIR VALUE
                              --------------          ----------
                                          (Unaudited)
MORTGAGE-BACKED
SECURITIES AVAILABLE
FOR SALE:
CMO residuals and other
mortgage-backed
securities..............       $7,091,610             $7,871,551
                              -----------            -----------
Federal National Mortgage
Association (FNMA) -- Due
over ten
years...................       15,425,377             14,990,973
                              -----------            -----------
FHLMC participation
certificates:
    Due from five to ten
     years...............         585,531                594,462
    Due over ten
      years..............      21,788,422             21,011,871
                              -----------            -----------
                               22,373,953             21,606,333
                              -----------            -----------
                              $44,890,940            $44,468,857
                              ===========            ===========
INVESTMENT
SECURITIES AVAILABLE
FOR SALE:
U.S. Government and
agencies
securities.........          $19,527,199             $19,032,500
FHLB
stock................          4,075,210               4,075,210
                             -----------             -----------
                             $23,602,409             $23,107,710
                             ===========             ===========

    Mortgage backed securities available for sale include interest only securities with an amortized cost of $2,363,941 as of June 30, 1996, which are associated with the sale in prior years of collateralized mortgage obligations, and not the Company's mortgage banking activities.

                                                           JUNE 30,
                                                             1996
                                                           --------
                                                          (Unaudited)
MORTGAGE-BACKED SECURITIES HELD
FOR TRADING:
    CMO Certificates.............................         $15,147,000
    CMO Residuals (all interest only)............           9,444,230
    GNMA Certificates............................          111,984,728
                                                          ------------
                                                          $136,575,958
                                                          ============

    During 1996, the Company entered into various agreements with an unrelated investment management firm whereby such firm has been appointed as investment advisor with respect to a portion of the Company's securities portfolio. Pursuant to such agreements, this investment advisory firm advises and recommends management on the purchase and/or sale of otherwise eligible investments as well as the execution of various hedging strategies to reduce interest rate risk, mainly through the use of various financial instruments. At June 30, 1996, this investment advisory firm was managing Company assets with a market value of approximately $32.1 million of which $13.1 million was designated for trading. Such assets were invested as follows:

                                                    JUNE 30, 1996
                                        ------------------------------------
                                        AMORTIZED COST            FAIR VALUE
                                        --------------            ----------
                                                      (Unaudited)
Cash and due from
banks............................        $1,934,179               $1,934,179
                                        -----------              -----------
HELD-FOR-TRADING SECURITIES
U.S. Treasury Bills..............           989,826                  989,826
Money market investments.........        10,136,693               10,136,693
                                        -----------              -----------
                                         11,126,519               11,126,519
                                        -----------              -----------
AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agencies
 securities......................        19,527,199               19,032,500
                                        -----------              -----------
                                        $32,587,897              $32,093,198
                                        ===========              ===========

   The above available for sale securities are being hedged with financial futures contracts based on U.S. Treasury securities and Eurodollars which are settled on a quarterly basis. Such firm also executes hedging strategies on behalf of the Company for all mortgage-backed securities which are available for sale (excluding CMOs) or held for trading. At June 30, 1996 no such contracts were outstanding.

 NOTE 4   --   LOANS AND ALLOWANCE FOR LOAN LOSSES

    Loans consists of the following:


                                                       JUNE 30, 1996
                                                       -------------
                                                         (Unaudited)
Real estate loans:
   Residential -- first mortgage.................      $378,271,815
   Residential -- second mortgage................        14,377,467
   Construction..................................         7,991,512
   Commercial....................................        71,778,065
                                                       ------------
                                                        472,418,859
Undisbursed portion of loans in
 process.........................................        (2,795,132)
Net deferred loan fees...........................           (96,864)
                                                       ------------
                                                        469,526,863
                                                       ------------
Other loans:
    Commercial...................................        33,289,651
    Consumer:
      Loans secured by deposits.................         8,934,114
      Other......................................        91,038,251
    Unamortized discount.........................          (298,719)
    Unearned interest............................        (1,106,458)
                                                       ------------
                                                        131,856,839
                                                       ------------
        Total loans..............................       601,383,702
Allowance for loan losses........................        (3,201,627)
                                                       ------------
                                                       $598,182,075

    The changes in the allowance for loan losses follow:

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                   --------------------
                                                   1996            1995
                                                   ----            ----
                                                        (Unaudited)
Balance, beginning of year...................      $3,510,251     $2,887,099
Provision (credit) for loan
 losses......................................         356,525        (50,000)
Allowance for acquired
 loans.......................................          --               --
Loans charged-off............................        (770,808)      (196,598)
Recoveries...................................         105,659        107,318
Other........................................           --              --
                                                   ----------     ----------
Balance, end of year.........................      $3,201,627     $2,747,819

NOTE 5   --   COMMITMENTS AND CONTINGENCIES

COMMITMENTS TO DEVELOPERS PROVIDING END LOANS

    The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $362,454,890 at June 30, 1996. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.

LOANS IN PROCESS

    Loans in process pending final approval and/or closing amounting to approximately $80,564,000 at June 30, 1996.

COMMITMENTS TO BUY AND SELL GNMA CERTIFICATES

    As of June 30, 1996, the Company had open commitments to issue GNMA certificates in the amount of $53,903,086.

COMMITMENTS TO SELL MORTGAGE LOANS

    As of June 30, 1996, the Company had commitments to sell mortgage loans to third party investors amounting to $15.5 million.

LEASE COMMITMENTS

    The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

OTHERS

    At June 30, 1996, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $217,226,000 at June 30, 1996. Liability, if any, under the recourse provisions at June 30, 1996 is estimated by management to be insignificant.

NOTE 6   --   SUBSEQUENT EVENTS

    On June 29, 1996, the Company settled with the Puerto Rico Treasury Department (PRTD) an income tax examination of R&G Mortgage's income tax returns for the years 1989 to 1992. While the Company believes that it had valid defenses for its positions, management believes that it was in the Company's best interest to settle the case rather than entering into an expensive, protracted negotiation with the PRTD. The settlement reached was for $1.6 million. The effect of this settlement was to record additional income tax expense for the six months ended June 30, 1996 of approximately $400,000. The remainder of the settlement was reserved for during prior periods.

   On August 29, 1996 as a result of a review of its loan portfolio, management of the Bank became aware of certain potential loan losses related to the operation of its insurance premiums financing business and began an intensive investigation. The Bank believes that there were irregularities with respect to the origination and administration of a number of loans in contravention of established Bank policies by the former loan officer in charge of the department and has also notified the appropriate regulatory enforcement authorities. While the Bank's investigation is in its early stages, management is in the process of reviewing the collectibility of the loans in question and believes, based on information available to date, that its maximum loss exposure is $3.2 million, which does not take into consideration recovery efforts already initiated with existing obligors. While management presently is not able to estimate its actual loss exposure, management plans to continue to review its portfolio and to increase its reserve for loan losses during the third quarter. Furthermore, management believes that the claims which it will submit pursuant to its fidelity insurance policy will ultimately result in the recovery of a substantial portion of the amounts not recoverable from existing obligors.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

    At June 30, 1996, the Company's total assets amounted to $965.6 million, as compared to $868.3 million at March 31, 1996. The $97.3 million or 11.2% increase in total assets during the three months ended June 30, 1996 was primarily the result of a $64.1 million or 12.0% increase in loans receivable, net, which is attributable to the origination of $162.5 million of loans, primarily single-family residential loans, before reduction for repayments and sales, a $20.9 million or 17.9% increase in mortgage-backed and investment securities held for trading, which is the result of securitization of mortgage loans into mortgage-backed securities, net of sales, and a $14.5 million or 33.8% increase in cash and cash equivalents, which is primarily attributable to a $7.1 million or 20.2% increase in cash and due from banks and a $6.9 million or 106.6% increase in securities purchased under agreements to sell. These increases were partially offset by a $7.5 million or 29.2% decrease in mortgage loans held for sale.

    The increase in the Company's assets was funded primarily by a $69.3 million or 94.2% increase in notes payable, which is the result of a $50.0 million or 98.0% increase in term notes and a $19.3 million or 85.4% increase in warehousing lines of credit which funded increased loan production. In addition, deposits, primarily certificates of deposit, increased by $22.0 million or 4.1%, as the result of an active advertising campaign and the offering of competitive rates.

    At June 30, 1996, the Company's stockholder's equity amounted to $70.5 million, as compared to $67.7 million at March 31, 1996. The $2.8 million or 4.1% increase in stockholder's equity was attributable to the Company's net income of $3.2 million for the quarter ended June 30, 1996, which amount was reduced by $559,000 of unrealized loss on securities available for sale, net of income tax benefits. At June 30, 1996, the Bank's leverage and Tier 1 risk-based capital amounted to 6.09% and 10.04% of adjusted total assets, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 11.02% compared to an 8.0% minimum requirement.

RESULTS OF OPERATIONS

    The Company reported net income of $3.2 million and $6.1 million during the three and six months ended June 30, 1996, as compared to $3.7 million and $5.3 million during the prior comparable periods. While net income for the three months ended June 30, 1996 increased by $239,000 or 8.2% over the immediately prior quarter ended March 31, 1996, the Company's net income decreased by $491,000 or 13.4% when compared to the prior comparable quarter in 1995. The decline was attributable to a $2.3 million or 40.9% increase in total expenses, primarily due to the effect of a full year of operating six branches acquired from a commercial bank in June 1995, which more than offset a $1.8 million or 15.5% increase in total revenue and a $62,000 or 3.4% reduction in income taxes. During the six months ended June 30, 1996, net income increased by $840,000 or 16.0% over the prior comparable period, as a $5.5 million or 27.0% increase in total revenue net of interest expense was significantly offset by a $3.6 million or 30.8% increase in total expenses, again principally attributable to the increased expenses associated with the 1995 branch acquisition.

    The $1.8 million or 15.5% increase in total revenue net of interest expense for the three months ended June 30, 1996 over the prior comparable quarter was primarily attributable to a $1.1 million increase in net gain on origination and sale of loans, a $2.2 million or 47.0% increase in net interest income after provision for loan losses, and an increase of $1.0 million or 41.2% in loan administration and servicing fees, which was offset by a change of $2.7 million in unrealized gains (losses) on trading securities. The increase in net gain on origination and sale of loans, which increased from $878,000 during the June 1995 quarter to $2.0 million, was primarily due to an increase in loan origination fees attributable to increased loan originations when compared to the prior period. In addition, the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 122 had the effect of increasing net gain on sales of loans. See Note 1 of the Notes to Consolidated Financial Statements. The increase in net interest income after provision for loan losses was primarily attributable to an increased average loan portfolio balance. The increase in loan administration and servicing fees was primarily due to an increase in the servicing portfolio, which amounted to $2.45 billion at June 30, 1996 compared to $2.36 billion at March 31, 1996. The change in unrealized gains (losses) on trading securities reflect the Company's adoption of SFAS No. 115, which requires that unrealized gains and losses with respect to trading securities be recognized in other income in the period in which such unrealized gains or losses occur.

    The $5.5 million or 27.0% increase in total revenue during the six months ended June 30, 1996 over the prior comparable period was primarily attributable to a $3.9 million or 42.8% increase in net interest income after provision for loan losses, a $1.8 million or 80.6% increase in net gain on origination and sale of loans and a $1.3 million or 24.1% increase in loan administration and servicing fees, which was offset by a $2.9 million change in unrealized gains (losses) on sale of trading securities. The increase in net interest income after provision for loan losses was primarily due to the increase in interest-earning assets. The increase in net gain on origination and sale of loans during the three month period ended June 30, 1996 was attributable to increased loan originations and increased net gains on sale of loans attributable to SFAS No. 122. The increase in loan administration and servicing fees was primarily due to the increased loan servicing portfolio. The changes in the recognition of unrealized gains (losses) on trading securities during the periods reflects the market adjustments required by SFAS 115.

    Total expenses increased by $2.3 million or 40.9% during the three months ended June 30, 1996 and by $3.6 million or 30.8% during the six months ended June 30, 1996, in each case over the prior comparable periods. The increases during both the three and six month periods were due to increases of $1.8 million or 122.3% and $2.6 million or 77.1%, respectively, in compensation and benefits and, to a lesser extent, increases of $17,000 or 0.5% and $138,000 or 2.1%, respectively, in general and administrative expenses and $479,000 or 47.7% and $885,000 or 44.0%, respectively, in occupancy expenses. The 1995 branch acquisition was the primary reason for the increases in compensation and benefits and occupancy expenses during both the three and six month periods of 1996.

    The Company's income tax provision amounted to $1.8 million and $3.8 million during the three and six months ended June 30, 1996, as compared to $1.8 million and $2.9 million during the same respective periods in the prior year. On June 29, 1996, R&G Mortgage and the Puerto Rico Treasury Department settled all taxes due for the years 1989 through and including 1992 which were under audit. The settlement reached was for $1.6 million. The effect of this settlement was to record additional income tax expense during the three and six months ended June 30, 1996 of $50,000 and $400,000, respectively. The remainder of the settlement was reserved for during prior periods. See Note 6 of the Notes to Unaudited Consolidated Financial Statements. The Company's effective tax rate amounted to 34.5% and 37.0% during the three and six months ended June 30, 1996, as compared to 32.3% and 33.9% during the same respective periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required in order to be in a position to fund loan purchases and originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings.

    The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 1996, the Company had $39.5 million in borrowing capacity under unused warehouse lines of credit and $39.0 million in borrowing capacity under a line of credit with the FHLB of New York. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

    At June 30, 1996, the Company had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $374.0 million. Certificates of deposit which are scheduled to mature within one year totalled $273.1 million at June 30, 1996, and borrowings that are scheduled to mature within the same period amounted to $202.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

    CAPITAL RESOURCES. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

    The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1996, the Bank met each of its capital requirements, with Tier I leverage capital, Tier I risk-based capital and total risk-based capital ratios of 6.09%, 10.04% and 11.02%, respectively.

    In addition, the Federal Reserve Board has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by FDIC regarding state-chartered banks, as described above. The Company is currently in compliance with such regulatory capital requirements.

INFLATION AND CHANGING PRICES

    The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

                             PART II     OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Registrant is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Registrant.

ITEM 2:  CHANGES IN SECURITIES

         Not applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5:  OTHER INFORMATION

         Not applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Not applicable

         b)   No Form 8-K reports were filed during the quarter.

                                       SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  R&G FINANCIAL CORPORATION


Date:  October 1, 1996            By:  /S/ VICTOR J. GALAN
                                       -------------------
                                       Victor J. Galan, Chairman
                                       and Chief Executive Officer
                                       (Principal Executive Officer)



                                  By:  /S/ ANA M. ARMENDARIZ
                                       ---------------------
                                       Ana M. Armendariz
                                       Controller and Treasurer
                                       (Principal Accouting Officer)