Form 10-Q
period 1996-09-30
R&G FINANCIAL CORP
filed 1996-11-13
CIK 1016933

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     _________________.

                          Commission file number: 000-21137


                              R&G FINANCIAL CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

   Puerto Rico                                                       66-0532217
-------------------------------------------------------------------------------
(State of incorporation                                        (I.R.S. Employer
 or organization)                                           Identification No.)

     280 Jesus T. Pinero Avenue
     Hato Rey, San Juan, Puerto Rico                                      00918
-------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)

                                    (787) 766-2424
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (b) has been subject to such filing requirements for at least 90 days.
                        YES   X             NO
                            -----             ----
Number of shares of Class B Common Stock outstanding as of September 30, 1996:
2,435,000. (Does not include 5,122,377 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                              R&G FINANCIAL CORPORATION

                                        INDEX




PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Statement of Financial Condition as of
              September 30, 1996 (Unaudited) and December 31, 1995           3

         Consolidated Statements of Income for the Three and
              Nine Months Ended September 30, 1996 and 1995 (Unaudited)      4

         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1996 and 1995 (Unaudited)                  5

         Notes to Unaudited Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis                              16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes in Securities                                              21

Item 3.  Defaults upon Senior Securities                                    21

Item 4.   Submission of Matters to a Vote of Security Holders               21

Item 5.   Other Information                                                 21

Item 6.   Exhibits and Reports on Form 8-K                                  21

    Signatures










                           PART I  -  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                                                          September 30,     December 31,
                                                                                              1996              1995
                                                                                          -------------     ------------
                                                                                           (Unaudited)
ASSETS
Cash and due from banks...............................................................       $24,799,694     $32,559,429
Money market investments:
    Securities purchased under agreements to resell...................................        19,582,136      21,694,675
    Time deposits with other banks....................................................        59,735,976      44,930,015
    Federal funds sold................................................................                --       5,011,048
Mortgage loans held for sale, at lower of cost or market..............................        64,460,238      21,318,340
Mortgage-backed securities held for trading, at fair value............................       149,817,085     113,808,624
Mortgage-backed securities available for sale, at fair value..........................        43,578,377      61,008,432
Mortgage-backed securities held to maturity, at amortized cost
 (estimated market value: 1996 -- $37,605,685; 1995 -- $40,784,831)...................        38,547,205      41,730,889
    Investment securities held for trading, at fair value.............................         8,289,590              --
    Investment securities available for sale, at fairvalue............................        29,306,685       3,279,610
    Investment securities held to maturity, at amortized cost
 (estimated market value: 1996 -- $8,683,597; 1995 -- $1,996,307......................         8,715,406       2,046,046
    Loans receivable, net.............................................................       563,208,118     473,840,637
    Accounts receivable, including advances to investors, net.........................         6,056,128       5,578,965
    Accrued interest receivable.......................................................         5,424,893       4,051,702
    Mortgage servicing rights.........................................................        11,347,811       8,209,661
    Excess servicing receivable.......................................................           789,790         847,938
    Premises and equipment............................................................         7,543,573       6,973,325
    Other assets......................................................................        11,270,285       6,316,826
                                                                                          --------------    ------------
                                                                                          $1,052,035,672    $853,206,162
                                                                                          ==============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
    Deposits..........................................................................      $595,573,971    $518,186,563
    Securities sold under agreements to repurchase....................................       127,239,927      98,483,188
    Notes payable.....................................................................       144,405,987      81,130,032
    Advances from FHLB................................................................         5,000,000       6,007,135
    Long-term debt....................................................................                --       5,323,899
    Other secured borrowings..........................................................        52,394,035      55,983,501
    Accounts payable and accrued liabilities..........................................        10,386,621      12,068,490
    Other liabilities.................................................................         5,025,998       2,431,577
                                                                                          --------------    ------------
                                                                                             940,026,539     779,614,385
                                                                                          --------------    ------------
Subordinated notes....................................................................         3,250,000       3,250,000
                                                                                          --------------    ------------
Minority interest in the Bank.........................................................         4,374,108       3,956,597
                                                                                          --------------    ------------
Stockholder's equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
      and outstanding.................................................................                --              --
    Common stock:
         Class A -- $.01 par value, 10,000,000 shares authorized, 5,122,377 shares
            issued and outstanding in 1996 and 5,189,044 in 1995......................            51,223          51,890
         Class B -- $.01 par value, 15,000,000 shares authorized, 2,435,000 issued and
           outstanding in 1996 (none in 1995).........................................            24,350              --
    Additional paid-in capital........................................................        31,701,775         362,710
    Retained earnings.................................................................        72,058,843      64,351,564
    Capital reserves of the Bank......................................................         1,021,166         666,767
    Unrealized (loss) gains on securities available for sale..........................          (472,332)        952,249
                                                                                          --------------    ------------
                                                                                             104,385,025      66,385,180
                                                                                          --------------    ------------
                                                                                          $1,052,035,672    $853,206,162
                                                                                          ==============    ============

            The accompanying notes are an integral part of this statement.

                            R&G FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three month                    Nine month
                                                                         period ended                  period ended
                                                                         September 30,                 September 30,
                                                                   --------------------------    --------------------------
                                                                      1996           1995           1996           1995
                                                                   -----------    -----------    -----------    -----------
                                                                          (Unaudited)                   (Unaudited)
Interest income:
    Loans.......................................................   $17,009,004    $11,941,060    $46,581,093    $32,378,233
    Money market and other investments..........................     1,087,002        627,428      2,891,876      1,358,790
    Mortgage-backed securities..................................     1,362,890      1,447,946      4,331,435      4,617,170
                                                                   -----------    -----------    -----------    -----------
         Total interest income..................................    19,458,896     14,016,434     53,804,404     38,354,193
                                                                   -----------    -----------    -----------    -----------
Interest expense:
    Deposits....................................................     7,008,851      6,143,453     20,053,430     15,912,545
    Securities sold under agreements to repurchase..............     1,362,801      1,516,920      3,946,440      5,041,829
    Notes payable...............................................     1,823,107        507,142      4,785,077      1,995,292
    Secured borrowings..........................................     1,038,045             --      3,178,077             --
    Other.......................................................       456,543        194,627        626,009        636,431
                                                                   -----------    -----------    -----------    -----------
         Total interest expense.................................    11,689,347      8,362,142     32,589,033     23,586,097
                                                                   -----------    -----------    -----------    -----------
Net interest income.............................................     7,769,549      5,654,292     21,215,371     14,768,095
Provision for loan losses.......................................    (2,485,000)      (500,000)    (2,841,525)      (450,000)
                                                                   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses.............     5,284,549      5,154,292     18,373,846     14,318,095
                                                                   -----------    -----------    -----------    -----------
Other income:
    Net gain on sale of loans...................................     3,909,251      1,411,056      7,901,505      3,621,017
    Unrealized gain (loss) on trading securities................       674,805       (648,269)        53,464      1,646,442
    Change in provision for cost in excess of
       market value of loans held for sale......................            --        500,000             --        570,000
    Net gain (loss) on trading account..........................      (385,428)            --        201,344             --
    Net gain on sales of investments............................            --             --        329,225             --
    Loan administration and servicing fees......................     3,128,347      3,007,691      9,624,789      8,242,599
    Service charges, fees and other.............................     1,112,701        536,401      2,931,707      1,787,871
                                                                   -----------    -----------    -----------    -----------
                                                                     8,439,676      4,806,879     21,042,034     15,867,929
                                                                   -----------    -----------    -----------    -----------
                                                                    13,724,225      9,961,171     39,415,880     30,186,025
                                                                   -----------    -----------    -----------    -----------
Operating expenses:
    Employee compensation and benefits..........................     3,115,337      2,323,967      9,070,089      5,687,391
    Office occupancy and equipment..............................     1,162,782      1,719,091      4,057,897      3,729,470
    SAIF one-time assessment....................................     2,508,380             --      2,508,380             --
    Other administrative and general............................     3,232,674      2,592,066      9,748,815      8,970,222
                                                                   -----------    -----------    -----------    -----------
                                                                    10,019,173      6,635,124     25,385,181     18,387,083
                                                                   -----------    -----------    -----------    -----------
Income before minority interest and income taxes................     3,705,052      3,326,047     14,030,699     11,798,942
                                                                   -----------    -----------    -----------    -----------
Minority interest in the Bank...................................         8,745        171,229        417,511        516,207
                                                                   -----------    -----------    -----------    -----------
Income before income taxes......................................     3,696,307      3,154,818     13,613,188     11,282,735
                                                                   -----------    -----------    -----------    -----------
Income tax expense (credit):
    Current.....................................................     1,615,572       (138,745)     6,389,460      2,152,250
    Deferred....................................................      (386,050)       978,274     (1,337,951)     1,561,191
                                                                   -----------    -----------    -----------    -----------
                                                                     1,229,522        839,529      5,051,509      3,713,441
                                                                   -----------    -----------    -----------    -----------
         Net income.............................................   $ 2,466,785    $ 2,315,289    $ 8,561,679    $ 7,569,294
                                                                   -----------    -----------    -----------    -----------
Earnings per common share.......................................         $0.40          $0.45          $1.55          $1.37
                                                                         -----          -----          -----          -----
                                                                         -----          -----          -----          -----
Weighted average number of shares outstanding...................     6,218,754      5,189,044      5,534,786      5,189,044

         The accompanying notes are an integral part of this statement.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Nine month
                                                                                                      period ended
                                                                                                      September 30,
                                                                                              -----------------------------
                                                                                                   1996           1995
                                                                                              -----------------------------
                                                                                                       (Unaudited)
Cash flows from operating activities:

   Net income.......................................................................          $8,561,679         $7,569,294
                                                                                              ----------         ----------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................................           1,500,316          1,056,690

   Amortization of premium on investments and mortgage-backed securities, net.......             204,423              5,877

   Amortization of deferred loan origination fees and accretion of discount on
          loans.....................................................................            (388,833)          (241,083)

   Amortization of excess servicing receivable......................................              58,148             98,301
   Amortization of servicing rights.................................................             908,418          1,233,495

   Change in provision for cost in excess of market value of loans held for sale....                  --           (570,000)
   Provision for loan losses........................................................           2,841,525            450,000

   Provision for bad debts in accounts receivable...................................             225,000            225,000
   Gain on sales of mortgage loans..................................................            (856,408)          (210,744)
   Gain on sale of investment securities............................................            (329,225)                --

   Unrealized gain on trading securities............................................             (53,464)        (1,646,442)

   Minority interest in earnings of the Bank........................................             417,511            516,207

   Decrease (increase) in mortgage loans held for sale..............................           4,319,333         (4,983,123)

   Net (increase) decrease in mortgage-backed securities held for trading...........         (36,060,242)        16,348,767
   (Increase) decrease in receivables...............................................          (2,075,354)         1,429,848
   Increase in other assets.........................................................          (4,700,322)        (1,394,401)
   Increase in notes payable........................................................           2,775,955          9,611,388

   Increase in accounts payable and accrued liabilities.............................             754,609            824,430
   (Decrease) increase in deferred taxes............................................          (1,337,951)         1,561,991
   Increase in other liabilities....................................................           2,594,421            905,288
                                                                                              -----------         ---------
      Total adjustments.............................................................         (29,202,140)        25,291,489
                                                                                              ----------         ----------
      Net cash provided by (used in) operating activities...........................         (20,640,461)        32,860,783

                                                                    (CONTINUED)

               The accompanying notes are an integral part of this statement.


                                                                                                       Nine month
                                                                                                      period ended
                                                                                                     September, 30,
                                                                                              -----------------------------
                                                                                                 1996             1995
                                                                                              -----------     -------------
                                                                                                      (Unaudited)


Cash flows from investing activities:
   Purchases of investment securities ..............................................          $(49,064,258)   $          --
   Proceeds from sale and maturities of investment securities available for sale....            22,012,780               --
   Proceeds from maturities of investment securities held to maturity...............               377,000          450,000
   Proceeds from maturities of investment securities held for trading...............               400,000               --
   Principal repayments on mortgage-backed and other securities.....................             6,151,774        6,011,821
   Proceeds from sale of loans......................................................            49,372,646       14,473,826

   Net originations of loans........................................................          (184,012,539)    (132,431,189)
   Purchases of FHLB stock, net.....................................................              (967,700)      (1,401,700)
   Acquisition of premises and equipment............................................            (2,163,066)      (1,635,986)
   Proceeds from sales of premises and equipment....................................               350,000               --
   Net (increase) decrease in foreclosed real estate................................              (510,635)          53,488
   Acquisition of servicing rights..................................................            (4,046,568)      (2,461,082)
                                                                                              ------------       -----------
      Net cash used by investing activities.........................................          (162,100,566)    (166,940,822)
                                                                                              ------------      ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable..........................................            60,500,000       12,400,000
   Payments of long-term debt.......................................................            (5,323,899)        (900,003)
   Increase in deposits -- net......................................................            77,192,544      107,554,145

   (Decrease) increase in securities sold under agreements to repurchase -- net.....            28,756,739      (25,583,415)
   Payments on secured borrowings...................................................            (3,589,466)              --
   Advances from FHLB...............................................................             6,000,000               --
   Repayment of advances from FHLB..................................................            (7,000,000)      (2,500,000)
   Proceeds from issuance of common stock in initial public offering................            31,362,748               --
   Proceeds from issuance of common stock to minority shareholders..................                    --            5,060
   Cash dividends on common stock...................................................              (500,000)              --
                                                                                              ------------         --------
      Net cash provided by financing activities.....................................           187,398,666       85,975,787
                                                                                              ------------       ----------
   Net (decrease) increase in cash and cash equivalents.............................             4,657,639        1,895,748
   Cash and cash equivalents at beginning of period.................................           104,195,167       45,622,362
                                                                                              ------------       ----------
   Cash and cash equivalents at end of period.......................................          $108,852,806      $47,518,110
                                                                                              -------------     -----------
                                                                                              -------------     -----------
Cash and cash equivalents include:
   Cash and due from banks..........................................................           $24,799,694      $28,442,080
   Securities purchased under agreements to resell..................................            19,582,136       14,516,849
   Time deposits with other banks...................................................            64,470,976        4,559,181
                                                                                              ------------      -----------
                                                                                              $108,852,806      $47,518,110
                                                                                              ------------      -----------
                                                                                              ------------      -----------


                 The accompanying notes are an integral part of this statement.

R&G FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--REPORTING ENTITY, PUBLIC OFFERING AND STOCK OPTIONS AND BASIS OF PRESENTATION

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

   As a result of this transaction, the accompanying unaudited consolidated financial statements have been restated to reflect the consolidated financial condition as of September 30, 1996 (unaudited), the related consolidated statements of income and retained earnings for the three and nine months ended September 30, 1996 and 1995 (unaudited), and of cash flows for the nine months ended September 30, 1996 and 1995 (unaudited) as if the above transaction had been consummated as of January 1, 1995. The transaction has been accounted for at historical cost in a manner similar to pooling of interests accounting.

   The Company intends to acquire as well the 12% minority ownership interest in the Bank which, as of July 19, 1996, was held by approximately 200 other stockholders (the "Minority Bank Stockholders") following the receipt of all required regulatory approvals through the issuance of Class B $.01 par value common stock (the "Class B Shares") of the Company. All Minority Bank Stockholders will receive, in exchange for their aggregate 12% interest in the Bank's common stock, an aggregate of 300,962 shares of the Company's Class B shares, which was determined based on an independent valuation of the Bank. Such transaction will be accounted for under the purchase method of accounting; based on presently available information, management of the Company does not believe that this transaction will have a material effect on the Company's Consolidated Financial Statements or earnings per share. The Company filed a Registration Statement with the Securities and Exchange Commission ("SEC") with respect to this transaction on September 30, 1996. The Registration Statement was declared effective on October 29, 1996 and the transaction is expected to close at the end of November 1996.

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

PUBLIC OFFERING AND STOCK OPTIONS

   On August 27, 1996, the Company sold 2,348,333 Class B Shares of its Common Stock to the general public in an underwritten offering. The
Company's CEO also converted 66,667 of his Class A Shares into Class B Shares and sold such shares in the public offering. As a result of such transaction, an aggregate of 2,415,000 Class B Shares have publicly issued and are now traded on the NASDAQ Stock Market. The Company received gross proceeds of $35.0 million in the transaction, which resulted in estimated net proceeds of $31.4 million after payment of the underwriting discount and expenses. Immediately following the Company's initial public offering, the Company issued an additional 20,000 Class B Shares to the Company's Vice Chairman of the Board in consideration for his past and ongoing services, which shares were not registered in such offering.

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

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Additional information regarding the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements for the year ended December 31, 1995 is included in the Company's Registration Statements which have been filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and December 31, 1995 and the results of operations and changes in its cash flows for the three and nine months ended September 30, 1996 and 1995.

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

STOCK OPTION PLANS

   In October 1995, the FASB issued SFAS No. 123, "Accounting for
Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This Statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income, and if presented, earnings per share, as if this Statement had been adopted. The accounting requirements of this Statement are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. The Company adopted a Stock Option Plan in June 1996 and made awards thereunder in conjuction with the Company's initial public offering. Management intends to utilize the intrinsic value based method of accounting for compensation cost.

NOTE 2--EARNINGS PER SHARE

   Primary earnings per common share for the three and nine months ended September 30, 1996 and 1995 were computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 6,218,754 and 5,534,786 shares for the three and nine month periods ended September 30, 1996 and 5,189,044 shares for the respective periods in 1995. Oustanding stock options granted in connection with the Company's initial public offering were excluded from the weighted average number of shares because their dilutive effect is not significant.

NOTE 3   --   INVESTMENT AND MORTGAGE-BACKED SECURITIES

    The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                             September 30, 1996
                                                         ---------------------------
                                                         Amortized cost   Fair value
                                                         --------------   ----------
                                                                (Unaudited)
        INVESTMENT SECURITIES HELD TO MATURITY
        Puerto Rico Government obligations:
            Due within one year.......................     $       --     $       --
            Due from one to five years................      1,119,009      1,094,790
            Due over ten years........................        500,000        492,500
                                                           ----------     ----------
                                                            1,619,099      1,587,290
                                                           ----------     ----------
        Corporate  securities --
            Due within one year.......................      3,759,132      3,759,132
            Due from one to five years................      3,337,175      3,337,175
                                                           ----------     ----------
                                                            7,096,307      7,096,307
                                                           ----------     ----------
                                                            8,715,406      8,683,597
                                                           ==========     ==========

                                                              September 30, 1996
                                                         ----------------------------
                                                         Amortized cost    Fair value
                                                         --------------    ----------
                                                                 (Unaudited)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY
GNMA certificates:
     Due from one to five years.......................    $   101,254     $   103,575
     Due over ten years...............................     22,026,347      20,861,141
                                                          -----------     -----------
                                                           22,127,601      20,964,716
                                                          -----------     -----------
Federal National Mortgage Association (FNMA) --
     Due over ten years...............................     16,085,829      16,316,225
                                                          -----------     -----------
Federal Home Loan Mortgage Corporation (FHLMC)
  participation certificates --
     Due over ten years...............................        333,775         324,744
                                                          -----------     -----------
                                                              333,775         324,744
                                                          -----------     -----------
                                                           38,547,205      37,605,685
                                                          ===========     ===========




                                                              September 30, 1996
                                                         ----------------------------
                                                         Amortized cost    Fair value
                                                         --------------    ----------
                                                                 (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
CMO residuals and other mortgage-backed securities....    $ 7,081,610     $ 7,861,551
                                                          -----------     -----------
Federal National Mortgage Association (FNMA) --
  Due over ten years..................................     15,165,211      14,784,497
                                                          -----------     -----------
FHLMC participation certificates:
  Due from five to ten years..........................        563,100         574,410
  Due over ten years..................................     21,073,402      20,357,919
                                                          -----------     -----------
                                                           21,636,502      20,932,329
                                                          -----------     -----------
                                                           43,883,323      43,578,377
                                                          ===========     ===========
INVESTMENT SECURITIES AVAILABLE FOR SALE:
U.S. Government and agencies securities...............     25,528,744      25,059,375
FHLB stock............................................      4,247,310       4,247,310
                                                          -----------     -----------
                                                           29,776,054      29,306,685
                                                          ===========     ===========


    Mortgage backed securities available for sale include interest only securities with an amortized cost of $2,363,941 as of September 30, 1996, which are associated with the sale in prior years of collateralized mortgage obligations, which were not made in connection with the Company's mortgage banking activities.


                                                                     September
                                                                     30, 1996
                                                                    -----------
                                                                    (Unaudited)
        MORTGAGE-BACKED SECURITIES HELD FOR TRADING:
            CMO Certificates.....................................   $15,147,000
            CMO Residuals (all interest only)....................     9,199,566
            GNMA Certificates....................................   125,470,519
                                                                   ------------
                                                                   $149,817,085
                                                                   ============

         During 1996, the Company entered into various agreements with an unrelated investment management firm whereby such firm has been appointed as investment advisor with respect to a portion of the Company's securities portfolio. Pursuant to such agreements, this investment advisory firm advises and recommends management on the purchase and/or sale of otherwise eligible investments as well as the execution of various hedging strategies to reduce interest rate risk, mainly through the use of various financial instruments. At September 30, 1996, this investment advisory firm was managing Company assets with a market value of approximately $39.3 million of which $14.2 million was designated for trading. Such assets were invested as follows:


                                                               September 30, 1996
                                                           ---------------------------
                                                           Amortized cost   Fair value
                                                           --------------   ----------
                                                                  (Unaudited)
Cash and due from banks..................................  $        --     $        --
                                                           -----------     -----------
    HELD-FOR-TRADING SECURITIES
    U.S. Treasury Bills..................................    8,289,590       8,289,590
    Money market investments.............................    5,933,246       5,933,246
                                                           -----------     -----------
                                                            14,222,836      14,222,836
                                                           -----------     -----------
    AVAILABLE-FOR-SALE SECURITIES
    U.S. Government and agencies securities..............   25,528,744      25,059,375
                                                           -----------     -----------
                                                           $39,751,580     $39,282,211
                                                           ===========     ===========

         The above available for sale securities are being hedged with financial futures contracts based on U.S. Treasury securities and Eurodollars which are settled on a quarterly basis. Such firm also executes hedging strategies on behalf of the Company for all mortgage-backed securities which are available for sale (excluding CMOs) or held for trading. At September 30, 1996, $93,750 of such contracts were outstanding with a fair value of $46,875.

NOTE 4--LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consists of the following:


                                              September 30,
                                                  1996
                                              -------------
                                               (Unaudited)


Real estate loans:
   Residential--first mortgage..............   $333,793,249
   Residential--second mortgage.............     15,284,080
   Construction.............................      6,304,277
   Commercial...............................     74,482,414
                                               ------------
                                                429,864,020

Undisbursed portion of loans in process.....     (2,859,294)
Net deferred loan fees......................           (425)
                                               ------------
                                                427,004,301
                                               ------------

Other loans:
   Commercial...............................     33,937,706
   Consumer:
      Loans secured by deposits.............      8,946,917
      Other.................................     99,865,138
   Unamortized discount.....................       (259,726)
   Unearned interest........................       (976,440)
                                               ------------
                                                141,513,595
                                               ------------

         Total loans........................    568,517,896
   Allowance for loan losses................     (5,309,778)
                                               ------------
                                               $563,208,118
                                               ------------
                                               ------------

   The changes in the allowance for loan losses follow:

                                                      Nine months ended
                                                         September 30,
                                                  ------------------------
                                                    1996            1995
                                                  --------        -------
                                                         (Unaudited)
Balance, beginning of year..................   $  3,510,251      $2,887,099
Provision for loan losses...................      2,841,525         450,000
Loans charged-off...........................     (1,187,633)       (274,250)
Recoveries..................................        145,635         155,377
                                               ------------       ---------
   Balance, end of year.....................     $5,309,778      $3,218,226

NOTE 5--COMMITMENTS AND CONTINGENCIES

COMMITMENTS TO DEVELOPERS PROVIDING END LOANS

   The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $371,292,000 at September 30, 1996. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.

LOANS IN PROCESS

   Loans in process pending final approval and/or closing amounting to approximately $74,185,000 at September 30, 1996.

COMMITMENTS TO BUY AND SELL GNMA CERTIFICATES

   As of September 30, 1996, the Company had open commitments to issue GNMA certificates of approximately $64,254,000.

LEASE COMMITMENTS

   The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

OTHERS

   At September 30, 1996, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $203,329,000 at September 30, 1996. Liability, if any, under the recourse provisions at September 30, 1996 is estimated by management to be insignificant.

NOTE 6--STATEMENT OF CASH FLOWS: NON-CASH TRANSACTIONS

   During the third quarter of 1996, the Company reclassified $42,299,551 of conventional mortgage loans from its loan portfolio as held for sale. In October 1996, the Company securitized such loans into mortgage backed securities available for sale. The securitization is unrelated to the Company's mortgage banking activities.

NOTE 7--INCOME TAX SETTLEMENT

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

   At September 30, 1996, the Company's total assets amounted to $1.1 billion, as compared to $965.6 million at June 30, 1996 and $853.2 million at December 31, 1995. The $86.5 million or 9.0% increase in total assets during the most recent three month period ended September 30, 1996 was attributable to a $46.7 million or 81.5% increase in cash and cash equivalents, due to the investment of proceeds from the Company's initial public offering and loans sold during the quarter, a $20.5 million or 14.9% increase in mortgage-backed and investment securities held for trading, a $6.0 million or .97% aggregate increase in loans receivable, net and mortgage loans held for sale, which reflects net originations following repayments and sales, and a $4.8 million or 54.7% increase in investment securities held to maturity.

   The increase in the Company's assets was funded primarily by increased deposits of $32.4 million or 5.8% and by a $28.9 million or 29.4% increase in securities sold under agreements to repurchase, which increases were partially offset by a $11.7 million or 16.9% decrease in other borrowings, primarily the repayment of $10.5 million of FHLB advances and long-term notes.

   At September 30, 1996, the Company's stockholders' equity amounted to $104.4 million, which is an increase of $33.9 million or 48.1% from the amount reported at June 30, 1996. The primary reason for the increase was the $31.7 million in net proceeds obtained by the Company in connection with its initial public offering, which was completed in August 1996. Stockholders' equity also increased by $2.5 million, reflecting the net income earned for the quarter, which was partially offset by $472,000 of unrealized loss on securities available for sale, net of income tax benefits. At September 30, 1996, the Bank's leverage and Tier 1 risk-based capital amounted to 8.04% and 13.77% of adjusted total assets, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 14.54%, compared to an 8.0% minimum requirement.

RESULTS OF OPERATIONS

   The Company reported net income of $2.5 million and $8.6 million during the three and nine months ended September 30, 1996, as compared to $2.3 million and $7.6 million during the prior comparable periods. The increases in net income during the three and nine month periods in 1996 over the comparable 1995 periods of $153,000 or 6.6% and $993,000 or 13.1%, respectively, was achieved notwithstanding the Company taking a one-time SAIF assessment charge of $2.5 million ($1.5 million net of taxes) and a $2.0 million ($1.2 million net of taxes) increase in the provision for loan losses during the September 1996 quarter. The Company incurred a special assessment of $2.5 million as the result of federal legislation signed into law to recapitalize the federal deposit insurance fund. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, will recapitalize the SAIF by a one-time charge of approximately $0.657 for every $100 of assessable deposits held at March 31, 1995. Future earnings will be enhanced due to lower insurance premiums. The Bank's insurance premiums, which has amounted to $0.23 for every $100 of deposits, will be reduced to $0.064 for every $100 of deposits beginning January 1, 1997. Based upon the $596.3 million of assessable deposits at September 30, 1996, the Bank would expect to pay $138,000 less in insurance premiums per quarter during 1997.

   The Company increased its provision for loans losses by $2.0 million and $2.4 million during the three and nine months ended September 30, 1996, over the prior comparable periods, which primarily reflects a $2.0 million provision which was taken during the third quarter of 1996. On August 29, 1996, as a result of a review of its loan portfolio, management of the Bank became aware of certain potential loan losses related to the operation of its insurance premiums financing business and began an intensive investigation. The Bank believes that there were irregularities with respect to the origination and administration of a number of loans in contravention of established Bank policies by the former loan officer in charge of the department and has also notified the appropriate regulatory enforcement authorities. Even though the Bank's investigation is not fully completed yet, management, based on a review of the collectibility of the loans in question, believes that the reserve established in the third quarter of 1996 is sufficient to cover estimated losses which will result from this matter. Notwithstanding the reserve established, management intends to submit and vigorously pursue a claim pursuant to its fidelity insurance policy with respect to the actual loan losses.

   The increase in net income during the nine months ended September 30, 1996 over the prior comparable period is also noteworthy due to the fact that the 1996 results reflect the increased expenses associated with operating an additional six branch offices acquired from a commercial bank at the end of June 1995.

   Total revenues amounted to $13.7 million during the three months ended September 30, 1996 compared to $10.0 million for the prior comparable period. The 37.0% increase was due to an increase in net gain on origination and sale of loans of $2.5 million or 177.0% during the three months ended September 30, 1996 over the prior comparable period. Net interest income increased significantly, by $2.1 million or 37.4%, during the three months ended September 30, 1996 over the prior comparable period, primarily due to a $5.1 million or 42.4% increase in interest income on loans. However, the aforementioned increase in the provision for loan losses significantly offset the increase in net interest income. Contributing to the increase in revenues was a change of $1.3 million in unrealized gain (loss) on trading securities from a $675,000 unrealized gain during the September 1996 quarter, compared to a $648,000 loss during the prior comparable quarter. Service charges, fees and other increased by $576,000 or 107.4%, due to increased fees on non-mortgage loan originations, deposit accounts and new deposit products, while loan administration and servicing fees increased by $121,000 or 4.0% due to an increase in the loan servicing portfolio.

   Total revenues amounted to $39.4 million during the nine months ended September 30, 1996 compared to $30.2 million during the prior comparable period. The 30.5% increase again was primarily attributable to net gain on sale of loans, which increased $4.3 million or 118.2% over the prior comparable period. Although significantly offset by the increased provision for loan losses, net interest income increased by $6.4 million or 43.7%, primarily due to a $14.2 million or 43.9% increase in interest income on loans. A decrease of $1.6 million in unrealized gain on trading securities was more than offset by increases in loan administration and servicing fees of $1.4 million or 16.8%, service charges, fees and other of $1.1 million or 64.0% and net gains on trading account and sale of investments of $531,000 or 100%.

   Total expenses increased by $3.4 million or 51.0% and by $7.0 million or 38.1% during the three and nine months ended September 30, 1996 over the prior comparable periods, which takes into consideration the one-time $2.5 million SAIF assessment. Without the assessment, total expenses would have increased by $875,000 or 13.2% and by $4.5 million or 24.4% during the same respective periods. The increase during the nine month period in 1996 reflects the full period effect of the operation of six branch offices acquired in late June 1995 and the operation of a new data processing center, which opened in February 1996, compared to only one quarter during the 1995 nine month period. For the nine months ended September 30, 1996, employee compensation and benefits increased by $3.4 million or 59.5%, other administrative and general increased by $779,000 or 8.68%, and office occupancy and equipment increased by $329,000 or 8.8%. During the three months ended September 30, 1996, a $641,000 or 24.7% increase in other administrative and general expense and a $791,000 or 34.1% increase in employee compensation and benefits more than offset a $556,000 or 32.4% decrease in office occupancy and equipment.

   Total income tax expense increased by $390,000 or 46.5% and $1.3 million or 36.0% during the three and nine months ended September 30, 1996 over the prior comparable periods, due primarily to the settlement of a tax audit with the Puerto Rico Treasury Department covering prior years during the third quarter of 1996. See Note 29 of R&G Financials' Notes to Consolidated Financial Statements.

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

   The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 1996, the Company had $34.1 million in borrowing capacity under unused warehouse lines of credit and $45 million in borrowing capacity under a line of credit with the FHLB of New York. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

   At September 30, 1996, the Company had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $384.1 million. Certificates of deposit which are scheduled to mature within one year totalled $287.0 million at September 30, 1996, and borrowings that are scheduled to mature within the same period amounted to $215.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

   The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1996, the Bank met each of its capital requirements, with Tier I leverage capital, Tier I risk-based capital and total risk-based capital ratios of 8.04%, 13.77% and 14.54%, respectively.

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

                                            R&G FINANCIAL CORPORATION


Date:  November 13, 1996                     By:  /S/ VICTOR J. GALAN
                                                 -----------------------------
                                                 Victor J. Galan, Chairman
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)



                                            By:  /S/ ANA M. ARMENDARIZ
                                                 -----------------------------
                                                 Ana M. Armendariz
                                                 Controller and Treasurer
                                                 (Principal Accounting Officer)