Form 10-K405
period 1996-12-31
R&G FINANCIAL CORP
filed 1997-03-26
CIK 1016933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-21137

                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Puerto Rico                                          66-0532217
--------------------------------                         -----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

  280 Jesus T. Pinero Avenue
Hato Rey, San Juan, Puerto Rico                                   00918
--------------------------------                         -----------------------
     (Address of Principal                                      (Zip Code)
      Executive Offices)

       Registrant's telephone number, including area code: (787) 766-2424

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                 Class B Common Stock (par value $.01 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 18, 1997, the aggregate value of the 2,659,339 shares of Class B Common Stock of the Registrant issued and outstanding on such date, which excludes 76,500 shares held by all directors and officers of the Registrant as a group, was approximately $67.8 million. This figure is based on the last known trade price of $25.50 per share of the Registrant's Class B Common Stock on March 18, 1997.

Number of shares of Class B Common Stock outstanding as of March 18, 1997:
2,735,839

                       DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I

Item 1. Business

                                     General

       R&G Financial Corporation (the "Company" or "R&G Financial") is the holding company for R&G Mortgage Corp., a Puerto Rico mortgage banking company ("R&G Mortgage") and R-G Premier Bank of Puerto Rico, a Puerto Rico-chartered commercial bank (the "Bank"). The Company was organized under Puerto Rico law in March 1996. On July 19, 1996, the Company acquired the 88.1% ownership interest in the common stock of the Bank and the 100% ownership interest in the common stock of R&G Mortgage held by the Company's Chairman of the Board and Chief Executive Officer, Mr. Victor J. Galan, in exchange for shares of Class A common stock of the Company. On August 27, 1996, the Company sold 2,348,333 shares of Class B common stock to the general public in an underwritten offering. Mr. Galan also converted 66,667 of his shares of Class A common stock into shares of Class B common stock and sold such shares in the public offering. As a result of such transaction, an aggregate of 2,415,000 shares of Class B common stock were publicly issued and the Company received gross proceeds of $35.0 million in the offering, which resulted in net proceeds of $31.1 million after payment of offering expenses. On December 4, 1996, the Company acquired the remaining 11.9% ownership interest in the common stock of the Bank and issued 300,839 shares of Class B common stock to the Bank's stockholders in exchange for such ownership interest. At December 31 1996, the Company had total consolidated assets of $1.0 billion, total consolidated borrowings of $289.7 million, total consolidated deposits of $615.6 million, and total consolidated stockholders' equity of $115.6 million.

       Mr. Victor J. Galan, the Chairman of the Board, Chief Executive Officer and controlling shareholder of R&G Financial, originally organized R&G Mortgage in 1972. In February 1990, R&G Mortgage acquired a 74.7% interest in a two branch federal savings and loan association with total assets of $52.9 million, which was re-named R&G Federal Savings Bank. Recognizing the complementary operational aspects and cross selling opportunities that are inherent in operating both a mortgage bank and banking institution, during 1990 Mr. Galan successfully integrated both the Bank's and R&G Mortgage's operations, which structure has since been emulated in Puerto Rico. Embarking on a retail branch expansion strategy, the Bank in 1993 acquired a two branch savings and loan association with total assets of $78.6 million and, in June 1995, acquired from a commercial bank $77.2 million in deposits and, after consolidation, six branch offices. In November 1994, the Bank converted to a Puerto Rico-chartered commercial bank and took its present name.

       R&G Financial competes for business in Puerto Rico by providing a wide range of financial services to residents of all of Puerto Rico's major cities through branch offices and mortgage banking facilities at 17 locations. The operations of both R&G Mortgage and the Bank have expanded substantially during the 1990's, due in large part to R&G Mortgage's emergence as the second largest originator of loans secured by single-family residential properties in Puerto Rico. During the year ended December 31, 1996, R&G Mortgage originated approximately 20.5% of all single-family residential loans originated in Puerto Rico, which has resulted in significant growth in its servicing portfolio as well as facilitated rapid expansion of the Bank's franchise and operations. R&G Mortgage's servicing portfolio has increased by 62.6% since December 31, 1991 and, at December 31, 1996, R&G Mortgage serviced approximately 51,000 accounts with an aggregate loan balance of $2.6 billion. The Bank's asset size, which amounted to $793.2 million at December 31, 1996, has increased by $736.8 million since R&G Mortgage became affiliated with the Bank in February 1990, while the branch office network had increased from two to 14 offices.

       R&G Financial has generally sought to achieve long-term financial strength and profitability by increasing the amount and stability of its net interest income and non-interest income. R&G Financial has sought to implement this strategy by (i) establishing and emphasizing the growth of its mortgage banking activities, including growing its loan servicing operation; (ii) expanding its retail banking franchise in order to achieve increased market presence and to increase core deposits; (iii) enhancing R&G Financial's net interest income by increasing R&G Financial's loans held for investment, particularly single-family residential loans; (iv) developing new business relationships through an increased emphasis on commercial real estate and commercial business lending; (v) diversifying R&G Financial's retail products and services, including an increase in consumer loan originations (such as credit cards); (vi) meeting the banking needs of its customers through, among other things, the offering of trust and investment services; and (vii) controlled growth and the pursuit of a variety of acquisition opportunities when appropriate.

       The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC").

       R&G Mortgage. R&G Mortgage was originally organized in 1972. R&G Mortgage is engaged primarily in the business of originating first and second mortgage loans on single family residential properties secured by real estate which are either insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). Pursuant to agreements entered into between R&G Mortgage and the Bank, non-conforming conventional single-family residential loans and consumer loans, most of which are secured by real estate, are also originated by R&G Mortgage for portfolio retention by the Bank. The Bank retains the non-conforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size or other underwriting technicalities at the time of origination. Jumbo loans may be packaged into collateralized mortgage obligations ("CMOs") and sold while loans with underwriting technicalities may be cured through payment experience and subsequently sold. During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage originated a total of $448.1 million, $322.7 million and $488.1 million of loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $211.3 million, $156.3 million and $142.6 million during such respective periods, or 47.2%, 48.4% and 29.2%, respectively, of total originations.

       R&G Mortgage pools FHA/VA loans into mortgage-backed securities which are guaranteed by the Government National Mortgage Association ("GNMA"), which securities are sold to securities broker dealers and other investors. Conventional loans may either be sold directly to agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or to private investors, or which may be pooled into FNMA- or FHLMC-backed mortgage-backed securities which are generally sold to investors. During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage sold $244.8 million, $195.6 million and $357.4 million of loans, respectively, which includes loans securitized and sold but does not include loans originated for the Bank. R&G Mortgage generally retains the servicing function with respect to the loans which have been securitized and sold. R&G Mortgage is subject to regulation and examination by the FHA, FNMA, FHLMC, GNMA, VA, the Department of Housing and Urban Development ("HUD") and the Office of the Commissioner of Financial Institutions ("OCFI") of Puerto Rico.

       R-G Premier Bank. The Bank's principal business consists of attracting deposits from the general public and tax-advantaged funds from eligible Puerto Rico corporations and using such deposits, together with funds obtained from other sources, to originate (through R&G Mortgage) and purchase loans secured primarily by residential real estate in Puerto Rico, and to purchase mortgage-backed and other securities. To a lesser extent but with increasing emphasis over the past few years, the Bank also originates consumer loans, commercial business loans and loans secured by commercial real estate. Such loans offer higher yields, are generally for shorter terms and facilitate the Bank's provision of a full range of financial services to its customers. The Bank also offers trust services through its Trust Department. Total loan originations by the Bank during the years ended December 31, 1996, 1995 and 1994 amounted to $122.8 million, $124.6 million and $57.9 million, respectively. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is regulated and examined by the FDIC as its primary federal regulatory agency as well as by the OFCI.

       Affiliated Transactions. As an integral part of R&G Mortgage's acquisition of a controlling interest in the Bank in February 1990, R&G Mortgage and the Bank entered into various agreements which address how the parties would conduct themselves in specifically delineated affiliated transactions (the "Affiliated Transaction Agreements"). Under federal law and regulations, certain transactions between a federally insured financial institution and an affiliate, such as the Bank and R&G Mortgage, are regulated. Generally, these provisions regulate extensions of credit to directors, officers and principal shareholders of the Bank, and establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to, various transactions between federally insured financial institutions and its affiliates. See generally "Regulation - R&G Financial Limitations on Transactions with Affiliates."

       The Affiliated Transaction Agreements include a Master Purchase, Servicing and Collections Agreement (the "Master Purchase Agreement"), a Master Custodian Agreement, a Master Production Agreement, a Securitization Agreement and a Data Processing Computer Service Agreement. In accordance with applicable regulations, the terms of these agreements were negotiated at arm's length on the basis that they are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable transactions with, or involving, other nonaffiliated companies.

       Pursuant to the Master Production Agreement, the Bank, on a monthly basis, determines its loan production targets and goals (the "Loan Production Goals") and R&G Mortgage assists the Bank to reach its Loan Production Goals by, among other things: (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and initial processing of loan applications, consistent with the Bank's underwriting guidelines and Loan Production Goals previously established; and (iii) providing personnel and facilities with respect to the execution of any loan agreement approved by the Bank. In exchange for these services, the Bank remits to R&G Mortgage a percentage of the processing or originating fees charged to the borrowers under loan agreements, as set forth in the agreements. See "-Lending Activities of the Bank - Originations, Purchases and Sales of Loans."

       The Master Purchase Agreement provides for the sale by the Bank to R&G Mortgage of the servicing rights to all first and second mortgage loans secured by residential properties which become part of the Bank's loan portfolio. The Master Purchase Agreement further provides that R&G Mortgage will service all other loans held in the Bank's loan portfolio (including single-family residential loans retained by the Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Master Purchase Agreement further provides that R&G Mortgage exclusively will service such loans and that the Bank will process payments of such loans, all according to a fee schedule. See " - Mortgage Banking Activities - Loan Originations, Purchases and Sales of Loans."

       Under the Securitization Agreement, R&G Mortgage renders securitization services with respect to the pooling of some of the Bank's mortgage loans into mortgage-backed securities. With respect to securitization services rendered, the Bank pays a securitization fee of 25 basis points. The Master Custodian Agreement provides that the Bank shall be the custodial agent for R&G Mortgage of certain documentation related to the issuance by R&G Mortgage of GNMA, FNMA or FHLMC mortgage-backed certificates. In consideration of these services, the Bank receives a fee for each mortgage note included in a mortgage-backed certificate per year for which it acts as custodian, as set forth in the agreement. See "- Mortgage Banking Activities - Loan Originations, Purchases and Sales of Loans."

                           Mortgage Banking Activities

       Loan Originations, Purchases and Sales. During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage originated a total of $448.1 million, $322.7 million and $488.1 million of loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $211.3 million, $156.3 million and $142.6 million during the years ended December 31, 1996, 1995 and 1994, respectively, or 47%, 48% and 29%, respectively, of total originations. The loans originated by R&G Mortgage for the Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans, most of which are secured by real estate.

       R&G Mortgage is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans which are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage originated $222.0 million, $154.9 million and $332.4 million, respectively, of FHA/VA loans, which represented 49.5%, 48.0% and 68.1%, respectively, of total loans originated during such respective periods.

       R&G Mortgage also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage originated $204.9 million, $151.9 million and $155.7 million, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market while substantially all non-conforming conventional single-family residential loans are originated by R&G Mortgage on behalf of the Bank and either held by the Bank in its portfolio or subsequently securitized by R&G Mortgage and sold in the secondary market.

       Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 1996, 1995 and 1994, non-conforming conventional loans represented approximately 42%, 43% and 29%, respectively, of R&G Mortgage's total volume of mortgage loans originated, substantially all of which were originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 1996, 1995 and 1994, 88.9%, 81.0% and 92.4% of loans originated by R&G Mortgage on behalf of the Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of the Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and the Bank. See "- Lending Activities of the Bank - Origination, Purchase and Sale of Loans."

       While R&G Mortgage makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all of such loans consist of fixed-rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans is approximately $71,200 and $69,300, respectively.

       R&G Mortgage also offers second mortgage loans up to $125,000 with a maximum term of 15 years. The maximum loan-to-appraised value ratio on second mortgage loans permitted by R&G Mortgage is 75% (including the amount of any first mortgage). In addition, R&G Mortgage also offers real estate secured consumer loans up to $40,000 with a maximum term of 10 years. The maximum loan-to-appraised value ratio on real estate secured consumer loans permitted by R&G Mortgage is 80%. R&G Mortgage will secure such loans with either a first or second mortgage on the property.

       R&G Mortgage's loan origination activities are conducted out of its offices and mortgage banking centers. Residential mortgage loan applications are attributable to walk-in customers, existing customers and advertising and promotion, referrals from real estate brokers and builders, loan solicitors and mortgage brokers. At December 31, 1996, R&G Mortgage employed 62 loan originators who are compensated in part on a commission basis.

       Loan origination activities performed by R&G Mortgage include soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, R&G Mortgage issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

       R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage's strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market is generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $43.8 million, $55.6 million and $11.0 million of loans from third parties during the years ended December 31, 1996, 1995 and 1994, respectively.

       The following table sets forth loan originations, purchases and sales by R&G Mortgage for the periods indicated.

                                                  Year Ended December 31,
                                            -----------------------------------
                                               1996        1995         1994
                                            ---------    ---------    ---------
                                                  (Dollars in Thousands)
Loans Originated For the Bank:
  Conventional loans(1):
    Number of loans ......................      2,756         2,226       2,204
    Volume of loans ......................  $ 190,072    $  140,363   $ 142,572
  FHA/VA loans:
    Number of loans ......................       --            --          --
    Volume of loans ......................  $    --      $     --     $    --
  Consumer loans(2):
    Number of loans ......................      1,004           974        --
    Volume of loans ......................  $  21,208    $   15,944   $    --
  Total loans:
    Number of loans ......................      3,760         3,200       2,204
    Volume of loans ......................  $ 211,280    $  156,307   $ 142,572
    Percent of total volume ..............         43%           46%         29%
For Third Parties:
  Conventional loans(1):
    Number of loans ......................        214           151         166
    Volume of loans ......................  $  14,835    $   11,496   $  13,122
  FHA/VA loans:
    Number of loans ......................      3,117         2,313       6,030
    Volume of loans ......................  $ 221,967    $  154,916   $ 332,377
  Total loans:
    Number of loans ......................      3,331         2,464       6,196
    Volume of loans ......................  $ 236,802    $  166,412   $ 345,499
    Percent of total volume ..............         48%           48%         70%
                                            ---------    ---------    ---------
      Total loan originations ............  $ 448,082    $  322,719   $ 488,071
                                            =========    =========    =========
Loans Purchased For R&G Mortgage:
  Number of loans ........................        583          305            4
  Volume of loans (3) ....................  $  45,604    $  19,525    $     279
  Percent of total volume ................          9%           6%           1%
                                            ---------    ---------    ---------
    Total loan originations and
      purchases ..........................  $ 493,686    $ 342,244    $ 488,350
                                            =========    =========    =========

                                                  Year Ended December 31,
                                            -----------------------------------
                                               1996        1995         1994
                                            ---------    ---------    ---------
                                                  (Dollars in Thousands)
Loans Sold To Third Parties(4):
  Conventional loans(1):
    Number of loans ......................        178          151          667
    Volume of loans ......................  $  12,560    $  11,999    $  40,902
  FHA/VA loans:
    Number of loans ......................      3,564        2,252        6,851
    Volume of loans(3) ...................  $ 232,254    $ 183,607    $ 316,483
  Total loans:
    Number of loans ......................      3,742        2,403        7,518
    Volume of loans ......................  $ 244,814    $ 195,606    $ 357,385
    Percent of total volume ..............         50%          57%          73%
                                            ---------    ---------    ---------
Adjustments:
  Loans originated for the Bank ..........  $(211,280)   $(156,307)   $(142,572)
  Loans amortization .....................     (7,224)      (1,960)      (1,577)
                                            ---------    ---------    ---------
Increase (decrease) in loans held for sale  $  30,368    $ (11,629)   $ (13,184)
                                            =========    =========    =========
Average Initial Loan Origination Balance:
  The Bank:
    Conventional loans(1) ................  $      69    $      63    $      65
    FHA/VA loans .........................  $    --      $    --      $    --
  Third Parties:
    Conventional loans(1) ................  $      69    $      76    $      79
    FHA/VA loans .........................  $      71    $      63    $      55
  Total Average Initial Balance:
    Conventional loans(1) ................  $      69    $      64    $      66
    FHA/VA loans .........................  $      71    $      63    $      55
Refinancings(5):
  The Bank ...............................         33%          58%          46%
  Third Parties ..........................         24%          26%          38%

----------
(1)    Includes non-conforming loans.

(2) All but $1.5 million and $3.3 million of such loans were secured by real estate at December 31, 1996 and 1995, respectively.

(3) Excludes $7.9 million, $36.1 million and $10.7 million loans purchased from another financial institution, and securitized and sold to the same financial institution during 1996, 1995 and 1994, respectively.

(4)    Includes loans converted into mortgage-backed securities.

(5) As a percent of the total dollar volume of loans originated by R&G Mortgage for the Bank or third parties, as the case may be. In the case of the Bank, refinancings do not necessarily represent refinancings of loans previously held by the Bank.

       All loan originations, regardless of whether originated through R&G Mortgage or purchased from third parties, must be underwritten in accordance with R&G Mortgage's underwriting criteria, including loan-to-appraised value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, necessary insurance and property appraisal requirements. R&G Financial's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, bank regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. R&G Mortgage's underwriting personnel, while operating out of its loan offices, make underwriting decisions independent of R&G Mortgage's mortgage loan origination personnel.

       Typically, when a mortgage loan is originated, the borrower pays an origination fee. These fees are generally in the range of 0% to 7% of the principal amount of the mortgage loan, and are payable at the closing of such loan. R&G Mortgage receives these fees on mortgage loans originated through its retail branches. R&G Mortgage may charge additional fees depending upon market conditions and regulatory considerations as well as R&G Mortgage's objectives concerning mortgage loan origination volume and pricing. R&G Mortgage incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions (such as the level of interest rates and the status of the economy in general), resulting in fluctuations in revenues from mortgage loan originations. Generally accepted accounting principles ("GAAP") require that general operating expenses incurred in originating mortgage loans be charged to current expense. Direct origination costs and origination income must be deferred and amortized using the interest method, until the repayment or sale of the related mortgage loans. Historically, the value of servicing rights which result from R&G Mortgage's origination activities has exceeded the net costs attributable to such activities.

       R&G Mortgage customarily sells most of the loans that it originates, except for those originated on behalf of the Bank pursuant to the Master Production Agreement. See "Lending Activities of the Bank - Origination, Purchases and Sales of Loans." The loans originated by R&G Mortgage (including FHA loans, VA loans and conventional loans) are secured by real property located in Puerto Rico and constitute "eligible investments" which results in favorable tax treatment under U.S. and Puerto Rico tax laws. See "- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage sold $244.8 million, $195.6 million and $357.4 million and of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of the Bank. With respect to such loan sales, $232.3 million or 94.9%, $183.6 million or 93.9% and $316.5 million or 88.6% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for serial notes as described below). These securities were sold primarily to securities broker-dealers and other investors in Puerto Rico.

       Certain GNMA-guaranteed mortgage-backed securities sold by R&G Mortgage are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several expected maturity dates of the notes included in an issue, with each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. GNMA serial notes are sold to securities broker-dealers in packages consisting of notes of different yields and maturities, which range from one to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are either offered to the public directly through the Bank's Trust Department or indirectly through securities broker-dealers. During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage issued GNMA serial notes totalling approximately $236.4 million, $184.4 million and $228.8 million, respectively.

       Conforming conventional loans originated or purchased by R&G Mortgage are generally sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which R&G Mortgage sells to securities broker-dealers. In connection with any such exchanges, R&G Mortgage pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides R&G with flexibility in selling the mortgages which it originates or purchases and also provides income by increasing the value and marketability of the loans.

       Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called "non-conforming loans") are generally originated on behalf of the Bank and either retained in the Bank's portfolio, sold to financial institutions or other private investors or securitized into "private label" CMOs through grantor trusts or other mortgage conduits and sold through securities broker-dealers. Non-conforming loans consist of jumbo loans or loans that do not satisfy all requirements of FNMA, FHLMC and GNMA at the time of origination of the loan (such as missing tax returns, slightly higher loan-to-value ratios, etc.).

       Each CMO normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates then due. Some form of credit enhancement, such as an insurance policy, letter of credit or subordination, will generally be used to increase the credit rating of the senior certificates and thereby improve their marketability. During the years ended December 31, 1995 and 1994, R&G Mortgage and the Bank completed sales of approximately $38.2 million and $201.5 million, respectively, of CMOs in securitization transactions. There were no sales in 1996. In connection with such transactions, either the Bank or R&G Mortgage generally retains the residual certificates issued by the respective trusts as well as the subordinate certificates issued in such transactions. As of December 31, 1996, R&G Mortgage held CMOs (which were primarily issued by R&G Mortgage) with a fair value of $15.1 million and residual certificates issued in CMO transactions involving R&G Mortgage and the Bank with a fair value of $8.5 million. In addition, the Bank held CMO subordinated certificates and residual certificates from one of its issues with a fair value of $8.2 million at December 31, 1996. See "- Investment Activities." Currently a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates is subject to substantial fluctuations as a result of changes in prevailing interest rates. However, such residuals often exhibit elasticity and convexity characteristics which R&G Financial can utilize to hedge other components of its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" incorporated by reference in Item 7 hereof.

       While R&G Mortgage's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, R&G Mortgage also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. Normally, the fair value of any retained recourse is immaterial because R&G Mortgage is able to resell repurchased loans for at least their carrying costs. Accordingly, as of December 31, 1996, R&G Financial did not deem it necessary to establish reserves for possible losses related to its recourse obligations. At December 31, 1996, R&G Mortgage had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $290.9 million, as compared to $238.2 million and $162.9 million as of December 31, 1995 and 1994, respectively. Of the recourse loans existing at December 31, 1996, approximately $241.2 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $49.7 million in principal amount consisted of non-conforming loans sold to other private investors.

       Pursuant to the terms of the Master Purchase Agreement, R&G Mortgage renders securitization services with respect to the pooling of some of the Bank's mortgage loans into mortgage-backed securities. With respect to the securitization services rendered, the Bank pays a securitization fee of 25 basis points. In addition, pursuant to the terms of a Master Custodian Agreement entered into by R&G Mortgage and the Bank, the Bank acts as the custodial agent for R&G Mortgage of certain documentation related to the issuance by R&G Mortgage of GNMA or FHLMC mortgage-backed certificates. In consideration of these services, the Bank receives an annual fee of $5.0 for each mortgage note included in a mortgage-backed certificate for which it acts as custodian. See also "- General - Affiliated Transactions" and "Regulation - R&G Financial - Limitations on Transactions with Affiliates."

       Loan Servicing. R&G Mortgage acquires servicing rights through its mortgage loan originations (including originations on behalf of the Bank) and purchases from third parties. When R&G Mortgage sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. R&G Mortgage receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining outstanding principal balance of the loans serviced plus any late charges. In general, R&G Mortgage's servicing agreements are terminable by the investor for cause without penalty or after payment of a termination fee ranging from 0.5% to 1.0% of the outstanding principal balance of the loans being serviced.

       R&G Mortgage's servicing portfolio has grown significantly over the past three years. At December 31, 1996, R&G Mortgage's servicing portfolio totalled $2.6 billion and consisted of a total of 50,979 loans, as compared to $2.1 billion and 43,572 loans at December 31, 1994. At December 31, 1996, R&G Mortgage was servicing $323.8 million of loans for the Bank or 12.7% of the total servicing portfolio, as compared to $290.8 million or 12.7% and $213.9 million or 10.1% at December 31, 1995 and 1994, respectively. Substantially all of the mortgage loans in R&G Mortgage's servicing portfolio are secured by single (one-to-four) family residences. All of R&G Mortgage's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

       Pursuant to the terms of a Master Purchase Agreement, the Bank sells to R&G Mortgage the servicing rights to all first and second mortgage loans secured by residential properties which become part of the Bank's loan portfolio. The Master Purchase Agreement further provides that R&G Mortgage will service all other loans held in the Bank's loan portfolio (including single-family residential loans retained by the Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Bank pays R&G Mortgage servicing fees with respect to the loans serviced by R&G Mortgage on behalf of the Bank. In addition, pursuant to the Master Purchase Agreement, the Bank processes payments of all loans originated by R&G Mortgage on behalf of the Bank. In connection therewith, R&G Mortgage pays the Bank a fee equal to between $0.50 and $1.00 per loan. See also "- General - Affiliated Transactions" and "Regulation - R&G Financial - Limitations on Transactions with Affiliates."

       R&G Mortgage's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, R&G Mortgage may sell mortgage loan servicing rights from time to time.

       The following table sets forth certain information regarding the total loan servicing portfolio of R&G Mortgage for the periods indicated.

                                                Year Ended December 31,
                                         --------------------------------------
                                            1996         1995           1994
                                         ----------   ----------     ----------
                                                (Dollars in Thousands)
Composition of Servicing
   Portfolio at End of Period:
  Conventional and other
    mortgage loans(1) .................  $  971,327   $  811,269     $  634,944
  FHA/VA loans ........................   1,578,842    1,486,931      1,479,799
                                         ----------   ----------     ----------
    Total servicing portfolio(2) ......  $2,550,169   $2,298,200     $2,114,743
                                         ==========   ==========     ==========
Activity in the Servicing
  Portfolio:
  Beginning servicing portfolio .......  $2,298,200   $2,114,743     $2,000,530
  Add: Loan originations ..............     462,954      325,870        473,821
Servicing of portfolio loans
  acquired ............................      36,478      239,414         27,726
  Less: Sale of servicing rights ......      42,080      196,895(3)        --
  Run-offs(4) .........................     205,383      184,932        387,334
                                         ----------   ----------     ----------
  Ending servicing portfolio ..........  $2,550,169   $2,298,200     $2,114,743
                                         ==========   ==========     ==========
  Number of loans serviced(5) .........      50,979       48,240         43,572
  Average loan size(5) ................  $       50   $       48     $       49
  Average servicing fee rate(5) .......       0.532%       0.505%         0.558%

----------
(1)    Includes non-conforming loans.

(2) At the dates shown, included $323.8 million, $290.8 million and $213.9 million of loans serviced for the Bank, respectively, which constituted 12.70%, 12.65% and 10.12% of the total servicing portfolio, respectively.

(3) R&G Mortgage sold servicing rights during 1994 and recognized a gain of $2.9 million. Pursuant to a subservicing agreement with the purchaser of the servicing rights, R&G Mortgage continued to service the loans subject to such sale and they remained in R&G Mortgage's servicing portfolio until 1995.

(4) Run-off refers to regular amortizations of loans, prepayments and foreclosures.

(5) At December 31, 1996, R&G Mortgage was servicing 4,974 loans for the Bank with an average loan size of approximately $65,000 and at an average servicing rate of 0.214%. Amounts include late and other miscellaneous charges.

       The following table sets forth certain information at December 31, 1996 regarding the number of, and aggregate principal balance of, the mortgage loans serviced by R&G Mortgage for the Bank and for third parties at various mortgage interest rates.

                                                            At December 31, 1996
                        ---------------------------------------------------------------------------------------------
                                Loans Serviced                 Loans Serviced                    Total Loans
                                 for the Bank                 for Third Parties                   Serviced
                        ------------------------------   -----------------------------   ----------------------------
                         Number of       Aggregate       Number of       Aggregate        Number        Aggregate
                           Loans     Principal Balance     Loans     Principal Balance   of Loans   Principal Balance
Mortgage Interest Rate  ----------   -----------------   ---------   -----------------   --------   -----------------
                                   (Dollars in Thousands)          (Dollars in Thousands)         (Dollars in Thousands)
Less than 7.00%.......       56           $  2,992         2,723        $  140,061         2,779       $  143,053
7.00% - 7.49%.........      284             27,047         6,795           396,790         7,079          423,837
7.50% - 7.99%.........      831             68,596        12,147           663,495        12,978          732,091
8.00% - 8.49%.........      895             67,714         6,273           351,655         7,168          419,369
8.50% - 8.99%.........    1,645            106,622         7,900           340,007         9,545          446,629
9.00% - 9.49%.........      519             26,362         3,678           142,179         4,197          168,541
9.50% - 9.99%.........      203              9,598         2,964            89,948         3,167           99,546
10.00% - 10.49%.......      160              4,940         1,211            43,143         1,371           48,083
10.50% - 10.99%.......      195              5,380           739            21,309           934           26,689
11.00% or more........      186              4,512         1,575            37,819         1,761           42,331
                          -----           --------        ------        ----------        ------       ----------
                          4,974           $323,763        46,005        $2,226,406        50,979       $2,550,169
                          =====           ========        ======        ==========        ======       ==========

       The amount of principal prepayments on mortgage loans serviced by R&G Mortgage was $72.5 million, $68.2 million and $62.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. This represented approximately 2.8%, 3.0% and 2.9% of the aggregate principal amount of mortgage loans serviced during such periods. Principal prepayments have declined since 1993 as a result of decreased refinancing activity caused by the increase in interest rates experienced following the refinance boom of 1993. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Mortgage to continue to increase the size of its servicing portfolio even in times of high prepayments.

       Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Mortgage to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 1996, 1995 and 1994, the monthly average amount of funds advanced by R&G Mortgage under such servicing agreements was $1.3 million, $4.4 million and $6.3 million, respectively. Funds advanced by R&G Mortgage pursuant to these arrangements are generally recovered by R&G Mortgage within 30 days.

       In connection with its loan servicing activities, R&G Mortgage holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services. At December 31, 1996, R&G Mortgage held $39.0 million of such escrow funds, $10.6 million of which were deposited in the Bank and $28.4 million of which were deposited with other financial institutions. The escrow funds deposited with the Bank lower its overall cost of funds and is a means of compensating it for processing mortgages checks received by R&G Mortgage, while the escrow funds deposited with other financial institutions serve as part of R&G Mortgage's compensating balances which permit R&G Mortgage to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See "- Sources of Funds -Borrowings."

       The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 1996, R&G Mortgage was servicing mortgage loans with an aggregate principal amount of $290.9 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

       R&G Mortgage's general strategy is to retain the servicing rights related to the mortgage loans it originates and purchases. Nevertheless, there is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, the expected average life of the underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors and any recourse provisions. During the year ended December 31, 1995, R&G Mortgage sold servicing rights on $196.9 million of mortgage loans. Although R&G Mortgage may on occasion consider future sales of a portion of its servicing portfolio, management does not anticipate sales of servicing rights to become a significant part of its operations.

       The market value of, and earnings from, R&G Mortgage's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, income generated from R&G Mortgage's mortgage loan servicing portfolio may also decline. Conversely, as mortgage interest rates increase, the market value of R&G Mortgage's mortgage loan servicing portfolio may be positively affected. See Note 1 to R&G Financial's Notes to Consolidated Financial Statements for a discussion of SFAS No. 122 and the treatment of servicing rights, incorporated by reference into Item 8 hereof.

       Mortgage Loan Delinquencies and Foreclosures. The following table shows the delinquency statistics for R&G Mortgage's servicing portfolio at the dates indicated.

                                                       Year Ended December 31,
                             ----------------------------------------------------------------------------
                                        1996                     1995                      1994
                             ------------------------    ----------------------  ------------------------
                                           Percent of                Percent of                Percent of
                              Number of     Servicing    Number of   Servicing   Number of      Servicing
                                Loans       Portfolio      Loans     Portfolio     Loans        Portfolio
                             ----------    ----------    ---------   ----------  ---------     ----------
Loans delinquent for:
  30-59 days................     2,775         5.44%        3,366      6.98%         2,609         5.99%
  60-89 days................       533         1.05           906      1.88            543         1.25
  90 days or more...........       646         1.27           988      2.05            716         1.64
                                 -----         ----         -----     -----          -----         ----
    Total delinquencies(1)..     3,954         7.76%        5,260     10.90%         3,868         8.88%
                                 =====         ====         =====     =====          =====         ====
Foreclosures pending(2).....       693         1.36%          459      0.95%           401         0.92%
                                 =====         ====         =====     =====          =====         ====

----------

(1) Includes at December 31, 1996, an aggregate of $29.8 million of delinquent loans serviced for the Bank, or 1.17% of the total servicing portfolio and $1.0 million of delinquent loans held in R&G Mortgage's own portfolio.

(2) At December 31, 1996, the Bank had foreclosures pending on $8.5 million of loans being serviced by R&G Mortgage, which constituted 0.33% of the servicing portfolio. R&G Mortgage had foreclosures pending on $346,000 of loans it is servicing for its own portfolio at December 31, 1996.

       While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures ("REO") related to R&G Mortgage's mortgage banking business arise primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 1996, 1995 and 1994, R&G Mortgage held REO with a book value of approximately $0, $0 and $43,000, respectively. Sales of REO resulted in net losses to R&G Mortgage of $57,000 for the year ended December 31, 1996, and gains of $30,000 and $12,000 for the years ended December 31, 1995 and 1994 respectively. There is no liquid secondary market for the sale of R&G Mortgage's REO.

       With respect to mortgage loans securitized through GNMA programs, R&G Mortgage is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1996. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 1996, 1995 and 1994, total expenses related to FHA or VA loans foreclosed amounted to $281,000, $230,000 and $290,000, respectively. Although FNMA and FHLMC are obligated to reimburse R&G Mortgage for principal and interest payments advanced by R&G Mortgage as a servicer

(except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to R&G Mortgage which may not be recouped. Such nonrecouped expenses have to date been immaterial.

       Any significant adverse economic developments in Puerto Rico could result in an increase in defaults or delinquencies on mortgage loans that are serviced by R&G Mortgage or held by R&G Mortgage pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans.

       Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment. In general, the Puerto Rico market for mortgage-backed securities is an extension of the United States market with respect to pricing, rating of the investment instruments, and other matters. However, United States and Puerto Rico tax laws provide an economic incentive for Puerto Rico residents and Section 936 Corporations (defined below) to invest in certain mortgage loans and mortgage-backed securities originated in Puerto Rico, including FHA and VA loans and GNMA certificates, thereby tending to increase the secondary market demand for, and the resale value of, such mortgage loans and mortgage-backed securities. These tax advantages also favorably affect R&G Financial's net interest income by helping create a pool of lower-cost funds that R&G Financial can access through financial intermediaries such as banks and broker-dealers and use to fund mortgage loans and mortgage-backed securities pending sale.

       Under various Puerto Rico industrial incentives acts (the "Industrial Incentives Acts"), certain investment income earned by qualified manufacturing entities or service enterprises ("Exempt Companies") is exempt from Puerto Rico income tax. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers), provided such funds are invested in certain "eligible activities" in accordance with regulations promulgated by the OCFI, including certain mortgage loans and mortgage-backed securities. The Industrial Incentives Acts also encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable 10% tax (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years.

       Most Exempt Companies are United States corporations which operate in Puerto Rico under Section 936 of the Code. Corporations that meet certain requirements and elect the benefits of Section 936 ("Section 936 Corporations") are entitled to credit against their United States corporate income tax a portion of such tax attributable to (i) income derived from sources outside the United States from the active conduct of a trade or business within Puerto Rico or from the sale or exchange of substantially all assets used in the active conduct of such trade or business ("Active Business Income") and (ii) qualified possession source investment income ("QPSII"). QPSII generally includes interest derived from mortgage loans secured by real property located in Puerto Rico and mortgage-backed securities consisting of such mortgage loans as well as interest on deposits with financial institutions in Puerto Rico which in turn use such funds to finance the origination of mortgage loans and other qualifying assets. The credit provided for QPSII tends to increase the demand for Puerto Rico mortgage loans and mortgage-backed securities as well as to reduce funding costs for mortgage banking institutions.

       The Omnibus Budget Reconciliation Act of 1993 (the "OBRA Amendments") and the Small Business Job Protection Act of 1996 (the "SBJPA") amended various provisions of Section 936. The OBRA Amendments, which are generally effective for taxable years beginning after December 31, 1993, permit a taxpayer to compute the tax credit available under Section 936 (the "936 Credit") as under prior law but limit the amount of credit allowed with respect to Active Business Income under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit is equal to a fixed percentage of the amount of tax credit allowable under prior law (the "Fixed Percentage Method"). This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998, such percentage would be 40%. Under the second alternative (the "Economic Activity Method"), which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and the allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. The OBRA Amendments did not limit the 100% credit available under Section 936 for QPSII, including income received from investment in certain Puerto Rico mortgage loans and mortgage-backed securities.

       The SBJPA repealed (i) the 936 Credit attributable to QPSII generally for income received or accrued after June 30, 1996, and (ii) the 936 Credit attributable to Active Business Income for taxable years beginning after December 31, 1995. The SBJPA, however, provided grandfather rules under which a
Section 936 Corporation that had elected the benefits of the Section 936 Credit and which was engaged in active trade or business within Puerto Rico on October 13, 1995 (an "Existing Claimant") would be eligible to claim the 936 Credit attributable to Active Business Income during a transition period. A corporation may also qualify as an Existing Claimant if it acquires all the assets of a trade or business of a corporation that meets the active trade or business requirement and the election requirement is satisfied.

       The amount and computation method of the 936 Credit during the transition period depends upon whether a Section 936 Corporation is using the Economic Activity Method or the Fixed Percentage Method. A Section 936 Corporation that is an Existing Claimant and uses the Economic Activity Method may continue to determine its 936 Credit attributable to Active Business Income as under present law for taxable years beginning after December 31, 1995 and before January 1, 2002. For taxable years beginning after

December 31, 2001 and before January 1, 2006, a Section 936 Corporation's Active Business Income eligible for the 936 Credit is subject to a cap, described below. A Section 936 Corporation that is an Existing Claimant and is using the Fixed Percentage Method may continue to determine its 936 Credit attributable to Active Business Income under the existing rules for taxable years beginning after December 31, 1995 and before January 1, 1998. For taxable years beginning after December 31, 1997 and before January 1, 2006, the Section 936 Corporation's Active Business Income that is eligible for the 936 Credit is also subject to a cap. For taxable years beginning after December 31, 2005, the 936 Credit attributable to Active Business Income is terminated. Under the cap rules for both the Economic Activity Method and the Fixed Percentage Method, the income eligible for the 936 Credit is limited to the "adjusted base period income" of the Section 936 Corporation. Computation of the "adjusted base period income" involves three steps: (i) the Section 936 Corporation base period years are determined (which are, generally, three of the Section 936 Corporation's five most recent years ending before October 14, 1995, determined by disregarding the taxable years in which the Section 936 Corporation's Active Business Income was the highest and the lowest); (ii) Active Business Income of the Section 936 Corporation in each of the base period years is adjusted for inflation; and (iii) the income in the base period years, as adjusted for inflation, is averaged.

       In response to certain proposals put forth by the Government of Puerto Rico (the "Puerto Rico Government Proposals"), the SBJPA added Section 30A to the Code ("Section 30A"). The Puerto Rico Government Proposals included a ten-year grandfather period for the existing 936 Credit and the creation of a new tax credit for qualifying corporations that invest in "economically developing jurisdictions." Section 30A incorporates in part the Puerto Rico Government Proposals and provides for an income tax credit to domestic corporations operating in Puerto Rico. This new credit is determined under guidelines similar to the Economic Activity Method.

       The modification of Section 936 as enacted into law could have an adverse effect on the general economic condition of Puerto Rico, R&G Financial's service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of the credit for QPSII could also lead to a decrease in the amount of 936 Funds invested in Puerto Rico financial assets by 936 Corporations, thereby increasing funding costs and decreasing liquidity in the Puerto Rico financial market. The magnitude of the impact of any such changes on R&G Financial's profitability or financial condition cannot be determined at this time. R&G Financial has taken steps to attempt to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products. During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Eurodollar market has decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of R&G Financial.

       In the absence of the 936 Credit and as a means of continuing to defer U.S. income taxation, subsidiaries of multi-national companies operating under
Section 936 of the Code may transfer their operations to a corporation organized under Puerto Rico law. Generally, a Puerto Rico corporation is not subject to United States income taxes to the extent it does not derive U.S. source income and may be entitled to defer U.S. income taxation until dividends are repatriated to the United States. Under Section 954 of the Code, foreign subsidiaries of multi-national companies whose parent corporation is incorporated in the U.S. are not subject to federal income tax on profits on products which they manufacture. Though a Puerto Rico corporation is subject to local Puerto Rico taxes, the benefits under the Industrial Incentives Act, which provide a 90 percent tax exemption on profits for companies that manufacture or provide services in Puerto Rico, would continue to be available. In addition, under Section 901 and 902 of the Code and subject to certain limitations and exceptions, U.S. shareholders of a Puerto Rico corporation would be allowed to claim a foreign tax credit with respect to income tax paid in Puerto Rico. U.S. shareholders are also not required to recognize income attributable to manufacturing operations of a Puerto Rico corporation as a general rule under Subpart F of the Code. However, under Section 367 of the Code, multi-national corporations may be required to recognize income upon the transfer of operations to a Puerto Rico corporation, depending upon the nature and value of the property transferred. Several multi-national 936 Corporations have taken such steps since the legislation with respect to Section 936 was first introduced in the U.S. Congress.

       In addition to the foregoing incentives, interest derived from FHA loans or VA loans secured by real property in Puerto Rico originated after June 30, 1983 and, under certain circumstances, on or before February 15, 1973, and from GNMA certificates consisting of such mortgages, is exempt from Puerto Rico income tax. FHA and VA mortgage loans are also exempt from Puerto Rico gift and estate taxes. Individuals who are bona fide residents of Puerto Rico are also not subject to United States federal income tax on income from Puerto Rico sources, including interest income derived from mortgage loans originated in Puerto Rico whose mortgagors are residents of Puerto Rico. The exemption for interest earned on FHA loans, VA loans and GNMA certificates tends to increase the demand for these products and the price R&G Financial may obtain upon their sale. There can be no assurance that the tax exempt treatment of interest on FHA and VA loans will not be reviewed or modified in the future.

       Any change in Puerto Rico's political status could result in the elimination or modification of these tax benefits described above.

                         Lending Activities of the Bank

       General. At December 31, 1996, R&G Financial's loans receivable, net totalled $603.8 million, which represented 58.2% of R&G Financial's $1.0 billion of total assets. At December 31, 1996, $554.0 million or 91.8% of R&G Financial's loans receivable, net were held by the Bank. The principal category of loans in R&G Financial's portfolio are conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 1996, $369.5 million or 99.6% of R&G Financial's first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial's loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

       Loan Portfolio Composition. The following table sets forth the composition of R&G Financial's loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held in the Bank's loan portfolio.

                                                                     December 31,
                                              ------------------------------------------------------------
                                                    1996                 1995                 1994
                                              -----------------    -----------------    ------------------
                                              Amount    Percent    Amount    Percent    Amount     Percent
                                              ------    -------    ------    -------    ------     -------
                                                                 (Dollars in Thousands)
Residential real  estate - first
  mortgage(1)..............................  $370,876    60.75%   $282,498    58.23%   $194,707     62.14%
Residential real estate - second
  mortgage.................................    15,757     2.58      14,372     2.96      13,298      4.24
Residential construction...................     5,351      .88      15,046     3.10      12,039      3.84
Commercial construction and land
  acquisition..............................     5,075      .83       5,523     1.14       1,062      0.34
Commercial real estate.....................    70,139    11.49      61,862    12.74      43,029     13.72
Commercial business........................    31,063     5.09      27,816     5.74      14,102      4.51
Consumer loans:
  Loans secured by deposits................     9,409     1.54       7,497     1.55       5,829      1.86
  Real estate secured consumer loans.......    42,893     7.03      33,381     6.88      29,279*     9.34*
  Unsecured consumer loans.................    59,864     9.81      37,180     7.66            *         *
                                             --------   ------    --------   ------    --------    ------
    Total loans receivable.................   610,427   100.00%    485,175   100.00%    313,345    100.00%
                                             --------   ------    --------   ------    --------    ------
Less:
  Allowance for loan losses................    (3,332)              (3,510)              (2,887)
  Loans in process.........................    (2,430)              (5,727)              (5,945)
  Deferred loan fees.......................        41                 (266)                (424)
  Unearned interest........................      (955)              (1,831)              (2,475)
                                             --------             --------             --------
                                               (6,676)             (11,334)             (11,731)
                                             --------             --------             --------
  Loans receivable, net....................  $603,751             $473,841             $301,614
                                             ========             ========             ========

                                                            December 31,
                                              ---------------------------------------
                                                    1993                  1992
                                              -----------------     -----------------
                                              Amount    Percent     Amount    Percent
                                              ------    -------     ------    -------
                                                       (Dollars in Thousands)
Residential real  estate - first
  mortgage(1)..............................  $137,396    60.95%    $ 64,777    50.27%
Residential real estate - second
  mortgage.................................    11,135      4.94       7,945     6.17
Residential construction...................     3,940      1.75      13,801    10.71
Commercial construction and land
  acquisition..............................     1,084      0.48         707     0.55
Commercial real estate.....................    30,290     13.44      21,246    16.49
Commercial business........................    15,417      6.84       4,574     3.55
Consumer loans:
  Loans secured by deposits................     3,815      1.69       1,900     1.47
  Real estate secured consumer loans.......    22,355*     9.92*     13,896*   10.78*
  Unsecured consumer loans.................        *           *           *        *
                                             --------     ------   --------   ------
    Total loans receivable.................   225,432     100.00%   128,846   100.00%
                                             --------     ------   --------   ------
Less:
  Allowance for loan losses................    (3,029)               (1,230)
  Loans in process.........................    (1,531)               (5,776)
  Deferred loan fees.......................      (456)                 (452)
  Unearned interest........................    (3,796)               (3,960)
                                             --------              --------
                                               (8,812)              (11,418)
                                             --------              --------
  Loans receivable, net....................  $216,620              $117,428
                                             ========              ========

----------
(1) Includes $49.7 million and $55.2 million of residential real estate - first mortgage loans which are held by R&G Mortgage at December 31, 1996 and 1995, respectively.

(2) Does not include mortgage loans held for sale of $54.5 million, $21.3 million, $22.0 million, $174.2 million and $106.4 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

* R&G Financial is unable to distinguish these two sub-categories of consumer loans during the years ended December 31, 1994, 1993 and 1992.

       Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in R&G Financial's total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                  Due 1-5 years  Due 5 or more
                                                      after       years after
                                      Due 1 year   December 31,   December 31,
                                       or less        1996            1996      Total(1)
                                      ----------  -------------  -------------  --------
                                                         (In Thousands)
Residential real estate .............  $ 57,506      $159,372       $169,755    $386,633
Residential construction ............     5,351          --             --         5,351
Commercial real estate(2) ...........    17,994        16,495         40,725      75,214
Commercial business .................     7,355(3)     18,188          5,520      31,063
Consumer:
  Loans on savings ..................     4,235         4,745            429       9,409
  Real estate secured consumer loans        850        11,515         30,528      42,893
  Unsecured consumer loans ..........     5,991        53,179            694      59,864
                                       --------      --------       --------    --------
Total(4) ............................  $ 99,282      $263,494       $247,651    $610,427
                                       ========      ========       ========    ========

----------
(1) Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.

(2) Includes $5.1 million of commercial construction and land acquisition loans.

(3) Includes $726,000 of past due loans from the Bank's insurance premium financing portfolio. See "Asset Quality."

(4)    Does not include mortgage loans held for sale.

       The following table sets forth the dollar amount of total loans due after one year from December 31, 1996, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                        Floating or
                                          Fixed rate  adjustable-rate    Total
                                          ----------  ---------------    -----
                                                       (In Thousands)
Residential real estate .................  $329,127       $   --        $329,127
Residential construction ................     --              --            --
Commercial real estate(1) ...............     5,541         51,679        57,220
Commercial business .....................    16,771          6,937        23,708
Consumer:
  Loans on savings ......................     5,174           --           5,174
  Real estate secured consumer loans ....    42,043           --          42,043
  Unsecured consumer loans ..............    53,873           --          53,873
                                           --------       --------      --------
   Total ................................  $452,529       $ 58,616      $511,145
                                           ========       ========      ========

----------
(1) Includes $5.1 million of commercial construction and land acquisition loans.

       Scheduled contractual amortization of loans does not reflect the expected term of R&G Financial's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and, with respect to conventional loans originated for the Bank after February 1994, due-on-sales clauses, which give R&G Financial the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

       Origination, Purchase and Sales of Loans. The following table sets forth loan originations, purchases and sales by the Bank for the periods indicated.

                                                    Year Ended December 31,
                                              ---------------------------------
                                                 1996        1995        1994
                                              ---------   ---------   ---------
                                                    (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
  Residential mortgages ....................  $ 187,845   $ 126,599   $ 131,749
  Commercial mortgages .....................       --          --           123
  Construction loans .......................      2,227      13,764      10,700
  Consumer loans ...........................     21,208      15,944        --
    Total loans originated by R&G
      Mortgage .............................    211,280     156,307     142,572
Other loans originated:
  Commercial real estate ...................     36,140      48,497      21,921
  Commercial business ......................     33,318      21,556      13,391
Consumer loans:
  Loans on deposit .........................     13,988      12,546       9,290
  Real estate secured consumer loans .......         80       3,436       9,323
  Unsecured consumer loans .................     39,312      38,589       4,005
    Total other loans originated ...........    122,838     124,624      57,930
  Loans purchased(1) .......................      8,047         807      12,837
    Total loans originated and
       purchased ...........................    342,165     281,738     213,339
  Loans sold(2) ............................    (50,687)    (75,093)    (27,000)
  Loan principal reductions ................   (113,831)    (78,519)    (62,170)
  Net increase before other items, net .....    177,647     128,126     124,169
  Loans securitized and transferred to
    mortgage-backed securities .............    (43,673)    (17,631)    (51,492)
  Other increases (decreases) ..............       --           179      (2,363)
  Net increase in loan portfolio ...........  $ 133,974   $ 110,674   $  70,314

                                                   (Footnotes on following page)

----------
(1) Comprised of conventional loans purchased from other financial institutions aggregating $8.1 million, $807,000 and $8.5 million in the years ended December 31, 1996, 1995 and 1994, and FHA and conventional loans purchased from R&G Mortgage aggregating $4.3 million during the year ended December 31, 1994.

(2) Loans sold by the Bank in 1995 include approximately $55.2 million of loans sold to two commercial banks which have been recognized in R&G Financial's Consolidated Financial Statements as a transfer of loans with recourse. Accordingly, the aggregate principal amount of the loans have been reported as an asset in R&G Financial's Consolidated Financial Statements. See "Sources of Funds - Borrowings."

       R&G Financial, through the Bank, originates for both investment and sale mortgage loans secured by residential real estate (secured by both first and second mortgage liens) as well as construction loans (for residential real estate), commercial real estate loans, commercial business loans and consumer loans.

       Pursuant to the Master Production Agreement, R&G Mortgage will assist the Bank in meeting its loan production targets and goals by, among other things,
(i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with the Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by the Bank. R&G Mortgage performs the foregoing loan origination services on behalf of the Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from the Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of the Bank pursuant to the terms of the Master Production Agreement. During the years ended December 31, 1996, 1995 and 1994, R&G Mortgage received $4.5 million, $3.6 million and $3.2 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of the Bank pursuant to the terms of the Master Production Agreement. These fees are eliminated in consolidation in R&G Financial's Consolidated Financial Statements. See also "- General - Affiliated Transactions" and "Regulation - R&G Financial - Limitations on Transactions with Affiliates."

       The Bank originates commercial real estate, commercial business and consumer loans. Applications for commercial real estate, commercial business and unsecured consumer loans are taken at all of the Bank's branch offices and may be approved by various lending officers of the Bank within designated limits, which are established and modified from time to time to reflect an individual's expertise and experience. All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. In addition, the Management Credit Committee is authorized to approve all loans not exceeding $400,000, the Credit Committee of the Board of Directors is authorized to approve real estate secured loans not exceeding $500,000, and the Executive Committee of the Board of Directors is authorized to approve all loans exceeding $500,000. All loans originated or purchased by the Bank must be approved by one of the three committees set forth above. Management of the Bank believes that its relatively centralized approach to approving loan applications ensures strict adherence to the Bank's underwriting guidelines while still allowing the Bank to approve loan applications on a timely basis.

       The Bank also occasionally purchases loans secured by first liens on single-family residential real estate. The Bank will occasionally purchase FHA loans from R&G Mortgage and conventional loans from unrelated financial institutions. Such loan purchases are underwritten by the Bank pursuant to the same guidelines as direct loan originations. Loans purchased by the Bank are generally securitized by R&G Mortgage and sold by the Bank. During the years ended December 31, 1996, 1995 and 1994, the Bank purchased $8.1 million, $807,000 and $12.8 million of loans, respectively.

       During the years ended December 31, 1996, 1995 and 1994, the Bank sold $50.7 million, $75.1 million and $26.8 million of loans. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC.

       Pursuant to the Master Purchase Agreement, the Bank sells to R&G Mortgage the servicing rights to all first and second mortgage loans secured by residential properties which are or will become part of the Bank's loan portfolio once the Bank has a commitment to sell the loans. The Master Purchase Agreement further provides that R&G Mortgage will service all other loans held in the Bank's portfolio (including single-family residential loans retained by the Bank, commercial real estate, commercial business and consumer loans (although R&G Mortgage does not actually acquire such servicing rights)). In addition, pursuant to the Master Purchase Agreement, the Bank processes payments on all loans serviced by R&G Mortgage on behalf of the Bank. Finally, under the Master Purchase Agreement, R&G Mortgage renders securitization services with respect to the pooling of some of the Bank's mortgage loans into mortgage-backed securities. See "- Mortgage Banking Activities."

       At December 31, 1996, R&G Financial's five largest loans-to-one borrower and their related entities amounted to $1.9 million, $1.9 million, $649,000, $625,000 and $621,000. The largest loan concentration is primary comprised of two interim construction loans with an aggregate balance of $1.2 million to a developer of 110 single family detached residential units in Humaco, with the balance of the loan concentration comprised of other commercial loans. The second largest loan concentration is a loan to a developer of a new shopping center in Carolina. Plans and permits are being developed for various fast food chains. The third largest loan concentration is primarily comprised of a commercial loan guaranteed by the Small Business Administration. The fourth largest loan concentration consist of an interim financing to complete the purchase of a land lot for the development of low to moderate single family residences. The fifth largest loan consist of a term loan for the purchase of a commercial two- story building in an industrial complex in the San Juan metropolitan area. All of R&G

Financial's five largest loan concentrations were performing in accordance with their terms as of December 31, 1996.

       Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 1996, $370.9 million or 60.7% of R&G Financial's total loans held for investment consisted of such loans, $369.5 million or 99.6% of which consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

       The Bank's first mortgage single-family residential loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank can lend up to 95% of the appraised value of the property securing a first mortgage single-family residential loan provided the Bank obtains private mortgage insurance with respect to the top 25% of the loan.

       The Bank also originates loans secured by second mortgages on single-family residential properties. At December 31, 1996, $15.8 million or 2.6% of R&G Financial's total loans held for investment consisted of second mortgage loans on single-family residential properties. The Bank offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property's appraised value (including the first mortgage).

       Construction Loans. In recent years, the Bank has been active in originating loans to construct single-family residences. These construction lending activities generally are conducted throughout Puerto Rico, although loans are concentrated in areas contiguous to Bank branches. At December 31, 1996, residential construction loans amounted to $5.4 million or 0.9% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $5.1 million or 0.83% of total loans held for investment.

       The Bank primarily offers construction loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Bank's construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Bank to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. Thereafter, the permanent loan is made at then market rates, provided that such rate shall not be more than 2% greater than the interim construction rate. R&G Mortgage's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Bank's construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1996, the Bank's construction loan portfolio included 45 construction/permanent loans with an aggregate principal balance of $5.4 million.

       The Bank has also originated construction loans to developers on a very limited basis to develop single family residential properties. The Bank does not intend to actively engage in this business and will primarily undertake such investments to accommodate a valued developer client if the Bank determines that the project is worthy and the risk is acceptable. At December 31, 1996, the Bank had 3 residential construction loans outstanding to developers aggregating $2.0 million to develop single-family subdivisions, consisting of 58 units in Fajardo and 110 units in Humaco. The Fajardo project, which involved a $2.3 million loan, had an outstanding balance of $437,000 as of December 31, 1996. The Humaco project, which involved a $1.4 million loan for the third phase of the project, had an outstanding balance of $463,000, and the $1.2 million loan granted for the fourth phase of the project had an outstanding balance of $770,000 at December 31, 1996. Each loan is performing in accordance with its terms. The Humaco project loans are referenced in the discussion of the Bank's largest loan concentrations above.

       In addition to the foregoing, at December 31, 1996, the Bank had three land acquisition loans amounting to $519,000, $239,000 and $180,000 which were made in connection with projects to construct single-family residences. The Bank and the financial institution which made the interim construction loan have entered into an agreement pursuant to which the Bank is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. The Bank expects to make the permanent construction loan on one of these projects. The Bank does not expect to be active in this business.

       The Bank intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Bank has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value (80% with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 1996, $363,000 of the Bank's construction loans were classified as non-performing.

       Commercial Real Estate Loans. The Bank has also originated mortgage loans secured by commercial real estate. At December 31, 1996, $70.1 million or 11.49% of R&G Financial's total loans held for investment consisted of such loans. As of such date, the Bank's commercial real estate loan portfolio consisted of approximately 704 loans with an average principal balance of $107,000. At December 31, 1996, $3.1 million of R&G Financial's commercial real estate loans were classified as nonperforming.

       Commercial real estate loans originated by the Bank are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Although terms vary, commercial real estate loans generally are amortized over a period of 7-15 years and have maturity dates of five to seven years. The Bank will originate these loans with interest rates which adjust monthly in accordance with a designated prime rate plus a margin, which generally is negotiated at the time of origination. Such loans will have a floor but no ceiling on the amount by which the rate of interest may adjust over the loan term. Loan-to-value ratios on the Bank's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.30 or more. It is also the Bank's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

       Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by limiting the extent of its commercial lending generally. In addition, the Bank imposes stringent loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral. Although the Bank has begun to increase its emphasis on commercial real estate lending, management does not currently anticipate that its portfolio of commercial real estate loans will grow significantly as a percentage of the total loan portfolio.

       Commercial Business Loans. Beginning in 1991, the Bank began emphasizing commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Bank also generally obtains personal guarantees from the principals of the borrowers. At December 31, 1996, commercial business loans amounted to $31.1 million or 5.1% of total loans held for investment. Although the Bank has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio. At December 31, 1996 $1.6 million of R&G Financial's commercial business loans were classified as non-performing, an increase of $1.5 million as compared to December 31, 1995. The increase is primarily related to certain loans related to the Bank's insurance premiums financing business. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operation -- Provision for Loan Losses" incorporated by reference in Item 7 hereof.

       Consumer Loans. The Bank has recently begun to emphasize the origination of consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. At December 31, 1996, $112.2 million or 18.4% of R&G Financial's total loans held for investment consisted of consumer loans. The consumer loans offered by the Bank include real estate secured consumer loans (which are originated by R&G Mortgage), loans secured by deposit accounts, credit card loans and other secured and unsecured consumer loans. Most of the Bank's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although the Bank has begun to increase its emphasis on consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

       The Bank currently offers loans secured by deposit accounts, which amounted to $9.4 million at December 31, 1996. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The Bank offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Real estate secured consumer loans have a maximum term of 10 years, which may be extended within the sole discretion of the Bank, and an interest rate which is set at a fixed rate based on market conditions. The Bank secures the loan with a first or second mortgage on the property and will originate the loan even if another institution holds the first mortgage. At December 31, 1996, real estate secured consumer loans totalled $42.9 million. In November 1995, the Bank began issuing credit cards in its own name. At December 31, 1996, credit card receivables totalled $1.8 million.

       Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. At December 31, 1996, $820,000 of consumer loans were classified as non-performing.

Asset Quality

       General. When a borrower fails to make a required payment on a loan, R&G Financial attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made between the 10th and 15th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While R&G Financial generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent in the case of mortgage loans, R&G Financial does institute foreclosure or other proceedings, as necessary, to minimize any potential loss. In the case of consumer loans, the Bank refers the file for collection action after 60 days.

       Loans secured by real estate are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When such a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more which are secured by real estate. The Bank generally takes the same position in the case of consumer loans.

       Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the American Institute of Certified Public Accountants in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

       The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated. R&G Financial did not have any troubled debt restructurings at any of the periods presented. Except as otherwise indicated in the footnotes to the table, the non-performing assets are assets of the Bank.

                                                                   December 31,
                                                -------------------------------------------------
                                                  1996        1995      1994      1993      1992
                                                -------     -------   -------   -------   -------
                                                              (Dollars in Thousands)
Non-accruing loans:
  Residential real estate(1) .................  $12,991     $ 7,921   $ 4,045   $ 2,942   $ 1,939
  Residential Construction ...................      363        --        --        --        --
  Commercial real estate .....................    3,141       1,903       789     1,311       141
  Commercial business ........................      823        --        --        --        --
  Consumer ...................................      686          40       918       736       221
  Other(2) ...................................      726        --        --        --        --
                                                -------     -------   -------   -------   -------
    Total ....................................   18,730(3)    9,864     5,752     4,989     2,301
                                                -------     -------   -------   -------   -------
Accruing loans greater than 90 day
  delinquent: ................................                                                  s
  Residential real estate ....................     --          --        --        --        --
  Residential construction ...................     --           611      --        --          28
  Commercial real estate .....................     --          --        --        --        --
  Commercial business ........................       22           8        10        70      --
  Consumer ...................................      134          94      --        --           4
                                                -------     -------   -------   -------   -------
    Total accruing loans greater than
      90 days delinquent .....................      156         713        10        70        32
                                                -------     -------   -------   -------   -------
    Total non-performing loans ...............   18,886      10,577     5,762     5,059     2,333
                                                -------     -------   -------   -------   -------
Real estate owned, net of reserves(4) ........      865         654       722       699        21
                                                -------     -------   -------   -------   -------
    Total non-performing assets ..............  $19,751     $11,231   $ 6,484   $ 5,758   $ 2,354
                                                =======     =======   =======   =======   =======
    Total non-performing loans as a
      percentage of total loans ..............     3.55%       2.18%     1.84%     2.24%     1.81%
                                                =======     =======   =======   =======   =======
    Total non-performing assets as a
      percentage of total assets .............     2.15%       1.32%     1.04%     1.07%     0.80%
                                                =======     =======   =======   =======   =======

----------
(1) Includes residential real estate secured by both first and second mortgage loans.

(2) Comprised of insurance premium financing contracts, primarily commercial and, to a lesser extent, personal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operation -- Provision for Loan Losses" incorporated by reference in Item 7 hereof.

(3) As of December 31, 1996, comprised of 249 loans secured by residential real estate, 30 loans secured by commercial real estate, 4 construction loans, 20 commercial business loans and 85 consumer loans.

(4) Includes properties held by R&G Mortgage of $43,000 as of December 31, 1994. As of December 31, 1996, the Bank had 10 residential properties aggregating $865,000.

       While the level of total non-performing assets of R&G Financial has increased on an absolute basis during the periods presented, from $2.4 million at December 31, 1992 to $19.8 million at December 31, 1996, R&G Financial's net loans receivable portfolio has increased by 414.3% during this period, from $117.4 million at December 31, 1992 to $603.8 million at December 31, 1996. Thus, total non-performing assets as a percent of total assets increased from 0.80% at December 31, 1992 to 2.15% at December 31, 1996.

       [Need to explain to me increases in single family and commercial real estate and commercial business loans.]

       It is the policy of the Bank to maintain an allowance for estimated losses on loans and to increase such allowance when, based on management's evaluation, a loss becomes both probable and estimable (i.e., the loss is likely to occur and can be reasonably estimated). Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. Also, management's periodic evaluation considers factors such as loss experience, current delinquency data, known and inherent risks in the portfolio, identification of adverse situations which may affect the ability of debtors to repay the loan, the estimated value of any underlying collateral and assessment of current economic conditions. Additions to the allowance are charged to income. Such provisions are based on management's estimated value of any underlying collateral, as applicable, considering the current and anticipated operating conditions of the borrower. Any recoveries are credited to the allowance.

       The following table sets forth an analysis of R&G Financial's allowance for loan losses during the periods indicated, which is maintained on the Bank's loan portfolio.

                                             At and For the Year Ended December 31,
                                         ---------------------------------------------
                                          1996     1995       1994     1993      1992
                                         ------   ------     ------   ------    ------
                                                     (Dollars in Thousands)
Balance at beginning of period ........  $3,510   $2,887     $3,029   $1,230    $  892
                                         ------   ------     ------   ------    ------
Charge-offs:
  Residential real estate .............      45       53       --       --           5
  Construction ........................      50     --         --       --        --
  Commercial real estate ..............    --       --         --       --        --
  Commercial business .................     110       91          3       56       105
  Consumer ............................   1,922      365        139       90        11
  Other(1) ............................   2,535     --         --       --        --
                                         ------   ------     ------   ------    ------
    Total charge-offs .................   4,662      509        142      146       121
                                         ------   ------     ------   ------    ------
Recoveries:
  Residential real estate .............    --          1       --       --        --
  Construction ........................    --       --         --       --        --
  Commercial real estate ..............    --       --         --       --        --
  Commercial business .................      31       85       --         20         2
  Consumer ............................     195       96       --        242        22
                                         ------   ------     ------   ------    ------
    Total recoveries ..................     226      182       --        262        24
                                         ------   ------     ------   ------    ------
Net charge-offs .......................   4,436      327        142     (116)       97
                                         ------   ------     ------   ------    ------
Allowance for loan losses acquired from
  Caribbean Federal ...................    --       --         --      1,683      --
Provision for losses on loans .........   4,258      950(2)    --       --         435
                                         ------   ------     ------   ------    ------
Balance at end of period ..............  $3,332   $3,510     $2,887   $3,029    $1,230
                                         ======   ======     ======   ======    ======
Allowance for loan losses as a percent
  of total loans outstanding ..........     .55%    0.72%      0.92%    1.34%     0.95%
                                         ======   ======     ======   ======    ======
Allowance for loan losses as a percent
  of non-performing loans .............   15.55%   33.19%     50.10%   59.87%    52.72%
                                         ======   ======     ======   ======    ======
Ratio of net charge-offs to average
  loans outstanding ...................     .86%    0.08%      0.05%   (0.06)%    0.07%
                                         ======   ======     ======   ======    ======

----------
(1) Comprised of $2.5 million of loans from the Bank insurance premiums financing portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operation -- Provision for Loan Losses" incorporated by reference in Item 7 hereof.

(2) Includes $500,000 transferred to the provision for loan losses which R&G Financial determined was excess valuation reserves on mortgage loans held for sale.

       The following table sets forth information concerning the allocation of R&G Financial's allowance for loan losses (which is maintained on the Bank's loan portfolio) by loan category at the dates indicated.

                                                                         December 31,
                          ----------------------------------------------------------------------------------------------------------
                                  1996                   1995                 1994                 1993                 1992
                          --------------------   --------------------  -------------------  -------------------  -------------------
                                   Percent of             Percent of           Percent of           Percent of           Percent of
                                    Loans in               Loans in             Loans in             Loans in             Loans in
                                      Each                   Each                 Each                 Each                 Each
                                   Category to            Category to          Category to          Category to          Category to
                          Amount   Total Loans   Amount   Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                          ------   -----------   ------   -----------  ------  -----------  ------  -----------  ------  -----------
                                                                    (Dollars in Thousands)
Residential real estate   $  810      24.31%     $2,094      59.66%    $1,962     67.95%    $2,029     66.99%    $  913     74.23%
Construction...........       51       1.53          32       0.90         --        --         --        --         --        --
Commercial real estate.      489      14.68          --         --         --        --         --        --         --        --
Commercial business....      109       3.27         782      22.28        403     13.96        576     19.02        154     12.60
Consumer...............    1,873      56.21         602      17.16        522     18.09        424     13.99        163     13.17
                          ------     ------      ------     ------     ------    ------     ------    ------     ------    ------
Total..................   $3,332     100.00%     $3,510     100.00%    $2,887    100.00%    $3,029    100.00%    $1,230    100.00%
                          ======     ======      ======     ======     ======    ======     ======    ======     ======    ======

                              Investment Activities

       General. R&G Financial's securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the respective Boards of Directors of the Bank and R&G Mortgage. The management of the securities portfolio is set in accordance with strategies developed by the Bank's Interest Rate Risk, Budget and Investments Committee ("IRRBICO").

       As discussed under "- Mortgage Banking Activities," R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage's securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. At December 31, 1996, R&G Mortgage held GNMA mortgage-backed securities with a fair value of $106.4 million which are classified as held for trading. Such securities generally remain in R&G Mortgage's portfolio for between 90 and 180 days. In addition, during 1994 and 1995, R&G Mortgage sold through grantor trusts $201.4 million and $38.1 million, respectively, of CMOs and retained a portion of the residual interests related thereto. In addition, in 1995, R&G Mortgage purchased from the Bank $4.6 million of mortgage-backed residuals relating to the Bank's 1993 issuance of CMOs. At December 31, 1996, R&G Mortgage's CMOs and CMO residuals, which are classified as held for trading, had an amortized cost of $24.7 million and a fair value of $23.7 million.

       The Bank's Investment Policy authorizes the Bank to invest in U.S. Treasury obligations (with a maturity up to five years), U.S. Agency obligations, FNMA, GNMA and FHLMC mortgage-backed certificates, investment grade municipal obligations (with a maturity of up to five years), bankers' acceptances and Federal Home Loan Bank ("FHLB") notes (with a maturity of up to five years), investment grade commercial paper (with a maturity of up to 9 months), federal funds (with a maturity of six months or less), certificates of deposit in other financial institutions (including Eurodollar deposits), repurchase agreements (with a maturity of six months or less), investment grade corporate bonds (with a maturity of five years or less) and certain mortgage-backed derivative securities (with a weighted average life of less than ten years).

       At December 31, 1996, the Bank's securities portfolio consisted of $43.2 million of securities held for investments, consisting of $21.7 million of tax-free mortgage-backed securities, $16.2 million of other mortgage backed securities, and $5.3 million of Puerto Rico Government obligations and other Puerto Rico securities. In addition, at December 31, 1996, the Bank had a securities portfolio classified as available for sale with a fair value of $81.8 million, consisting of $42.6 million of mortgage-backed securities, $4.3 million of FHLB stock, $8.2 million of CMOs and CMO residuals and $26.7 million of U.S. Government agency securities. Finally, at December 31, 1996, $2.5 million of the Bank's securities were classified as held for trading, consisting of $1.7 million of GNMA certificates and $770,000 of U.S. Treasury Bills.

       In February 1996, the Company entered into various agreements with an independent investment management firm whereby such firm has been appointed as investment advisor with respect to a portion of the Company's securities portfolio. Pursuant to such agreements, this investment advisory firm advises and recommends the purchase and/or sale of otherwise eligible investments on behalf of the Company as well as the execution of various hedging strategies. Such firm, which has been engaged by the Company to, among other things, assist it in achieving the objectives established by the Company's IRRBICO, receives an annual management fee of .15% of the average aggregate principal amount under management (payable quarterly) together with a quarterly performance fee of 25% of the net trading profits earned during each calendar quarter. At December 31, 1996, this investment advisory firm was managing assets of the Company with an approximate fair value of $33.0 million ($19.2 million of which is being utilized for hedging purposes and $13.8 million of which is being utilized for trading purposes), which were invested in U.S. Government agency securities, U.S. Treasury Bills, money market instruments and option contracts. Such firm also executes hedging strategies on behalf of the Company for a portion of U.S. Government and agency securities available for sale and mortgage-backed securities which are available for sale (excluding CMOs) or held for trading. At December 31, 1996, the Company's securities held for trading and available for sale for which hedging contracts are made had a fair value of $149.1 million. Effective January 1, 1997, the Company discontinued hedging activities for its mortgage backed securities held for trading after management determined that the relatively low volatility of such securities did not warrant hedging against such assets.

       The following table presents certain information regarding the composition and period to maturity of R&G Financial's securities portfolio held to maturity as of the dates indicated below. All of such securities are assets of the Bank.

                                                                           December 31,
                               ---------------------------------------------------------------------------------------------------
                                              1996                              1995                             1994
                               ---------------------------------   ------------------------------   ------------------------------
                                                        Weighted                         Weighted                         Weighted
                               Carrying      Market     Average    Carrying   Market     Average    Carrying   Market     Average
                                Value        Value       Yield      Value     Value       Yield       Value    Value      Yield
                               --------      ------     --------   --------   ------     --------   --------   ------     --------
                                                                     (Dollars in Thousands)
Mortgage-backed securities:
  GMNA
    Due within one year.....   $    --       $    --          %    $    --    $    --         --%   $    --    $    --        --%
    Due from one-five years.        --            --        --          --         --         --         --         --        --
    Due from five-ten years.        97           100     10.00%        118        108      10.00        174        164     10.00
    Due over ten years......    21,591        20,571      6.03      24,617     23,681       6.03     26,619     24,224      5.98
FNMA
  Due within one year.......        --            --        --          --         --         --         --         --        --
  Due from one-five years...        --            --        --          --         --         --         --         --        --
  Due from five-ten years...        --            --        --          --         --         --         --         --        --
  Due over ten years........    15,895        16,124      7.18      16,623     16,623       7.18     16,175     15,267      7.16
FHLMC
  Due within one year.......        --            --        --          --         --         --         --         --        --
  Due from one-five years...        --            --        --          --         --         --         --         --        --
  Due from five-ten years...        --            --        --          --         --         --        659        678      9.16
  Due over ten years........       317           309      5.38         373        373       5.50     40,495     38,512      7.05
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year.......        --            --        --         377        377       2.69        460        460      3.49
  Due from one-five years...     4,960         4,930      5.38       1,042      1,000       6.25      1,046        982      6.25
  Due from five-ten years...        --            --        --          --         --         --         --         --        --
  Due over ten years........        --            --        --         627        619       4.25        676        667      4.55
  U.S. Government Agency
  Due within one year.......        --            --        --          --         --         --         --         --        --
  Due within one-five years.       310           311      6.13          --         --         --         --         --        --
  Due within five-ten years.        --            --        --          --         --         --         --         --        --
  Due over ten years........        --            --        --          --         --         --         --         --        --
Commercial paper:
  Due within one year.......     2,982         2,982      5.55          --         --         --         --         --        --
  Due within one-five years.        --            --        --          --         --         --         --         --        --
  Due within five-ten years.        --            --        --          --         --         --         --         --        --
  Due over ten years........        --            --        --          --         --         --         --         --        --
    Total Securities held for
      investment............   $46,152       $45,327      6.34%    $43,777    $42,781       6.42%   $86,304    $80,954      6.76%

       The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                                  December 31,
                                            ----------------------------------------------------------------------------------------
                                                        1996                          1995                          1994
                                            ----------------------------  ----------------------------  ----------------------------
                                                                Weighted                      Weighted                      Weighted
                                            Amortized   Fair    Average   Amortized   Fair    Average   Amortized    Fair   Average
                                              Cost      Value     Yield      Cost     Value    Yield       Cost      Value   Yield
                                            ---------  -------  --------  ---------  ------   --------  ---------   ------  --------
                                                                             (Dollars in Thousands)
Mortgage-Backed Securities Available
  for Sale(1):
  FNMA mortgage-backed securities
    Due within one year...................  $     --   $     --      --%   $    --  $    --        --%  $     --   $     --    --%
    Due from one-five years...............        --         --      --         --        --       --         --         --    --
    Due from five-ten years...............        --         --      --         --        --       --         --         --    --
    Due over ten years....................    10,563     10,293    6.99     14,846    14,946     7.12         --         --    --
  FHLMC mortgage-backed securities
    Due within one year...................        --         --      --         --        --       --         --         --    --
    Due from one-five years...............        56         60    9.01         --        --       --         --         --    --
    Due from five-ten years...............       474        487    9.25      1,122     1,180     8.90         --         --    --
    Due over ten years....................    32,454     31,806    6.77     36,353    36,759     6.94         --         --    --
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year...................        --         --      --         --        --       NA         --         --    NA
    Due from one-five years...............        --         --      --         --        --       NA         --         --    NA
    Due from five-ten years...............        --         --      --         --        --       NA         --         --    NA
    Due over ten years....................     7,067      8,195   8.125      7,126     8,123       NA     11,684     13,300    NA
Investment Securities Available for Sale(1)
  U.S. Government Agency
    Due within one year...................     1,500      1,500    6.00         --        --       --         --         --    --
    Due from one-five years...............    20,502     20,361    6.18         --        --       --         --         --    --
    Due from five-ten years...............     5,026      4,865    6.73         --        --       --         --         --    --
    Due over ten years....................        --         --      --         --        --       --         --         --    --
  FHLB stock..............................     4,247      4,247    6.30      3,280     3,280     7.68      1,878      1,878  7.60
                                            --------   --------    ----   --------  --------     ----   --------   --------  ----
                                            $ 81,889   $ 81,814    6.75%  $ 62,727  $ 64,288     6.42%  $ 13,562   $ 15,178  5.01%
                                            ========   ========    ====   ========  ========     ====   ========   ========  ====
Securities held for trading(3):
  GNMA certificates.......................    83,848     84,460    6.53   $ 87,656  $ 88,448     6.71%  $ 65,813   $ 64,184  6.59%
  CMO certificates........................    16,200     15,147    5.95     16,200    15,570     5.95     54,350     50,241  5.76
  CMO residuals(4)........................     8,489      8,539    8.07     10,248     9,791     8.07      9,500     10,097  8.00
  U.S. Treasury Bills.....................     1,370      1,316    5.72         --        --       --         --         --    --
                                            --------   --------    ----   --------  --------     ----   --------   --------  ----
                                            $109,907   $109,462    6.55%  $114,104  $113,809     6.72%  $129,663   $124,522  6.35%
                                            ========   ========    ====   ========  ========     ====   ========   ========  ====

                                                   (Footnotes on following page)

----------
(1)    All securities are held in the Bank's investment securities portfolio.

(2) Comprised of subordinated tranches and residuals from the Bank's 1992 Grantor Trust.

(3) Except for GNMA Certificates with a fair value of $1.7 million, $1.8 million and $1.9 million during the years ended December 31, 1996, 1995 and 1994 and U.S. Treasury Bills with a fair value of $770,000 at December 31, 1996, all of such securities are held in R&G Mortgage's securities portfolio.

(4) Represents residuals purchased from the Bank from its 1993 CMO Grantor Trust and from R&G Mortgage's CMO Grantor Trust.

       A substantial portion of R&G Financial's securities are held in mortgage-backed securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as R&G Financial. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

       The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within HUD which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $214,600. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

       Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgage, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

       R&G Financial's securities portfolio includes CMOs. CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

       Mortgage-backed securities generally increase the quality of R&G Financial's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of R&G Financial. At December 31, 1996, $44.5 million or 22.6% of R&G Financial's mortgage-backed securities was pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

       The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 1996, the Bank's

CMOs and CMO residuals, which had a fair value of $8.2 million, were designated as "high-risk mortgage securities" and classified as available for sale.

                                Sources of Funds

       General. R&G Financial will consider various sources of funds to fund its investment and lending activities and evaluates the available sources of funds in order to reduce R&G Financial's overall funding costs. Deposits, reverse repurchase agreements, warehouse lines of credit, notes payable, FHLB advances, subordinated capital notes and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in R&G Financial's lending and investing activities and for other general business purposes.

       Deposits. Deposits are the major sources of the Bank's funds for lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $168.6 million of certificates of deposit with balances of $100,000 or more, which amounted to 27.4% of the Bank's total deposits at December 31, 1996. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

       The Bank attempts to price its deposits in order to promote deposit growth. The Bank regularly evaluates the internal costs of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not currently obtain funds through brokers, although at December 31, 1996 it held $10.1 million of deposits acquired from money desks in the United States.

       The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including advertising.

       The following table presents the average balance of each deposit type and the average rate paid one each deposit type of the Bank for the periods indicated.

                                                       December 31,
                            -------------------------------------------------------------------
                                    1996                    1995                   1994
                            --------------------   ---------------------  ---------------------
                            Average     Average    Average      Average   Average      Average
                            Balance    Rate Paid   Balance     Rate Paid  Balance     Rate Paid
                            --------   ---------   -------     ---------  -------     ---------
                                                  (Dollars in Thousands)
Passbook.................   $ 73,216     3.77%     $ 59,860      3.66%    $ 45,220      3.60%
NOW and Super NOW accounts    78,183     3.85        65,135      3.82         3.87
Checking.................     20,451       --         6,050        --        2,725        --
Commercial checking(1)...     30,173       --        24,601        --       22,819        --
Certificates of deposit..    359,525     6.05       276,187      6.25      197,035      5.20
                            --------     ----      --------      ----     --------      ----
  Total deposits.........   $561,548     4.90%     $431,833      5.05%    $340,461      4.25%
                            ========     ====      ========      ====     ========      ====

----------
(1) Includes $10.6 million, $9.7 million and $10.0 million of escrow funds of R&G Mortgage maintained with the Bank at December 31, 1996, 1995 and 1994, respectively.

       The following table sets forth the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 1996.

                                                                     Amount
                                                                 --------------
                                                                 (In Thousands)
Certificates of deposit maturing:
Three months or less......................................          $ 57,711
Over three through six months.............................            21,788
Over six through twelve months............................            47,706
Over twelve months........................................            41,410
                                                                    --------
  Total...................................................          $168,615
                                                                    ========

       Borrowings. R&G Financial's business requires continuous access to various funding sources, both short and long-term. R&G Mortgage's primary source of short-term funds is through sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). The Bank also from time to time utilizes reverse repurchase agreements when they represent a competitive short-term funding source. In a reverse repurchase agreement transaction, R&G Financial will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price less than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which R&G Financial has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of R&G Financial's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by R&G Financial. Reverse repurchase agreements represent a competitive cost funding source for R&G Financial. Nevertheless, R&G Financial is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, R&G Financial only deals with large, established investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 1996, R&G Financial had $97.4 million of reverse repurchase agreements outstanding, all of which represented borrowings of R&G Mortgage. At December 31, 1996, the weighted average interest rate on R&G Financial's reverse repurchase agreements amounted to 5.67%.

       R&G Mortgage's loan originations are also funded by borrowings under various warehouse lines of credit provided by two unrelated commercial banks ("Warehouse Lines"). At December 31, 1996, R&G Mortgage was permitted to borrow under such Warehouse Lines up to $108.4 million, $40.3 million of which was drawn upon and outstanding as of such date. The Warehouse Lines are used by R&G Mortgage to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when R&G Mortgage receives payment from the sale of the funded loan, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by certificates of deposit, a general assignment of mortgage payments receivable, an assignment of certain mortgage servicing rights and an assignment of key man life insurance policies on Mr. Victor J. Galan, R&G Financial's Chairman of the Board and Chief Executive Officer. In addition, some of the Warehouse Lines are personally guaranteed by Mr. Galan. Certain of these warehousing lines of credit impose restrictions on R&G Mortgage with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared.

       The interest rate on funds borrowed pursuant to the Warehouse Lines is based upon a specified prime rate less a negotiated amount or a designated Puerto Rico Section 936 funds rate (which is lower than the prime rate) plus a negotiated amount. By maintaining compensating balances, R&G Mortgage is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by R&G Mortgage for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 1996, the weighted average interest rate being paid by R&G Mortgage under its Warehouse Lines amounted to 6.48%.

       The Warehouse Lines include various covenants and restrictions on R&G Mortgage's operations, including maintenance of minimum levels of net worth and working capital, minimum levels and ratios with respect to outstanding indebtedness and restrictions on the amount of dividends which can be declared and paid by R&G Mortgage on its common stock (which is limited to 50% of R&G Mortgage's net income for the preceding fiscal year). Management of R&G Financial believes that as of December 31, 1996, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

       Although the Bank's primary source of funds is deposits, the Bank also borrows funds on both a short and long-term basis. The Bank actively utilizes 936 Notes as a primary borrowing source. The 936 Notes have original terms to maturity of between five and eight years and are payable semiannually at either a variable interest rate (84% of the three-month LIBOR rate less .125%, and 96% of the three month LIBID rate or a fixed interest rate (ranging from 5.50% to 7.15%). The Bank is able to obtain such low cost funds by investing the proceeds in eligible activities as proscribed under Puerto Rico law, which provide tax advantages under Puerto Rico tax laws and under U.S. federal tax laws for U.S. corporations which are operating in Puerto Rico pursuant to Section 936 of the Code. See " - Mortgage Banking Activities - Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." At December 31, 1996, $41.0 million of the 936 Notes were secured by marketable securities, while $45.5 million were secured by standby letters of credit issued by the FHLB of New York (which are, in turn, secured by first mortgage loans, securities and cash deposits). The 936 Notes contain certain provisions which indemnify the holders thereof from the federal tax liability which would be incurred, plus any penalties and interest, if the Bank did not invest the proceeds as required in eligible activities, and also provide for a "gross up" provision which permits the Bank to continue the obligation at an adjusted interest rate based on LIBOR in the event the interest on the 936 Notes is subject in whole or in part to federal and/or Puerto Rico income tax. At December 31, 1996, the Bank had $86.5 million of 936 Notes outstanding, $23.6 million of which matures in 1999, $25.0 million of which matures in 2000, $35.5 million of which matures in 2001 and $2.4 million of which matures in 2003.

       The Bank obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the Bank have been met. FHLB of New York advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of New York are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1996, the Bank had access to $50.0 million in advances from the FHLB of New York, and had three FHLB of New York advances aggregating $15.0 million outstanding as of such date, which mature in 1997 and have a weighted average interest rate of 5.75%. In addition, at December 31, 1996, the Bank maintained $54.3 million in standby letters of credit with the FHLB of New York, which secured $45.5 million of outstanding 936 Notes payable and $7.0 million of 936 certificates of deposit. At December 31, 1996, the Bank had pledged specific collateral aggregating $100.8 million to the FHLB of New York under its advances program and to secure the letters of credit. The Bank maintains collateral with the FHLB of New York in excess of applicable requirements in order to facilitate any necessary additional borrowings by the Bank in the future.

       In June 1991, the Bank issued $3.3 million of subordinated capital notes bearing interest at 8% payable on a quarterly basis. The subordinated notes are guaranteed by R&G Mortgage and by the Chairman of the Board and Chief Executive Officer of R&G Financial, and are secured by an irrevocable standby letter of credit issued by an unrelated commercial bank. Pursuant to the terms of the subordinated notes, the Bank is required to deposit with an established sinking fund in seven equal annual installments (the first of which began in September 1992 and the last of which is scheduled for June 1998, when the notes mature) cash or other permitted investments in an amount sufficient to retire one-seventh ($464,000) of the aggregate principal amount of the subordinated notes. The standby letter of credit is reduced in equal proportion to the deposits to such sinking fund.

       In December 1995, the Bank sold single-family residential mortgage loans with an aggregate outstanding balance of approximately $55 million to two commercial banks. In connection with the foregoing, R&G Mortgage assumed certain recourse provisions and guaranteed a specific yield to the purchasers of the loans. In addition, the purchasers of the loans have the right, at their option, to require R&G Mortgage to purchase the mortgage loans at any time after December 2000. Management has estimated its liability, if any, under the foregoing recourse provisions to be immaterial as of December 31, 1996. In R&G Financial's Consolidated Financial Statements, R&G Financial has recognized the foregoing transaction as a transfer of loans with recourse. Accordingly, the proceeds from such transaction (amounting to $50.5 million at December 31, 1996) have been reported as a secured borrowing in R&G Financial's Consolidated Financial Statements. Similarly, the aggregate outstanding principal balance of the related loans (amounting to $49.7 million as of December 31, 1996) have been reported as an asset in R&G Financial's Consolidated Financial Statements.

       The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.

                                                    At or For the Year Ended
                                                          December 31,
                                                -------------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
                                                        (Dollars in Thousands)
R&G Mortgage:
Securities sold under agreements to repurchase:
  Average balance outstanding .................  $ 94,128   $ 99,145   $ 84,405
  Maximum amount outstanding at any month-end
    during the period .........................   108,240    112,507    119,926
  Balance outstanding at end of period ........    97,444     87,958     97,355
  Average interest rate during the period .....      5.58%      5.87%      5.92%
  Average interest rate at end of period ......      5.67%      5.47%      6.06%
Notes Payable:
  Average balance outstanding .................  $ 40,279   $ 24,521   $ 61,352
  Maximum amount outstanding at any month-end
    during the period .........................    85,135     31,626    134,271
  Balance outstanding at end of period ........    40,342     30,130     22,215
  Average interest rate during the period .....      6.61%      6.92%      6.47%
  Average interest rate at end of period ......      6.48%      6.77%      6.61%
The Bank:
FHLB of New York advances:
  Average balance outstanding .................  $  6,366   $ 11,796   $ 12,060
  Maximum amount outstanding at any month-end
    during the period .........................    15,000     13,562     14,592
  Balance outstanding at end of period ........    15,000      6,007     13,568
  Average interest rate during the period .....      5.84%      6.00%      6.06%
  Average interest rate at end of period ......      5.75%      6.74%      5.84%
Securities sold under agreements to repurchase:
  Average balance outstanding .................  $  6,954   $  7,737   $  9,724
  Maximum amount outstanding at any month-end
    during the period .........................    19,000     14,673     22,272
  Balance outstanding at end of period ........      --       10,525     11,566
  Average interest rate during the period .....      4.74%      5.16%      3.98%
  Average interest rate at end of period ......       --%       5.11%      4.91%
Notes Payable:
  Average balance outstanding .................  $ 85,365   $ 30,597   $  4,020
  Maximum amount outstanding at any month-end
    during the period .........................   111,500     51,000     23,600
  Balance outstanding at end of period ........    86,500     51,000     23,600
  Average interest rate during the period .....      5.55%      6.42%      6.47%
  Average interest rate at end of period ......      5.82%      5.93%      6.74%

                          Trust and Investment Services

       R&G Financial also provides trust and investment services through the Bank's Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 1996, the Bank's Trust Department administered approximately 5,491 trust accounts, with aggregate assets of $19.2 million as of such date. In addition, during the year ended December 31, 1996, the Bank's Trust Department sold $24.0 million of GNMA mortgage-backed securities. The Bank receives fees dependent upon the level and type of service provided. The administration of the Bank's Trust Department is performed by the Trust Committee of the Board of Directors of the Bank.

                                    Personnel

       As of December 31, 1996, R&G Financial (on a consolidated basis) had 681 full-time employees and 55 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.

                                   Regulation

       Set forth below is a brief description of certain laws and regulations which, together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which R&G Financial, R&G Mortgage and the Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

R&G Financial

       General. R&G Financial is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company became a bank holding company in July 1996 through its acquisition of Mr. Victor Galan's 88.1% interest in the Bank (which excludes his required qualifying shares as a director of the Bank) in exchange for R&G Financial's Class A Common Stock. R&G Financial acquired the remaining interest in the Bank in December 1996. R&G Financial, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board and the OFCI. R&G Financial is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the OFCI.

       BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

       The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

       The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, such a R&G Mortgage, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

       Limitations on Transactions with Affiliates. Transactions between financial institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a financial institution (such as R&G Financial) and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B (i) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no financial institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the financial institution. See "- General - Affiliated Transactions" for a discussion of the affiliated transactions conducted by R&G Mortgage and the Bank.

       In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

       Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

       In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

       R&G Financial is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

       Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, R&G Financial will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent. In addition, any capital loans by a bank holding company to a subsidiary bank is subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

       General. The Bank is incorporated under the Puerto Rico Banking Act of 1933, as amended (the "Puerto Rico Banking Law") and is subject to extensive regulation and examination by the OFCI, the FDIC and certain requirements established by the Federal Reserve Board. The federal and Puerto Rico laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the OFCI and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OFCI, the FDIC or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on R&G Financial, R&G Mortgage, the Bank and their operations.

       FDIC Insurance Premiums. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The Bank was classified as a "well-capitalized" institution as of December 31, 1996.

       The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

       Recapitalization of SAIF. Both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. Certain of the Bank's deposits were required to continue to be insured by the SAIF following its 1994 conversion from a federally chartered savings bank to a Puerto Rico chartered commercial bank. The approximately $77.2 million of deposits acquired by the Bank from a Puerto Rico commercial bank are BIF insured and subject to deposit insurance assessments at BIF rates. The Bank had previously paid SAIF assessment rates and, as a result, its deposit insurance assessment from the FDIC was adjusted beginning with the quarter ended September 30, 1996, and will continue to be adjusted until the correction has been made in the overpayment of deposit insurance premiums. In addition to the quarterly adjustments, the Bank received a set-off from insurance premiums for the September 1996 quarter of approximately $206,440 (plus interest).

       The BIF previously achieved a fully funded status and, therefore, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

       On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

       Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Bank's one-time special assessment amounted to $1.6 million net of related tax benefits. The payment of such special assessment had the effect of immediately reducing the Bank's capital by such an amount.

       In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to FICO, while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points were thus reduced to 6.4 basis points, effective January 1, 1997. Based upon the $657.2 million of assessable deposits at December 31, 1996, the Bank expects to pay $241,000 less in insurance premiums per quarter during 1997.

       Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

       The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

       The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1996, the Bank met each of its capital requirements.

       In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and a comprehensive risk management process that effectively identifies, measures, monitors and controls risks.

       Activities and Investments. The activities and equity investments of FDIC-insured, state-chartered banks (which under the Federal Deposit Insurance Act includes banking institutions incorporated under the laws of Puerto Rico) are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

       Puerto Rico Banking Law. As a commercial bank organized under the laws of the Commonwealth, the Bank is subject to supervision, examination and regulation by the OFCI pursuant to the Puerto Rico Banking Law.

       The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to ten percent (10%) of the total deposits or the total paid-in capital, whichever is greater. As of December 31, 1996, the Bank had credited $1.5 million to such reserve fund, which was first established in late 1994 in connection with the Bank's conversion from a federally chartered savings bank to a Puerto Rico commercial bank.

       The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital. In addition, every bank is required by the Puerto Rico Banking Law to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. The reserve is required to be made up of any of the following instruments or any combination of them: (i) legal tender of the United States; (ii) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received, and (iii) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection.

       Under the Puerto Rico Banking Law, the Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank. As of December 31, 1996, the legal lending limit for the Bank under this provision was approximately $6.5 million and its maximum extension of credit to any one borrower, including affiliates thereof, was $1.9 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. The Puerto Rico Banking Law also authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the bank must be sold in a private or public sale within one year from the date of purchase.

       The rate of interest that the Bank may charge on mortgage and other types of loans to individuals in Puerto Rico is subject to Puerto Rico's usury laws. Such laws are administered by the Financing Board, which consists of the Commissioner of Financial Institutions, the President of the Government Development Bank, the Chairman of the Planning Board and the Puerto Rico Secretaries of Commerce, Treasury and Consumer Affairs and three representatives from the private sector. The Financing Board promulgates regulations which specify maximum rates on various types of loans to individuals. The Financing Board has adopted a regulation, Regulation 26-A, which fixes the maximum rate (which is adjusted on a weekly basis) which may be charged on residential first mortgage loans. Effective April 1996, the Financing Board eliminated the regulations that set forth the maximum interest rates that could be charged on non-federal government guaranteed loans. Interest rates on consumer loans and commercial loans are not subject to any limitations by Regulation 26-A.

       Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

R&G Mortgage

       The mortgage banking business conducted by R&G Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and, with respect to VA loans, fix maximum interest rates. Moreover, lenders are required annually to submit to FNMA, FHA, FHLMC, GNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. R&G Mortgage's affairs are also subject to supervision and examination by FNMA, FHA, FHLMC, GNMA, HUD and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder.

       R&G Mortgage's mortgage loan production activities are subject to the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act provides consumers a three day right to cancel certain credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence.

       R&G Mortgage is required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), and Regulation B promulgated thereunder, which prohibit creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, and restrict creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loan increases as a result of information obtained from a consumer credit agency, another statute, The Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with the name and address of the reporting agency.

       The Federal Real Estate Settlement Procedures Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower can be required to deposit with R&G Mortgage in any escrow account for the payment of taxes, insurance premiums or other charges.

       R&G Mortgage is also subject to regulation by the OFCI, with respect to, among other things, licensing requirements and the record-keeping, examination and reporting requirements of the Puerto Rico Mortgage Banking Institutions Law (the "Mortgage Banking Law"). R&G Mortgage is licensed by the OFCI as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, R&G Mortgage has not had any difficulty in renewing its authorization to act as a mortgage banking institution, and management is unaware of any existing practices, conditions or violations which would result in R&G Mortgage being unable to receive such authorization in the future.

       The Mortgage Banking Law requires the prior approval of the OFCI for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term "control" means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in change of control, the OFCI is obligated to make such inquires as it deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the OFCI whether or not to authorize a proposed change of control is final and non-appealable.

       As is the case with the Bank, the rate of interest that R&G Mortgage may charge on mortgage loans to individuals is subject to Puerto Rico's usury laws. Such laws are administered by the Financing Board which promulgates regulations that specify maximum rates on various types of loans to individuals. Regulation 26-A promulgated by the Financing Board fixes the maximum rate (which is adjusted on a weekly basis) which may be charged on residential first mortgage loans. Effective April 1996, the Financing Board eliminated the regulations that set forth the maximum interest rates that could be charged on non-federal government guaranteed loans.

Item 2. Properties.

       The Company's principal executive office is located at 280 Jesus T. Pinero Avenue, Hato Ray, San Juan, Puerto Rico 00918. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of R&G Financial at December 31, 1996, all of which properties are leased.

                                                                          Net Book Value
       Description/Address                 Lease Term Expiration           of Property
----------------------------------------   --------------------------    ---------------
                                                                         (In Thousands)
The Bank:
Hato Rey Branch(1)(2)(3)                       November 30, 1998            $  951
280 Jesus T. Pinero Avenue                 Two (2) five year options
Hato Rey, PR 00919

Los Jardines Branch                            September 4, 1999               149
Los Jardines de Guaynabo Shopping Center    One (1) ten year option
PR Road No. 20
Guaynabo, PR 00969

San Patricio Branch                              July 31, 2007                 147
San Patricio Plaza
Ortegon Street
Guaynabo, PR 00969

Bayamon Branch(2)(3)                              May 31, 2001                 280
42-43 Betances Avenue                       One (1) ten year option
Urb. Hermanas Davila
Bayamon, PR 00959

Bayamon East(4)                                 January 10, 2001               365
Road #174, Lote 100
Urb. Ind. Minillas
Bayamon, PR 00959

Arecibo Branch(3)                              December 31, 2001               123
Marginal Vista Azul                        Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

                                                                          Net Book Value
       Description/Address                 Lease Term Expiration           of Property
----------------------------------------   --------------------------    ---------------
                                                                         (In Thousands)
Manati Branch(3)                                 August 8, 2009                 537
Plaza Puerta del Sol                       Four (4) five year options
PR Road No. 2, Km. 49.7
Manati, PR 00674


Carolina Branch(3)                               July 31, 2003                  280
65th Infantry Avenue
Corner San Marcos Street
Carolina, PR 00985

Trujillo Alto Branch(5)                         October 31, 2004                142
Trujillo Alto Shopping Center
Trujillo Alto, PR 00976

Santurce Branch                                  April 30, 1999                  69
1077 Ponce de Leon Avenue                  Three (3) six year options
Santurce, PR 00917

Laguna Gardens Branch(5)                         April 30, 1999                 171
Laguna Gardens Shopping Center              One (1) five year option
Isla Verde
Carolina, PR 00979

Plaza Carolina Branch(5)                          May 31, 2000                  216
Plaza Carolina Mall
Carolina, PR 00985

Norte Shopping Branch(5)                         April 30, 2000                  73
Norte Shopping Center                      Two (2) five year options
Baldorioty de Castro Avenue
San Juan, PR 00907

Vega Baja Branch(5)                               May 31, 2003                  240
Cabo Caribe Development                     One (1) five year option
PR Road No. 2, Marginal
Vega Baja, PR 00693

Mayaguez Branch(3)                               April 30, 1997                 659
McKinley Street                            Four (4) five year options
Corner Dr. Vady
Mayaguez, PR 00680

Operations Center(2)                            January 10, 2001              1,367
                                                                              -----
Road #174, Lote #100
Urb. Ind. Minillas
Bayamon, PR 00959                                                             5,769
                                                                              -----

                                                                          Net Book Value
       Description/Address                 Lease Term Expiration           of Property
----------------------------------------   --------------------------    ---------------
                                                                         (In Thousands)
R&G Mortgage:
Caguas Office                                    July 31, 2000                    8
D-9 Degetau Street                          One (1) five year option
Urb. San Alfonso
Caguas, PR 00725

Ponce Office                                      May 1, 1998                    11
25 Las Americas Avenue
Ext. Buena Vista
Ponce, PR 00731

Fajardo Office                                    May 16, 1999                    9
51 Celis Aguilera Street                    One (1) five year option
Fajardo, PR 00738

Los Jardines Office(6)                           August 1, 2006                  28
Los Jardines de Guaynabo Shopping Center    One (1) five year option
PR Road No. 20
Guaynabo, PR 00969

San Patricio Office(6)                            May 1, 1998                    16
K-4 Ebano Street                            One (1) five year option
Ponderosa Building
San Patricio
Guaynabo, PR 00969

Hato Rey Office(2)(3)                         Month to month basis            1,792
280 Jesus T. Pinero Avenue
Hato Rey, PR 00919

Bayamon Office(2)(3)                              May 30, 2001                   41
42-43 Betances Avenue                       One (1) ten year option
Urb. Hermanas Davila
Bayamon, PR 00959

Arecibo Office(3)                               January 1, 2002                  19
Marginal Vista Azul                        Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Office(3)(7)                             October 30, 1998                 21
Plaza Puerta del Sol                        One (1) five year option
PR Road No. 2, Km. 49.7
Manati, PR 00674

                                                                          Net Book Value
       Description/Address                 Lease Term Expiration           of Property
----------------------------------------   --------------------------    ---------------
                                                                         (In Thousands)
Carolina Office(3)(7)                           October 30, 1998                 18
65th Infantry Avenue                        One (1) five year option
Corner San Marcos Street
Carolina, PR 00985

Mayaguez Office(3)(7)                           October 30, 1998                 36
                                                                              -----
McKinley Street                             One (1) five year option
Corner Dr. Vady
Mayaguez, PR 00680
                                                                              1,999
                                                                             $7,768

----------
(1)    Also serves as the main office of R&G Financial.

(2) Leased from VIG Leasing, S.E., which is owned by the family of Victor J. Galan, Chairman of the Board and Chief Executive Officer of R&G Financial.

(3) The Bank and R&G Mortgage each maintain separate offices in the same building.

(4) Application was approved by regulatory authorities in June 1996. The Bank is operating in a temporary trailer facility at the site beginning July 1, 1996 until improvements to the branch office are completed in March 1997.

(5)    Facility includes an R&G Mortgage Banking Center.

(6)    The Bank maintains an office at this location in a separate facility.

(7)    Office is subleased from the Bank.

Item 3. Legal Proceedings.

       The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security-Holders.

       Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

       Shares for the Company's Class B common stock are traded nationally under the symbol "RGFC" on the NASDAQ National Market. The following table shows market price information for the Company's Class B common stock. The prices set forth below represent the high and low prices during the quarterly periods indicated:

                          Price Per Share
                      -----------------------      Dividends
                          High         Low            Paid
                      ------------  ---------    --------------

September 30, 1996(1)    $18.75       $16.50            --
December 31, 1996        $25.75       $17.75       $0.0625

----------
(1)    The Company's Class B common stock commenced trading on August 27, 1996.

       There have been no stock dividends, stock splits or reverse stock splits.

       At December 31, 1996 the Company had approximately 77 stockholders of record, which does not take into consideration investors who hold their stock through brokerage and other firms.

Item 6. Selected Financial Data.

       The information required herein is incorporated by reference from page 17 of the Registrant's 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The information required herein is incorporated by reference from pages 20 to 44 of the Registrant's 1996 Annual Report.

Item 8. Financial Statements and Supplementary Data.

       The information required herein is incorporated by reference from pages 45 to 86 of the Registrant's 1996 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

       Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

       The information required herein is incorporated by reference from pages 2-6 of the Registrant's Proxy Statement dated March 25, 1997 ("Proxy Statement").

Item 11. Executive Compensation.

       The information required herein is incorporated by reference from pages 12 to 16 of the Registrant's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       The information required herein is incorporated by reference from pages 8 to 11 of the Registrant's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

       The information required herein is incorporated by reference from pages 17 to 19 of the Registrant's Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a) Documents Filed as Part of this Report

       (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

           Independent Auditors' Report.

           Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.

           Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

           Notes to Consolidated Financial Statements.

       (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

       (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                Description
------  --------------------------------------------------------------------

2.0 Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, the Bank and R-G Interim Premier Bank, dated as of September 27, 1996.(1)
3.1     Certificate of Incorporation of R&G Financial Corporation.(2)
3.2 Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation.(2)
3.3     Bylaws of R&G Financial Corporation.(2)
4.0     Specimen of Stock Certificate of R&G Financial Corporation.(2)
10.1 Master Purchase, Servicing and Collection Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994.(2)
10.2 Master Custodian Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on June 27, 1996.(2)
10.3 Master Production Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995.(2)
10.4 Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank dated December 1, 1994.(2)
10.5 Securitization Agreement by and between R&G Mortgage and the Bank, dated as of July 1, 1995.(2)
10.6    R&G Financial Corporation Stock Option Plan.(2)(*)
13.0    1996 Annual Report to Stockholders.
21.0    Subsidiaries of the Registrant - Reference is made to "Item 1.
           Business" for the required information.
27.0    Financial Data Schedule.
99.1 Valuation Report on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated June 13, 1996.(2)
99.2 Update to Valuation on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated September 27, 1996.(1)

----------
(1) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission ("SEC") on October 1, 1996.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on June 18, 1996, as amended.

(*)    Management contract or compensatory plan or arrangement.

       (3)(b) Reports on Form 8-K.

          None.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       R&G FINANCIAL CORPORATION



                                       By: /s/ Victor J. Galan
                                           -------------------------------------
                                           Victor J. Galan
                                           Chairman of the Board, President and
                                            Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Victor J. Galan                                     March 13, 1997
----------------------------------
Victor J. Galan
Chairman of the Board, President and
 Chief Executive Officer
 (principal executive officer)


/s/ Ana M. Armendariz                                   March 13, 1997
----------------------------------
Ana M. Armendariz
Director, Controller and Treasurer
 (principal financial and
 accounting officer)


/s/ Ramon Prats                                         March 13, 1997
----------------------------------
Ramon Prats
Executive Vice President and Director

/s/ Enrique Umpierre-Suarez                             March 13, 1997
----------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                             March 13, 1997
----------------------------------
Victor L. Galan Fundora
Director


/s/ Juan J. Diaz                                        March 13, 1997
----------------------------------
Juan J. Diaz
Director


/s/ Pedro Ramirez                                       March 13, 1997
----------------------------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                                March 13, 1997
----------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                                   March 13, 1997
----------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                              March 13, 1997
----------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                                March 13, 1997
----------------------------------
Benigno R. Fernandez
Director