Form 10-Q
period 1997-03-31
R&G FINANCIAL CORP
filed 1997-05-13
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 1997
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         _________________.

                        Commission file number: 000-21137


                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Puerto Rico                                                66-0532217
--------------------------------------------------------------------------------
(State of incorporation                                   (I.R.S. Employer
 or organization)                                        Identification No.)

     280 Jesus T. Pinero Avenue
     Hato Rey, San Juan, Puerto Rico                            00918
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (787) 766-2424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (b) has been subject to such filing requirements for at least 90 days.
                              YES [ X ]    NO [   ]

Number of  shares  of Class B Common  Stock  outstanding  as of March 31,  1997:
2,735,839. (Does not include 5,122,377 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX




Part I - Financial Information                                              Page

Item 1.  Consolidated Financial Statements                                     3


         Consolidated Statement of Financial Condition as of
                  March 31, 1997 (Unaudited) and December 31, 1996             3

         Consolidated Statements of Income for the Three
                  Months Ended March 31, 1997 and 1996 (Unaudited)             4

         Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1997 and 1996 (Unaudited)                    5

         Notes to Unaudited Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis                                 14

Part II - Other Information

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities                                               18

Item 3.   Defaults upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports on Form 8-K                                    18


Signatures                                                                    19

                         PART I - FINANCIAL INFORMATION

Item 1:   Consolidated Financial Statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

ASSETS
                                                                                     March 31,        December 31,
                                                                                       1997              1996
                                                                                 ---------------    ---------------
                                                                                   (Unaudited)
Cash and due from banks ......................................................   $    22,814,749    $    31,989,944
Money market investments:
   Securities purchased under agreements to resell ...........................        13,817,480         19,633,178
   Time deposits with other banks ............................................        32,948,447         33,232,809
   Federal funds sold ........................................................         5,514,023         14,000,000
Mortgage loans held for sale, at lower of cost or market .....................        19,922,089         54,450,159
Mortgage-backed securities held for trading, at fair value ...................       163,316,426        108,146,120
Mortgage-backed securities available for sale, at fair value .................        46,377,292         50,841,165
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1997 - $34,810,480; 1996 - $37,104,391) .............        36,456,107         37,899,847
Investment securities held for trading, at fair value ........................         1,483,428          1,350,827
Investment securities available for sale, at fair value ......................        54,408,577         30,973,260
Investment securities held to maturity, at amortized cost
(estimated market value: 1997 - $5,216,138; 1996 - $5,241,146) ...............         5,371,389          5,269,850
Loans receivable, net ........................................................       654,173,343        603,750,621
Accounts receivable, including advances to investors, net ....................         5,603,950          5,764,331
Accrued interest receivable ..................................................         6,923,852          6,632,250
Mortgage servicing rights ....................................................        13,776,497         12,595,020
Excess servicing receivable ..................................................              --              770,408
Premises and equipment .......................................................         8,831,641          7,767,680
Other assets .................................................................        11,666,565         12,730,060
                                                                                 ---------------    ---------------
                                                                                 $ 1,103,405,855    $ 1,037,797,529
                                                                                 ===============    ===============

                                                                                     March 31,        December 31,
                                                                                       1997              1996
                                                                                 ---------------    ---------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits ..................................................................   $   651,035,093    $   615,567,481
   Securities sold under agreements to repurchase ............................       120,882,717         97,444,448
   Notes payable .............................................................       134,410,636        126,842,099
   Advances from FHLB ........................................................        10,000,000         15,000,000
   Other secured borrowings ..................................................        49,510,439         50,462,619
   Accounts payable and accrued liabilities ..................................        12,401,350          9,998,768
   Other liabilities .........................................................         2,775,017          3,599,222
                                                                                 ---------------    ---------------
                                                                                     981,015,252        918,914,637
                                                                                 ---------------    ---------------
Subordinated notes ...........................................................         3,250,000          3,250,000

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
      and outstanding ........................................................              --                 --
   Common stock:
      Class A - $.01 par value, 10,000,000 shares authorized, 5,122,377 shares
        issued and outstanding in 1997 and 1996 ..............................            51,223             51,223
      Class B - $.01 par value, 15,000,000 shares authorized, 2,735,839 issued
        and outstanding in 1997 and 1996 .....................................            27,360             27,360
   Additional paid-in capital ................................................        38,410,683         38,410,683
   Retained earnings .........................................................        80,279,561         75,784,804
   Capital reserves of the Bank ..............................................         1,460,707          1,460,707
   Unrealized loss on securities available for sale ..........................        (1,088,931)          (101,885)
                                                                                 ---------------    ---------------
                                                                                     119,140,603        115,632,892
                                                                                 ---------------    ---------------
                                                                                 $ 1,103,405,855    $ 1,037,797,529
                                                                                 ===============    ===============

         The accompanying notes are an integral part of this statement.

                            R&G FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                            Three month
                                                           period ended
                                                             March 31,
                                                   ----------------------------

                                                       1997             1996
                                                   ------------    ------------
                                                            (Unaudited)
Interest income:
   Loans .......................................   $ 15,344,276    $ 11,453,689
   Money market and other investments ..........      1,543,297         878,450
   Mortgage-backed securities ..................      3,520,921       3,658,704
                                                   ------------    ------------
      Total interest income ....................     20,408,494      15,990,843
                                                   ------------    ------------
Interest expense:
   Deposits ....................................      7,731,489       6,383,066
   Securities sold under agreements to
      repurchase ...............................      1,313,134       1,275,914
   Notes payable ...............................      2,057,987       1,081,503
   Secured borrowings ..........................        974,166       1,083,109
   Other .......................................        278,647          67,222
                                                   ------------    ------------
      Total interest expense ...................     12,355,423       9,890,814
                                                   ------------    ------------
Net interest income ............................      8,053,071       6,100,029
Provision for loan losses ......................     (1,250,000)         (6,525)
                                                   ------------    ------------
Net interest income after provision for
    loan losses ................................      6,803,071       6,093,504
                                                   ------------    ------------
Other income:
   Net gain on origination and sale of loans ...      1,822,865       1,971,044
   Unrealized profit on trading securities .....      2,366,998          53,335
   Net profit on trading account ...............         16,635         136,050
   Net gain on sales of investments available
      for sale .................................         24,984         329,225
   Loan administration and servicing fees ......      3,308,411       3,008,755
   Service charges, fees and other .............        852,733         944,481
                                                   ------------    ------------
                                                      8,392,626       6,442,890
                                                   ------------    ------------
        Total Revenues: ........................     15,195,697      12,536,394
                                                   ------------    ------------

                                                            Three month
                                                           period ended
                                                             March 31,
                                                   ----------------------------

                                                       1997             1996
                                                   ------------    ------------
                                                            (Unaudited)
Operating expenses:
   Employee compensation and benefits ..........      2,411,891       2,348,937
   Office occupancy and equipment ..............      1,605,238       1,412,636
   Other administrative and general ............      3,528,648       3,627,041
                                                   ------------    ------------
                                                      7,545,777       7,388,614
                                                   ------------    ------------
Income before minority interest and income
  taxes ........................................      7,649,920       5,147,780
                                                   ------------    ------------
Minority interest in the Bank ..................           --           184,861
                                                   ------------    ------------
Income before income taxes .....................      7,649,920       4,962,919
                                                   ------------    ------------
Income tax expense (credit):
   Current .....................................      1,707,090       2,042,359
    Deferred ...................................        907,821          (7,714)
                                                   ------------    ------------

                                                      2,614,911       2,034,645
                                                   ------------    ------------
      Net income ...............................   $  5,035,009    $  2,928,274
                                                   ------------    ------------

Earnings per common share ......................   $       0.64    $       0.56
                                                   ============    ============

Weighted average number of shares outstanding ..      7,858,216       5,189,044


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Three month
                                                                                             period ended
                                                                                               March 31,
                                                                                    ------------------------------

                                                                                        1997               1996
                                                                                    -------------    -------------
                                                                                              (Unaudited)
Cash flows from operating activities:
   Net income ...................................................................   $   5,035,009    $   2,928,274
                                                                                    -------------    -------------

   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...........................................         623,110          478,599
      Amortization of premium (accretion of discount) on investments and
        mortgage-backed securities, net .........................................         (96,977)          27,552
      Amortization of deferred loan origination fees and accretion of discount
        on loans ................................................................        (207,963)          46,175
      Amortization of excess servicing receivable ...............................            --             19,384
      Amortization of servicing rights ..........................................         400,684          291,375
      Provision for loan losses .................................................       1,250,000            6,525
      Provision for bad debts in accounts receivable ............................          75,000           75,000
      Gain on sales of mortgage loans ...........................................         (74,498)         (42,652)
      Gain on sale of investment securities available for sale ..................         (24,984)        (329,225)
      Unrealized profit on trading securities ...................................      (2,366,998)         (53,335)
      Minority interest in earnings of the Bank .................................            --            184,861
      Decrease (increase) in mortgage loans held for sale .......................      34,528,070       (4,547,519)
      Net increase in mortgage-backed securities held for trading ...............     (52,032,900)      (2,459,202)
       Increase in receivables ..................................................        (206,221)      (1,010,800)
       Decrease in other assets .................................................         915,424           26,335
      Increase (decrease) in notes payable ......................................       7,568,537       (7,545,175)
      Increase in accounts payable and accrued liabilities ......................       3,178,694        3,733,030
      (Decrease) increase in other liabilities ..................................        (824,205)         136,855
                                                                                    -------------    -------------
          Total adjustments .....................................................      (7,295,227)     (10,962,217)
         Net cash used in operating activities ..................................      (2,260,218)      (8,033,943)

                                                                                              Three month
                                                                                             period ended
                                                                                               March 31,
                                                                                    ------------------------------

                                                                                        1997               1996
                                                                                    -------------    -------------
                                                                                              (Unaudited)
Cash flows from investing activities:
    Purchases of investment securities ..........................................   $ (27,649,800)   $ (22,900,000)
    Proceeds from sale and maturities of investment securities available for sale       6,819,777       12,643,887
    Proceeds from sales and maturities of investment securities held for trading             --               --
    Principal repayments on mortgage-backed securities ..........................       2,122,488        2,504,429
    Proceeds from sale of loans .................................................       3,814,538        2,058,869
    Net originations of loans ...................................................     (55,204,799)     (62,342,318)
    Purchases of FHLB stock, net ................................................        (550,457)        (795,600)
    Acquisition of premises and equipment .......................................      (1,556,511)        (729,004)
    Net decrease (increase) in foreclosed real estate ...........................          17,511         (440,667)
    Acquisition of servicing rights .............................................      (1,582,161)        (744,088)
                                                                                    -------------    -------------
          Net cash used by investing activities .................................     (73,769,414)     (70,744,492)
                                                                                    -------------    -------------

Cash flows from financing activities:
    Payments on long-term debt ..................................................            --           (400,001)
    Increase in deposits - net ..................................................      35,322,563       22,783,124
    Increase (decrease) in securities sold under agreements to repurchase - net .      23,438,269       (3,168,819)
    Payments on secured borrowings ..............................................        (952,180)      (1,256,048)
    Advances from FHLB ..........................................................       5,000,000             --
    Repayment of advances from FHLB .............................................     (10,000,000)            --
    Cash dividends on common stock ..............................................        (540,252)        (500,000)
          Net cash provided by financing activities .............................      52,268,400       17,458,256
    Net (decrease) in cash and cash equivalents .................................     (23,761,232)     (61,320,179)
    Cash and cash equivalents at beginning of period ............................      98,855,931      104,195,167
                                                                                    -------------    -------------
    Cash and cash equivalents at end of period ..................................   $  75,094,699       42,874,988
                                                                                    =============    =============
Cash and cash equivalents include:
    Cash and due from banks .....................................................   $  22,814,749    $  22,943,443
    Securities purchased under agreements to resell .............................      13,817,480        6,501,579
    Time deposits with other banks ..............................................      32,948,447       13,429,966
    Federal Funds Sold ..........................................................       5,514,023             --
                                                                                    -------------    -------------
                                                                                    $  75,094,699    $  42,874,988
                                                                                    =============    =============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   -        REPORTING ENTITY, PUBLIC OFFERING AND STOCK OPTIONS
                  AND BASIS OF PRESENTATION

Reporting entity

         The accompanying unaudited consolidated financial statements of R&G Financial Corporation (the "Company") include the accounts of R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, and R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. The Company was formed in March 1996 for the sole purpose of becoming the parent corporation and sole stockholder of R&G Mortgage and the Bank. During 1996, the Company acquired a 100% ownership interest in the Bank and R&G Mortgage. See Note 1 to R&G Financial's Consolidated Financial Statements for the year ended December 31, 1996.

         R&G Mortgage is engaged primarily in the business of originating FHA-insured, VA guaranteed, and privately insured first and second mortgage loans on residential real estate. R&G Mortgage pools loans into mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a seller-servicer of conventional loans. R&G Mortgage is licensed by the Secretary of the Treasury of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

         The  Bank  provides  a  full  range  of  banking  services,   including
residential, commercial and personal loans and a diversified range of deposit products through fifteen branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and the results of operations and changes in its cash flows for the three months ended March 31, 1997 and 1996.

         The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996.

         Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income and of cash flows for the quarter ended March 31, 1996 to conform to the presentation for the quarter ended March 31, 1997.

Basis of consolidation

         All significant inter-company balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Accounting for transfers and servicing of financial assets and extinguishment of liabilities

         Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and stops recognizing financial assets when control has been surrendered, and liabilities when extinguished.

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

         Upon the adoption of this Statement, the Company reclassified approximately $770,000 of excess servicing receivable associated with the sale in prior years of collateralized mortgage obligations into interest only mortgage backed securities held for trading, recognizing no income or loss on such transaction. The adoption of this Statement had no effect on the Company's financial condition or results of operations.

Stock option plans

         The pro-forma net income and earnings per share disclosures for the three months periods ended March 31, 1997 and 1996 required by SFAS No. 123 - "Accounting for Stock- Based Compensation," as if compensation cost had been determined based on the fair value at the grant date for awards made under the Company's Stock Option Plan, have not been made because the effects on net income and earnings per share of compensation costs so determined are not significant.

NOTE 2 - EARNINGS PER SHARE

         Primary earnings per common share for the three months ended March 31, 1997 and 1996 were computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 7,858,216 and 5,189,044 shares for the three months periods ended March 31, 1997 and 1996, respectively. Outstanding stock options granted in connection with the Company's Stock Option Plan were excluded from the weighted average number of shares because their dilutive effect is not significant.

NOTE 3   -        INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                             March 31, 1997
                                                      --------------------------
                                                      Amortized cost  Fair value
                                                      --------------  ----------
                                                               (Unaudited)
Investment securities held to maturity:
U.S. Treasury securities:
     Due within one year ...........................    $   97,966    $   97,000
     Due from one to five years ....................       309,633       309,613
                                                        ----------    ----------
                                                           407,599       406,613
                                                        ----------    ----------
Puerto Rico Government obligations:
   Due within one year .............................     1,000,000     1,001,250
   Due from five to ten years ......................       533,188       500,000
   Due over ten years ..............................        66,150        66,150
                                                        ----------    ----------
                                                         1,599,338     1,567,400
                                                        ----------    ----------
Corporate securities -
    Due within one year ............................     3,364,452     3,242,125
                                                        ----------    ----------
                                                        $5,371,389    $5,216,138
                                                        ==========    ==========

                                                             March 31, 1997
                                                      --------------------------
                                                      Amortized cost  Fair value
                                                      --------------  ----------
                                                               (Unaudited)
Mortgage-backed securities held to maturity:
  GNMA certificates:
      Due from five to ten years ...................   $    92,018   $    94,127
      Due over ten years ...........................    20,594,307    19,201,890
                                                        ----------    ----------
                                                        20,686,325    19,296,017
                                                        ----------    ----------

  Federal National Mortgage Association
   (FNMA) certificates -
      Due over ten years ...........................    15,459,773    15,212,842
                                                        ----------    ----------

  Federal Home Loan Mortgage Corporation (FHLMC)
   certificates -
      Due over ten years ...........................       310,009       301,621
                                                        ----------    ----------

                                                       $36,456,107   $34,810,480
                                                       ===========   ===========




                                                            March 31, 1997
                                                     ---------------------------
                                                     Amortized cost  Fair value
                                                     --------------  -----------
                                                               (Unaudited)
Mortgage-backed securities available for sale:
CMO residuals and other mortgage-backed securities .   $ 7,051,610   $ 8,180,379
                                                       -----------   -----------

FNMA certificates:
   Due over ten years ..............................    10,335,812     9,863,123
                                                       -----------   -----------

FHLMC certificates:
   Due from five to ten years ......................       508,248       520,238
   Due over ten years ..............................    29,216,249    27,813,552
                                                       -----------   -----------
                                                        29,724,497    28,333,790
                                                       -----------   -----------

                                                       $47,111,919   $46,377,292
                                                       ===========   ===========
Investment securities available for sale:
U.S. Treasury securities:
    Due from one to five years .....................   $20,052,282   $19,614,060
U.S. Government and agencies securities:
    Due from five to ten years .....................    30,526,765    29,996,750
FHLB stock .........................................     4,797,767     4,797,767
                                                       -----------   -----------

                                                       $55,376,814   $54,408,577
                                                       ===========   ===========


   Mortgage backed securities available for sale include interest only securities with an amortized cost of $2,363,941 as of March 31, 1997, which are associated with the sale in prior years of collateralized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

   The interest rate risk on the above available for sale U.S. Government and agency securities are being hedged with options and financial futures contracts based on U.S. Treasury securities and Eurodollars. The Company also executes hedging strategies for all mortgage-backed securities available for sale (excluding CMOs). At March 31, 1997, no futures contracts were outstanding for hedging purposes. Option contracts held for hedging purposes at March 31, 1997 consist of put and call options on futures contracts based on US Treasury
Securities with notional amounts of $30.0 million and $30.0 million, respectively, expiring in May, 1997. Mortgage backed securities available for sale for which the Company enters into hedging contracts had a fair value of approximately $38.2 million at March 31, 1997.

                                                               March 31,
                                                                 1997
                                                              -----------
                                                              (Unaudited)
Mortgage-backed securities held for trading:
      CMO Certificates .....................................  $15,147,000
      CMO Residuals (all interest only) ....................    8,895,121
      GNMA Certificates.....................................  139,274,305
                                                             ------------
                                                             $163,316,426
                                                             ============


      The Company has entered into various agreements with an unrelated investment management firm whereby such firm has been appointed as investment advisor with respect to a portion of the Company's securities portfolio. Pursuant to such agreements, this investment advisory firm makes recommendations with respect to the purchase and/or sale of otherwise eligible investments as well as the execution of various hedging strategies to reduce interest rate risk, mainly through the use of various financial instruments. At March 31, 1997, this investment advisory firm was managing Company assets with a market value of approximately $40.3 million, of which $4.3 million was designated for trading, including short and long positions on futures contacts with notional amounts of $27.5 million and $7.5 million, respectively, which expire in June 1997, and short and long positions on put options on futures contacts with notional amounts of $10.0 million and $10.0 million, respectively, which expire in May 1997. All positions on futures contacts and put options are based on U.S. Treasury Securities.

NOTE 4     -  LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consists of the following:

                                                                     March 31,
                                                                       1997
                                                                  -------------
                                                                   (Unaudited)
Real estate loans:
   Residential - first mortgage .........................         $ 416,059,131
   Residential - second mortgage ........................            16,350,975
   Construction .........................................             5,849,459
   Commercial ...........................................            73,940,941
                                                                  -------------
                                                                    512,200,506

Undisbursed portion of loans in process .................            (2,656,764)
Net deferred loan fees ..................................               271,902
                                                                  -------------
                                                                    509,815,644
                                                                    -----------

Other loans:
   Commercial ...........................................            33,526,428
   Consumer:
      Secured by deposits ...............................             9,741,286
      Secured by real estate ............................            46,498,381
      Other .............................................            59,011,761
   Unamortized discount .................................              (241,704)
   Unearned interest ....................................              (532,844)
                                                                  -------------
                                                                    148,003,308
                                                                    -----------


        Total loans .....................................           657,818,952
   Allowance for loan losses ............................            (3,645,609)
                                                                  -------------
                                                                  $ 654,173,343
                                                                  =============

         The changes in the allowance for loan losses follow:

                                                        Three months ended
                                                             March 31,
                                                -------------------------------
                                                    1997                1996
                                                -----------         -----------
                                                          (Unaudited)

Balance, beginning of year .............        $ 3,331,645         $ 3,510,251
Provision for loan losses ..............          1,250,000               6,525
Loans charged-off ......................         (1,035,471)           (255,851)
Recoveries .............................             99,435              48,026
                                                -----------         -----------
Balance, end of year ...................        $ 3,645,609         $ 3,308,951
                                                ===========         ===========

NOTE 5   -        COMMITMENTS AND CONTINGENCIES

Commitments to developers providing end loans

         The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $456,787,000 at March 31, 1997. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.

Loans in process

         Loans in process pending final approval and/or closing amounting to approximately $79,665,000 at March 31, 1997.

Commitments to buy and sell GNMA certificates

         As of March 31, 1997, the Company had open commitments to issue GNMA certificates of approximately $31,813,000.

Commitments to sell mortgage loans

As of March 31, 1997 the Company had commitments to sell mortgage loans to third party investors amounting to $5.0 million.

Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

Other

         At March 31, 1997, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $234,659,000 at March 31, 1997. Liability, if any, under the recourse provisions at March 31, 1997 is estimated by management to be insignificant.

Item 2:  Management's Discussion and Analysis

Financial Condition

         At March 31, 1997, the Company's total assets amounted to $1.1 billion, as compared to $1.0 billion at December 31, 1996. The $65.6 million or 6.3% increase in total assets during the three month period ended March 31, 1997 was attributable to a $50.4 million or 8.4% increase in loans receivable, net, which reflects net originations following repayments and sales, reflecting an increase in the volume of loan originations of approximately 35.9% to approximately $180.5 million during the 1997 period as the Company attains a dominant position in the Puerto Rico mortgage market, a $55.2 million or 51.0% increase in mortgage-backed securities held for trading, for the reasons discussed below, and a $23.4 million or 75.7% increase in investment securities available for sale, principally due to the purchase of approximately $20.1 million of U.S. Treasury securities during the 1997 quarter, which increases were partially offset by a $34.5 million or 63.4% decrease in mortgage loans held for sale due to the conversion of such loans into mortgage-backed securities held for trading, and a $23.8 million or 24.0% decrease in cash and cash equivalents.

         The increase in the Company's assets was funded primarily by increased deposits of $35.5 million or 5.8%, by a $23.4 million or 24.1% increase in securities sold under agreements to repurchase, and by a $7.6 million or 6.0% increase in notes payable, which increases were partially offset by a $6.0 million or 9.1% decrease in other borrowings, primarily the net repayment of $5.0 million of FHLB advances.

         At March 31, 1997, the Company's stockholders' equity amounted to $119.1 million, which is an increase of $3.5 million or 3.0% from the amount reported at December 31, 1996. The primary reason for the increase was the net income earned for the quarter, which was partially offset by $987,000 of unrealized loss on securities available for sale, net of income tax benefits. At March 31, 1997, the Bank's leverage and Tier 1 risk-based capital amounted to 7.91% and 13.59% of adjusted total assets, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 14.52%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $5.0 million during the three months ended March 31, 1997, as compared to $2.9 million during the prior comparable period. The significant increase in net income during the three month period in 1997 over the comparable 1996 period of $ 2.1 million or 72.0 % was achieved notwithstanding the Company taking a $ 1.2 million ($ 759,000 net of taxes) increase in the provision for loan losses during the March 1997 quarter, as discussed below.

         Total revenues amounted to $15.2 million during the three months ended March 31, 1997 compared to $12.5 million for the prior comparable period. The 21.2% increase was due to an increase in net interest income of $2.0 million or 32.0% during the three months ended March 31, 1997 over the prior comparable period, primarily due to a $3.9 million or 34.0% increase in interest income on loans. However, the aforementioned increase in the provision for loan losses significantly offset the increase in net interest income. The increase in the provision for loan losses was taken both due to a $ 50.4 million increase in the Company's loan portfolio during the same period as well as the level of charge-offs experienced by the Company during the quarter, which consist primarily of consumer loans. During the quarter, the Company increased the loss factors which are associated with reserving for each of the loan categories in its portfolio, taking into consideration the current delinquency experience. This resulted in an increase to the Company's provision for loan losses of $500,000 during the quarter. During the first quarter of 1997, the Company determined to limit the origination of personal loans to those collateralized by mortgages and to refinancings of existing loans.

         Contributing to the 21.2% increase in revenues during the March 31, 1997 quarter was a change of $2.3 million in unrealized gain on trading securities from a $53,000 unrealized gain during the March 1996 quarter to a $2.4 million unrealized gain during the 1997 quarter and an increase in loan administration and servicing fees of $300,000 or 10.0% due to an increase in the loan servicing portfolio. Service charges, fees and other decreased by $92,000 or 9.7%, while net profit on trading decreased by $119,000 or 87.8%.

         Total expenses increased by $157,000 or 2.1% during the three months ended March 31, 1997 over the prior comparable period. The increase during the three month period in 1997 reflects the full operation of the Company's new data processing center as well as increased costs associated with additional space at branch locations for parking and drive-in tellers. For the three months ended March 31, 1997, office occupancy and equipment increased by $192,000 or 13.6%, and employee compensation and benefits increased by $63,000 or 2.7% These increases in expenses were offset by a $98,000 or 2.7 % decrease in other administrative and general expenses.

         Total income tax expense increased by $580,000 or 28.5% during the three months ended March 31, 1997 over the prior comparable period, due primarily to a $2.7 million or 54.1% increase in income before taxes during the 1997 period.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 1997, the Company had $138.4 million in borrowing capacity under unused warehouse lines of credit and $40.0 million in borrowing capacity under a line of credit with the FHLB of New York. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At March 31, 1997, the Company had outstanding commitments (mainly unused lines of credit) to originate non-mortgage loans of $9.6 million. Certificates of deposit which are scheduled to mature within one year totalled $346.0 million at March 31, 1997, and borrowings that are scheduled to mature within the same period amounted to $178.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 1997, the Bank met each of its capital requirements, with Tier I leverage capital, Tier I risk-based capital and total risk-based capital ratios of 7.91%, 13.59% and 14.52%, respectively.

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

                  Not applicable

Item 5:  Other Information

                  Not applicable

Item 6:  Exhibits and Reports on Form 8-K

                  a)       Exhibits

                           No.
                           ---
                           27    Financial Data Schedule                     E-1

                  b)       No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     R&G FINANCIAL CORPORATION


Date:  May 8, 1997                  By:  /S/ VICTOR J. GALAN
                                         -------------------
                                         Victor J. Galan, Chairman
                                         and Chief Executive Officer
                                         (Principal Executive Officer)



                                     By:  /S/ JOSEPH R. SANDOVAL
                                         -----------------------
                                         Joseph R. Sandoval
                                         Vice President and
                                         Chief Financial Officer