Form 10-Q
period 1997-06-30
R&G FINANCIAL CORP
filed 1997-08-13
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Number  of  shares  of Class B Common  Stock  outstanding  as of June 30,  1997:
2,735,839. (Does not include 5,122,377 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION
                                      INDEX



Part I  -  Financial Information
                                                                            Page

Item 1.  Consolidated Financial Statements ..................................  3

         Consolidated  Statement of  Financial  Condition as of June 30, 1997
                (Unaudited) and December 31, 1996............................  3

         Consolidated Statements of Income for the Three and Six Months Ended
                June 30, 1997 and 1996 (Unaudited)...........................  5

         Consolidated  Statements  of Cash Flows for the Three and Six Months
                Ended June 30, 1997 and 1996 (Unaudited) ....................  7

         Notes to Unaudited Consolidated Financial Statements ................10


Item 2.  Management's Discussion and Analysis................................ 16


Part II  - Other Information

Item 1.    Legal Proceedings .................................................22

Item 2.    Changes in Securities .............................................22

Item 3.    Defaults upon Senior Securities ...................................22

Item 4.    Submission of Matters to a Vote of Security Holders ...............22

Item 5.    Other Information .................................................23

Item 6.    Exhibits and Reports on Form 8-K ..................................23

Signatures ...................................................................24

                         Part 1 - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                      June 30,     December 31,
                                                                        1997            1996
                                                                   ----------     ----------
                                                                            (Unaudited)
                                                                         ($ in thousands)

ASSETS

Cash and due from banks ......................................     $   33,739     $   31,990
Money market investments:
     Securities purchased under agreements to resell .........         14,005         19,633
     Time deposits with other banks ..........................         31,441         33,233
     Federal funds sold ......................................           --           14,000
Mortgage loans held for sale, at lower of cost or market .....         31,246         54,450
Mortgage-backed securities held for trading, at fair value ...        237,313        108,146
Mortgage-backed securities available for sale, at fair value .         46,760         50,841
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1997 - $35,117; 1996 - $37,104) .....         35,563         37,900
Investment securities held for trading, at fair value ........          1,393          1,351
Investment securities available for sale, at fair value ......         61,897         30,973
Investment securities held to maturity, at amortized cost
(estimated market value: 1997 - $5,394; 1996 - $5,241) .......          5,374          5,270
Loans receivable, net ........................................        719,803        603,751
Accounts receivable, including advances to investors, net ....          5,390          5,764
Accrued interest receivable ..................................          8,166          6,632
Mortgage servicing rights ....................................         15,162         12,595
Excess servicing receivable ..................................           --              770
Premises and equipment .......................................          8,949          7,768
Other assets .................................................         11,929         12,730
                                                                   ----------     ----------
                                                                   $1,268,130     $1,037,797
                                                                   ==========     ==========
                                         (Continued)

                                                                                                     June 30,      December 31,
                                                                                                       1997            1996
                                                                                                    ---------      ---------
                                                                                                    (Unaudited)
                                                                                                        ($ in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits ....................................................................................    $  674,021     $  615,567
  Securities sold under agreements to repurchase ..............................................       198,317         97,444
  Federal funds purchased .....................................................................        11,850           --
  Notes Payable ...............................................................................       164,812        126,842
  Advances from FHLB ..........................................................................        30,000         15,000
  Other secured borrowings ....................................................................        48,728         50,463
  Accounts payable and accrued liabilities: ...................................................         9,650          9,999
  Other liabilities ...........................................................................         2,803          3,599
                                                                                                    ---------      ---------
                                                                                                    1,140,181        918,914
                                                                                                    ---------      ---------
Subordinated notes ............................................................................         3,250          3,250
                                                                                                    ---------      ---------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding          --             --
     Common stock:
          Class A - $.01 par value, 10,000,000 shares authorized, 5,122,377 shares issued and
                outstanding in 1997 and 1996 ..................................................            51             51

          Class B - $.01 par value, 15,000,000 shares authorized, 2,735,839 shares issued and
                outstanding in 1997 and 1996 ..................................................            27             27

       Additional paid-in capital .............................................................        38,411         38,411
       Retained earnings ......................................................................        85,068         75,785
       Capital reserves of the Bank ...........................................................         1,461          1,461
       Unrealized loss on securities available for sale .......................................          (319)          (102)
                                                                                                    ---------      ---------

                                                                                                      124,699        115,633
                                                                                                    ---------      ---------
                                                                                                   $1,268,130     $1,037,797
                                                                                                   ==========     ==========

                                   The accompanying notes are an integral part of this statement.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three month                  Six month
                                                                    period ended                period ended
                                                                      June 30,                    June 30,
                                                               ---------------------      ----------------------
                                                                1997          1996           1997          1996
                                                              --------      --------      --------      --------
                                                                    (Unaudited)                 (Unaudited)
                                                                   ($ in thousands except for per share data)
Interest Income:
     Loans ..............................................     $ 16,616      $ 13,916      $ 31,959      $ 25,370
     Money market and other investments .................        1,186           927         2,729         1,805
     Mortgage-backed securities .........................        4,962         3,511         8,484         7,170
                                                              --------      --------      --------      --------
         Total interest income ..........................       22,764        18,354        43,172        34,345
                                                              --------      --------      --------      --------
Interest expense:
     Deposits ...........................................        8,037         6,661        15,768        13,044
     Securities sold under agreements to repurchase .....        2,505         1,308         3,818         2,584
     Notes payable ......................................        2,354         1,880         4,412         2,962
     Secured borrowings .................................          959         1,057         1,933         2,140
     Other ..............................................          318           102           597           169
                                                              --------      --------      --------      --------
           Total interest expense .......................       14,173        11,008        26,528        20,899
                                                              --------      --------      --------      --------

Net interest income .....................................        8,591         7,346        16,644        13,446
Provision for loan losses ...............................       (1,695)         (351)       (2,945)         (357)
                                                              --------      --------      --------      --------
Net interest income after provision for loan losses .....        6,896         6,995        13,699        13,089
                                                              --------      --------      --------      --------

Other income:
      Net gain on origination and sale of loans .........        4,469         1,347         8,659         3,371
      Net profit (loss) on trading account ..............         (374)          451          (358)          587
      Net gain on sales of investments available for sale         --            --              25           329
      Loan administration and servicing fees ............        3,535         3,488         6,843         6,497
      Service charges, fees and other ...................        1,357           874         2,210         1,819
                                                              --------      --------      --------      --------
                                                                 8,987         6,160        17,379        12,603
                                                              --------      --------      --------      --------
           Total Revenues ...............................       15,883        13,155        31,078        25,692
                                                              --------      --------      --------      --------

                                                   (Continued)


                                                              Three month                         Six month
                                                              period ended                        period ended
                                                                June 30,                            June 30,
                                                     ---------------------------      ---------------------------
                                                         1997            1996              1997            1996
                                                                (Unaudited)                      (Unaudited)
                                                                   ($ in thousands except for per share data)
Operating expenses:
     Employee compensation and benefits ........           2,743           2,854            5,156           5,203
     Office occupancy and equipment ............           2,014           1,482            3,619           2,895
     Other administrative and general ..........           3,590           3,641            7,117           7,268
                                                     -----------     -----------      -----------     -----------
                                                           8,347           7,977           15,892          15,366
                                                     -----------     -----------      -----------     -----------
Income before minority interest and income taxes           7,536           5,178           15,186          10,326
Minority interest in the Bank ..................            --               224             --               409
                                                     -----------     -----------      -----------     -----------
Income before income taxes .....................           7,536           4,954           15,186           9,917
                                                     -----------     -----------      -----------     -----------

Income tax expense (credit):
     Current ...................................           1,119           2,732            2,826           4,774
     Deferred ..................................           1,039            (945)           1,947            (952)
                                                     -----------     -----------      -----------     -----------
                                                           2,158           1,787            4,773           3,822
                                                     -----------     -----------      -----------     -----------
       Net income ..............................     $     5,378     $     3,167      $    10,413     $     6,095
                                                     ===========     ===========      ===========     ===========
Eamings per common share .......................     $      0.68     $      0.61      $      1.33     $      1.17
                                                     ===========     ===========      ===========     ===========
Weighted average number of shares outstanding ..       7,858,216       5,189,044        7,858,216       5,189,044



                         The accompanying notes are an integral part of these statements.


                                                        6




R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  Six month
                                                                                                                period ended
                                                                                                                   June 30,
                                                                                                          ------------------------
                                                                                                             1997            1996
                                                                                                                  (Unaudited)
                                                                                                               ($ in thousands)
Cash flows from operating activities:
Net income ..........................................................................................     $  10,413      $   6,095
                                                                                                          ---------      ---------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .....................................................................         1,324            990
  Amortization of premium (accretion of discount) on investments and mortgage- backed securities, net          (202)           116
  Amortization of deferred loan origination fees and accretion of discount on loans .................          (317)          (253)
  Amortization of excess servicing receivable .......................................................          --               39
  Amortization of servicing rights ..................................................................           813            653
  Provision for loan losses .........................................................................         2,945            357
  Provision for bad debts in accounts receivable ....................................................           150            150
  Gain on sales of mortgage loans ...................................................................          (125)           (95)
  Gain on sales of investment securities available for sale .........................................           (25)          (329)
  Unrealized (profit) loss on trading securities ....................................................        (5,604)           621
  Minority interest in earnings of the Bank .........................................................          --              409
  Decrease in mortgage loans held for sale ..........................................................        23,204          2,998
  Net increase in mortgage-backed securities held for trading .......................................      (122,793)       (23,467)
  Increase in receivables ...........................................................................        (1,309)        (2,147)
  Decrease (increase) in other assets ...............................................................           601         (2,389)
  Increase in notes payable .........................................................................        40,370         11,753
  (Decrease) increase in accounts payable and accrued liabilities ...................................          (139)           606
  (Decrease) increase in other liabilities ..........................................................          (796)            69
                                                                                                          ---------      ---------
         Total adjustments ..........................................................................       (61,903)        (9,919)
                                                                                                          ---------      ---------

         Net cash used in operating activities ......................................................       (51,490)        (3,824)
                                                                                                          ---------      ---------

                                                             (Continued)

                                                                                               Six month
                                                                                             period ended
                                                                                               June 30,
                                                                                        -----------------------
                                                                                           1997          1996
                                                                                        --------      --------
                                                                                             (Unaudited)
                                                                                           ($ in thousands)
Cash flows for investing activities:
      Purchases of investment securities .............................................   (37,963)      (30,531)
      Proceeds from sale and maturities of investment securities available for sale ..     9,820        17,282
      Proceeds from sale and maturities of investment securities held for trading ....      --            --
      Principal repayments on mortgage-backed securities .............................     3,912         4,576
      Proceeds from sales of  loans ..................................................     6,016         4,929
      Net originations of loans ......................................................  (124,571)     (132,345)
      Purchases of FHLB stock, net ...................................................      (550)         (796)
      Acquisition of premises and equipment ..........................................    (2,243)         (701)
      Net increase in foreclosed real estate .........................................       (62)         (735)
      Acquisition of servicing rights ................................................    (3,380)         (564)
                                                                                        --------      --------
            Net cash used in investing activities ....................................  (149,021)     (138,885)
                                                                                        --------      --------
 Cash flows from financing activities:
      Proceeds from issuance of notes payable ........................................      --          50,000
      Payments on long-term debt .....................................................      --            (799)
      Increase in deposits - net .....................................................    58,383        44,832
      Increase (decrease) in securities sold under agreements to repurchase - net ....   100,873          (190)
      Increase in federal funds purchased ............................................    11,850          --
      Payments on notes payable ......................................................    (2,400)         --
      Payments on secured borrowings .................................................    (1,735)       (2,452)
      Advances from FHLB .............................................................    35,000         6,000
      Repayment of advances from FHLB ................................................   (20,000)       (1,000)
      Cash dividends on common stock .................................................    (1,130)         (500)
                                                                                        --------      --------
            Net cash provided by financing activities ................................   180,841        95,891
                                                                                        --------      --------


                                                  (Continued)

                                                       8

                                                                    Six month
                                                                  period ended
                                                                    June 30,
                                                             -----------------------
                                                                1997          1996
                                                             --------      --------
                                                                  (Unaudited)
                                                                ($ in thousands)
        Net decrease in cash and cash equivalents ......       (19,670)       (46,818)
        Cash and cash equivalents at beginning of period        98,856        104,195
                                                             ---------      ---------
        Cash and cash equivalents at end of period .....     $  79,186      $  57,377
                                                             =========      =========

Cash and cash equivalents include:
        Cash and due from banks ........................     $  33,739      $  21,520
        Securities purchased under agreements to resell         14,006         13,430
        Time deposits with other banks .................        31,441         22,427
                                                             ---------      ---------

                                                             $  79,186      $  57,377
                                                             =========      =========




        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- REPORTING ENTITY AND BASIS OF PRESENTATION

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

Basis of presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and the results of operations and changes in its cash flows for the three and six month periods ended June 30, 1997 and 1996.

               The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996. Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the quarter and six month periods ended June 30, 1996 to conform to the presentation for the quarter and six month periods ended June 30, 1997.


Basis of consolidation

               All significant inter-company balances and transactions have been eliminated in the accompanying unaudited financial statements.


Stock option plans

               The pro-forma net income and earnings per share disclosures for the three and six month periods ended June 30, 1997 and 1996 required by SFAS No. 123 - "Accounting for Stock-Based Compensation," as if compensation cost had been determined based on the fair value at the grant date for awards made under the Company's Stock Option Plan, have not been made because the effects on net income and earnings per share of compensation costs so determined are not significant.


NOTE 2 - EARNINGS PER SHARE

               Primary earnings per common share for the three and six month periods ended June 30, 1997 and 1996 were computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 7,858,216 shares for the three and six month periods ended June 30, 1997, and 5,189,044 for the three and six month periods ended June 30, 1996, respectively. Outstanding stock options granted in connection with the Company's Stock Option Plan were excluded from the weighted average number of shares because their dilutive effect is not significant.


NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

               The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                                          June 30, 1997
                                                                   ---------------------------
                                                                   Amortized cost  Fair value
                                                                           (unaudited)
Investment securities held to maturity:
U.S. Treasury securities:
     Due within one year .....................................     $    99,491     $    99,000
     Due from one to five years ..............................         309,702         310,000
                                                                   -----------     -----------
                                                                       409,193         409,000
                                                                   -----------     -----------

Puerto Rico Government obligations:
     Due within one year .....................................       1,000,000       1,012,500
     Due from five to ten years ..............................         531,377         500,000
     Due over ten years ......................................          55,297          55,297
                                                                   -----------     -----------
                                                                     1,586,674       1,567,797
                                                                   -----------     -----------

Corporate securities -
     Due within one year .....................................       3,378,122       3,417,470
                                                                   -----------     -----------
                                                                   $ 5,373,989     $ 5,394,267
                                                                   ===========     ===========

Mortgage-backed securities held to maturity:
GNMA certificates:
     Due from five to ten years ..............................     $    70,228     $    71,173
     Due over ten years ......................................      19,934,889      19,127,203
                                                                   -----------     -----------
                                                                    20,005,117      19,198,376
                                                                   -----------     -----------

Federal National Mortgage Association (FNMA) certificates -
     Due over ten years ......................................      15,258,417      15,626,231
                                                                   -----------     -----------

Federal Home Loan Mortgage Corporation (FHLMC)  certificates -
     Due over ten years ......................................         300,016         291,898
                                                                   -----------     -----------

                                                                   $35,563,550     $35,116,505
                                                                   ===========     ===========

                                                                  June 30, 1997
                                                        --------------------------------
                                                        Amortized cost       Fair value
                                                          -----------        -----------
                                                          (Unaudited)
Mortgage-backed securities available for sale:
CMO residuals and other mortgage-backed securities        $ 7,036,610        $ 8,165,379
                                                          -----------        -----------

FNMA certificates:
     Due over ten years ..........................         10,452,456         10,217,563
                                                          -----------        -----------

FHLMC certificates:
     Due from five to ten years ..................            449,850            461,934
     Due over ten years ..........................         28,554,808         27,914,865
                                                          -----------        -----------
                                                           29,004,658         28,376,799
                                                          -----------        -----------

                                                          $46,493,724        $46,759,741
                                                          ===========        ===========
Investment securities available for sale:
U.S.  Treasury securities:
     Due from one to five years ..................        $20,050,186        $19,881,260
                                                          -----------        -----------
U.S. Government and agencies securities:
     Due from one to five years ..................         32,496,820         32,355,168
     Due from five to ten years ..................          5,024,336          4,863,350
                                                          -----------        -----------

                                                           37,521,156         37,218,518
                                                          -----------        -----------
FHLB stock .......................................          4,797,767          4,797,767
                                                          -----------        -----------

                                                          $62,369,109        $61,897,545
                                                          ===========        ===========

               Mortgage-backed securities available for sale include interest only securities with an amortized cost of $2,363,941 as of June 30, 1997, which are associated with the sale in prior years of collaterized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

               The interest rate risk on the above available for sale U.S. Government and agency securities were being hedged with options and financial futures contracts based on U.S. Treasury securities and Eurodollars. During the quarter ended June 30, 1997, the Company discontinued all hedging activities for such securities. The Company continues to execute hedging strategies for all mortgage-backed securities available for sale (excluding CMOs). At June 30, 1997, no futures or option contracts were outstanding for hedging purposes.

                                                                June 30,
                                                                 1997
                                                              -----------
                                                              (Unaudited)
Mortgage-backed securities held for trading:
     CMO Certificates.......................................  $ 15,147,000
     CMO Residuals (all interest only)......................     8,490,686
     GNMA Certificates......................................   213,675,463
                                                              ------------
                                                              $237,313,149
                                                              ============

               The Company has entered into various agreements with an unrelated investment management firm whereby such firm has been appointed as investment advisor with respect to a portion of the Company's securities portfolio. Pursuant to such agreements, this investment advisory firm makes recommendations with respect to the purchase and/or sale of otherwise eligible investments, including the purchase and/or sale of futures and/or option contracts based on U.S. Treasury Securities. At June 30, 1997, this investment advisory firm was managing Company assets with a market value of approximately $13.7 million, of which $3.8 million was designated for trading. No open positions on futures or option contracts were outstanding at June 30, 1997 for trading purposes.

NOTE 4  -                     LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consist of the following:

                                                                     June 30,
                                                                       1997
                                                                  -------------
                                                                    (Unaudited)
Real estate loans:
     Residential - first mortgage ......................          $ 466,758,260
     Residential - second mortgage .....................             16,801,018
     Construction ......................................              8,040,493
     Commercial ........................................             77,264,572
                                                                  -------------
                                                                    568,864,345

Undisbursed portion of loans in process ................             (4,093,129)
Net deferred loan fees .................................                314,578
                                                                  -------------
                                                                    565,085,792

Other loans:
     Commercial ........................................             34,584,601
     Consumer:
        Secured by deposits ............................             10,430,991
        Secured by real estate .........................             55,190,332
        Other ..........................................             59,619,891
Unamortized discount ...................................               (235,515)
Unearned interest ......................................               (462,908)
                                                                  -------------
                                                                    159,127,392

        Total loans ....................................            724,213,184
     Allowance for loan losses .........................             (4,410,639)
                                                                  -------------
                                                                  $ 719,802,545
                                                                  =============

The changes in the allowance for loan losses follow:

                                                           Six months ended
                                                                June 30,
                                                     --------------------------
                                                       1997               1996
                                                     -------            -------
                                                              (Unaudited)
                                                            ($ in thousands)
Balance, beginning of year ...............           $ 3,332            $ 3,510
Provision for loan losses ................             2,945                357
Loans charged-off ........................            (2,090)              (771)
Recoveries ...............................               224                106
                                                     -------            -------
Balance, end of year .....................           $ 4,411            $ 3,202
                                                     =======            =======

NOTE 5  -                    COMMITMENTS AND CONTINGENCIES

Commitments to developers providing end loans

               The Company has outstanding commitments for the origination of permanent loans for various projects in the process of completion. Total commitments amounted to approximately $455,306,000 at June 30, 1997. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.


Loans in process

               Loans in process pending final approval and/or closing amount to approximately $104,810,000 at June 30, 1997.


Commitments to buy and sell GNMA certificates

               As of June 30, 1997, the Company had open commitments to issue GNMA certificates of approximately $20,737,000.


Commitments to sell mortgage loans

               As of June 30, 1997 the Company had commitments to sell mortgage loans to third party investors amounting to $5.0 million.


Lease commitments

               The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

Other

               At June 30, 1997, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amount to approximately $226,519,000 at June 30, 1997. Liability, if any, under the recourse provisions at June 30, 1997 is estimated by management to be insignificant.

               In July 1997 the Government of Puerto Rico amended the tax law that provided tax exemption on interest income generated by FHA and VA loans secured by real estate property located in Puerto Rico and mortgage backed securities secured by such mortgage loans (GNMA's). Under the amended law, FHA and VA loans closed prior to August 1, 1997, will contunue to be exempt. The interst income on FHA and VA mortgage loans originated on or after August 1, 1997 for purposes other than to finance the acquisition of new housing, and GNMA's secured by such loans, will no longer be exempt, and would be taxed at a preferential 17% tax rate to individuals and certain other taxpayers other than corporations. FHA and VA loans to finanace the purchase of new housing, and GNMA's secured by such loans, will continue to be exempt. While the Company has benefited from the previously available tax exemption, management believes based on currently available information that the adoption of the enacted changes should not have a significant adverse effect in the results of operations of the Company.


Item 2:                      Management's Discussion and Analysis

Financial Condition

               At June 30, 1997, the Company's total assets amounted to $1.3 billion, as compared to $1.0 billion at December 31, 1996. The $230.3 million or 22.2% increase in total assets during the six month period ended June 30, 1997 was primarily attributable to a $116.1 million or 19.2% increase in loans receivable, net, which reflects net originations following repayments and sales, and a $129.2 million or 119.4% increase in mortgage-backed securities held for trading, reflecting an increase in the volume of loan originations of approximately 40.3% to approximately $419.9 million during the 1997 period as the Company continues to increse its market position in Puerto Rico. The Company also experienced a $30.9 million or 99.8% increase in investment securities available for sale, principally due to the purchase of approximately $38.0 million of U.S. Treasury and Government Agencies securities during the six month period ended June 30, 1997. Such increases were partially offset by a $23.2 million or 42.6% decrease in mortgage loans held for sale due to the conversion of such loans into mortgage-backed securities held for trading, and a $19.7 million or 19.9% decrease in cash and cash equivalents.

               The increase in the Company's assets was funded primarily by increased deposits of $58.5 million or 9.5%, a $100.9 million or 103.5% increase in securities sold under agreements to repurchase, a $38.0 million or 29.9% increase in notes payable, and a $15.0 million or 100.0% increase in FHLB advances.

               At June 30, 1997, the Company's stockholders' equity amounted to $124.7 million, which is an increase of $9.1 million or 7.8% from the amount reported at December 31, 1996. The primary reason for the increase was the net income earned during the six month period ended June 30, 1997, which was partially offset by $1.1 million of dividends paid during such period. At June 30, 1997, the Bank's leverage and Tier 1 risk-based capital amounted to 7.65% and 12.63% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 13.47%, compared to an 8.0% minimum requirement.

               Results of Operations

               The Company reported net income of $5.4 million and $10.4 million during the three and six month periods ended June 30, 1997, respectively, as compared to $3.2 million and $6.1 million during the prior comparable periods. The significant increase in net income during the three and six month periods in 1997 over the comparable 1996 periods of $2.2 million or 69.8% and $4.3 million or 70.8%, respectively, was achieved notwithstanding the Company taking a $2.6 million ($1.6 million net of taxes) increase in the provision for loan losses during the six month period ended June 30, 1997, as discussed below.

               Total revenues for the six month period ended June 30, 1997 amounted to $31.1 million, a $5.4 million or 21.0% increase over the comparable 1996 period. The increase in revenues during the six month period ended June 30, 1997 was primarily attributable to a $5.3 million or 157% increase in net gain on origination and sale of loans due to a change of $6.2 million in unrealized profit on trading securities from a $621,000 unrealized loss during the comparable 1996 period to a $5.6 million unrealized gain in the 1997 period, which is associated with an increase in the market value of GNMA certificates held by the Company and an increase in the volume of mortgage loans originated and securitized as the Company attains a dominant position in the market for such loans in Puerto Rico. Also the Company had a $3.2 million or 23.8% increase in net interest income, as the Bank recognized significantly increased interest income on its loan portfolio, a $391,000 or 21.5% increase in service charges, fees, and other due to increased fees on deposit accounts and new deposit products and services, and a $346,000 or 5.3% increase in loan administration and servicing fees, as the Company's servicing portfolio expanded by 5.4% over the prior year. However, the aforementioned increase in the provision for loan losses significantly offset the increase in net interest income. The increase in the provision for loan losses was taken both due to a $118.1 million or 19.6% increase in the Company's loan portfolio during the 1997 period as well as to increased net charge-offs experienced by the Company associated primarily with consumer loans. Net charge-offs totalled approximately $1.9 million during the six month period ended June 30, 1997. During the first quarter of 1997, the Company increased the loss factors which are associated with reserving for each of the loan categories in its portfolio, taking into consideration the rising delinquency in consumer loans experienced by the Company and the banking industry in Puerto Rico. Even though the level of charge-offs leveled off during the second quarter of 1997, management has adopted more stringent consumer underwriting procedures to address problems experienced generally in the market for personal loans. During the first quarter of 1997, the Company also determined to increase collateralized consumer lending.

               The increase in the revenues for the six month period ended June 30, 1997 was also partially offset by a $304,000 or 93.5% decrease in net gains on sales of investment securities available for sale, and a change of $945,000 in net profit in trading from a $ 587,000 profit in the comparable 1996 period to a $ 358,000 loss during the six month period ended June 30, 1997.

               Total revenues for the quarter ended June 30, 1997 amounted to $15.9 million, a $2.7 million or 20.8% increase over the comparable quarter in 1996. The increase in total revenues during the 1997 quarter was primarily attributable to a $3.1 million or 232% increase in net gain on origination and sale of loans due to a change of $3.9 million in unrealized profit on trading securities, from a $674,000 unrealized loss during the comparable 1996 period to a $3.2 million unrealized gain in the 1997 period, a $1.2 million or 16.9% increase in net interest income, and a $483,000 or 55.3% increase in service charges, fees and other miscellaneous revenue sources. The increase in the revenues for the 1997 quarter was partially offset by a $1.3 million increase in the provision for loan losses and a change of $825,000 in net profit in trading from a $451,000 profit in the comparable 1996 period to a $374,000 loss during the three month period ended June 30, 1997.

               Employee compensation and benefits expenses decreased by $111,000 or 3.9%, and other miscellaneous expenses decreased by $41,000 or 1.1% during the second quarter of 1997 as management continued to aggressively control operating costs to enhance profitability. These reductions in expenses were achieved notwithstanding an increase in loan originations during the quarter ended June 30, 1997 over the comparable 1996 period. These decreases in expenses were offset by a $532,000 or 35.9% increase in occupancy expenses during in the second quarter of 1997 due to the operation during the full period in 1997 of the Company's new data processing center, as well as increased costs associated with additional space at branch locations for parking and drive-in tellers. The increase in occupancy expenses resulted in a net increase in total operating expenses during the second quarter of 1997 of $380,000 or 4.8% compared to the prior respective 1996 period. Total operating expenses for the six month period ended June 30, 1997 increased by $536,000 or 3.5% due principally to increased occupancy expenses.

               Total income tax expense increased by $371,000 or 20.8% and $951,000 or 24.9% during the three and six month periods ended June 30, 1997, respectivively, over the prior comparable periods, due primarily to a $2.6 million or 52.1% and a $5.3 million or 53.1% increase in income before taxes during the three and six month periods ended June 30, 1997, respectively.


Liquidity and Capital Resources

               Liquidity - Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required in order to be in a position to fund loan purchases and originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The

Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings.

               The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 1997, the Company had $57.7 million in borrowing capacity under unused warehouse lines of credit and $20.0 million in borrowings capacity under a line of credit with the FHLB of New York. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

               At June 30, 1997, the Company had outstanding commitments (mainly unused lines of credit) to originate non-mortgage loans of $13.7 million. Certificates of deposit which are scheduled to mature within one year totaled $357.0 million at June 30, 1997, and borrowings that are scheduled to mature within the same period amounted to $320.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

               Capital Resources - The FDIC's capital regulations establish a minimum 3.0 % Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders'equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

               The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, pluscertain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1997, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.65%, 12.63% and 13.47%, respectively.

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

                           PART II - OTHER INFORMATION


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

        Not applicable

Item 3: Defaults Upon Senior Securities

        Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on April 24, 1997.

        1. With respect to the election of three directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2000 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:

                   Juan J. Diaz                        Class A - For  10,244,754            Withheld 0
                                                       Class B - For   1,875,267            Withheld 0

                   Gilberto Rivera-Arreaga             Class A - For  10,244,754            Withheld 0
                                                       Class B - For   1,875,267            Withheld 0

                   Laureano Carus Abarca               Class A - For  10,244,754            Withheld 0
                                                       Class B-  For  1,875,267             Withheld 0

        2.  With  respect  to the  ratification  of  the  appointment  of  Price
        Waterhouse  as the  Company's  independent  auditors for the fiscal year ending December 31, 1997, the following are the number of shares voted:
                   Class A - For  10,244,754             Against            0          Abstain            0
                   Class B - For   1,870,717             Against          400          Abstain        4,150


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


                                    R&G FINANCIAL CORPORATION



Date: August 8, 1997                By: /S/ VICTOR J. GALAN
                                        -------------------
                                        Victor J. Galan, Chairman of the Board
                                        and Chief Executive Officer




                                    By: /S/ JOSEPH R. SANDOVAL
                                        Joseph R. Sandoval
                                        Vice President and
                                                   Chief Financial Officer