Form 10-Q
period 1997-09-30
R&G FINANCIAL CORP
filed 1997-11-13
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 (787) 758-2424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (b) has been subject to such filing requirements for at least 90 days.

                              YES [ X ]    NO [   ]

Number of shares of Class B Common Stock  outstanding  as of September 30, 1997:
4,924,474. (Does not include 9,220,278 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION
                                      INDEX



Part I  -  Financial Information
                                                                           Page

Item 1.    Consolidated Financial Statements .............................   3

           Consolidated Statement of Financial Condition as of
                    September 30, 1997 (Unaudited) and December 31, 1996..   3

           Consolidated Statements of Income for the Three and Nine
                    Months Ended September 30, 1997 and 1996 (Unaudited)..   5

           Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1997 and 1996 (Unaudited) ........   7

           Notes to Unaudited Consolidated Financial Statements ..........  10


Item 2.    Management's Discussion and Analysis...........................  16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....  21

Part II  - Other Information

Item 1.    Legal Proceedings .............................................  22

Item 2.    Changes in Securities .........................................  22

Item 3.    Defaults upon Senior Securities ...............................  22

Item 4.    Submission of Matters to a Vote of Security Holders ...........  22

Item 5.    Other Information .............................................  22

Item 6.    Exhibits and Reports on Form 8-K ..............................  22

Signatures ...............................................................  23

                         Part 1 - FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                                       September 30,     December 31,
                                                                           1997             1996
                                                                       -----------       ----------
                                                                       (Unaudited)
                                                                               ($ in thousands)
ASSETS
Cash and due from banks...........................................     $    27,385       $   31,990
Money market investments:
     Securities purchased under agreements to resell..............           7,502           19,633
     Time deposits with other banks...............................          50,560           33,233
     Federal funds sold...........................................             ---           14,000

Mortgage loans held for sale, at lower of cost or market..........         112,149           54,450
Mortgage-backed securities held for trading, at fair value........         322,674          108,146
Mortgage-backed securities available for sale, at fair value......          46,415           50,841
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1997 - $34,478; 1996 - $37,104)..........          34,643           37,900
Investment securities held for trading, at fair value.............           1,335            1,351
Investment securities available for sale, at fair value...........          69,451           30,973
Investment securities held to maturity, at amortized cost
(estimated market value: 1997 - 5,261; 1996 - $5,241).............           5,273            5,270
Loans receivable, net.............................................         692,045          603,751
Accounts receivable, including advances to investors, net.........           6,111            5,764
Accrued interest receivable.......................................           9,274            6,632
Mortgage servicing rights.........................................          17,782           12,595
Excess servicing receivable.......................................             ---              770
Premises and equipment............................................           8,882            7,768
Other assets......................................................          11,203           12,730
                                                                       -----------       ----------

                                                                       $ 1,422,683       $1,037,797
                                                                       ===========       ==========

                                      (Continued)

                                                                                                     September 30,     December 31,
                                                                                                          1997             1996
                                                                                                    -----------     -----------
                                                                                                     (Unaudited)
                                                                                                            ($ in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Deposits ................................................................................     $   702,519     $   615,567
       Securities sold under agreements to repurchase ..........................................         332,678          97,444
       Federal funds purchased .................................................................            --              --
       Notes Payable ...........................................................................         156,665         126,842
       Advances from FHLB ......................................................................          42,200          15,000
       Other secured borrowings ................................................................          37,148          50,463
       Accounts payable and accrued liabilities: ...............................................          14,032           9,999
       Other liabilities .......................................................................           3,050           3,599
                                                                                                     -----------     -----------

                                                                                                       1,288,292         918,914
                                                                                                     -----------     -----------

Subordinated notes .............................................................................           3,250           3,250
                                                                                                     -----------     -----------
Stockholders' equity:

     Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding             --              --

     Common stock:
          Class A - $.01 par value, 10,000,000 shares authorized, 9,220,278 shares issued and
                outstanding in 1997 (1996 - 5,122,377) .........................................              92              51

          Class B - $.01 par value, 15,000,000 shares authorized, 4,924,474 shares issued and
                outstanding in 1997 (1996 -2,735,839) ..........................................              49              27

       Additional paid-in capital ..............................................................          38,348          38,411

       Retained earnings .......................................................................          90,499          75,785

       Capital reserves of the Bank ............................................................           1,461           1,461

       Unrealized gain (loss) on securities available for sale .................................             692            (102)
                                                                                                     -----------     -----------

                                                                                                         131,141         115,633
                                                                                                     -----------     -----------

                                                                                                     $ 1,422,683     $ 1,037,797
                                                                                                     ===========     ===========

The accompanying notes are an integral part of this statement.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three month                 Nine month
                                                                    period ended               period ended
                                                                    September 30,              September 30,
                                                              ----------------------      ----------------------
                                                                 1997         1996           1997          1996
                                                              --------      --------      --------      --------
                                                                    (Unaudited)               (Unaudited)
                                                                  ($ in thousands except for per share data)
Interest Income:
     Loans ..............................................     $ 18,859      $ 14,504      $ 50,818      $ 39,874
     Money market and other investments .................        1,295         1,087         4,024         2,892
     Mortgage-backed securities .........................        6,059         3,868        14,543        11,038
                                                              --------      --------      --------      --------
         Total interest income ..........................       26,213        19,459        69,385        53,804
                                                              --------      --------      --------      --------
Interest expense:
     Deposits ...........................................        8,363         7,010        24,131        20,054
     Securities sold under agreements to repurchase .....        3,936         1,362         7,754         3,946
     Notes payable ......................................        2,573         1,823         6,985         4,785
     Secured borrowings .................................          936         1,038         2,869         3,178
     Other ..............................................          619           457         1,216           626
                                                             ---------      --------      --------      --------
           Total interest expense .......................       16,427        11,690        42,955        32,589
                                                             ---------      --------      --------      --------

Net interest income .....................................        9,786         7,769        26,430        21,215
Provision for loan losses ...............................       (1,700)       (2,484)       (4,645)       (2,841)
                                                             ---------      --------      --------      --------
Net interest income after provision for loan losses .....        8,086         5,285        21,785        18,374
                                                             ---------      --------      --------      --------

Other income:
      Net gain on origination and sale of loans .........        4,511         4,584        13,170         7,955
      Net profit (loss) on trading account ..............         (386)         (386)         (744)          201
      Net gain on sales of investments available for sale           31          --              56           329
      Loan administration and servicing fees ............        2,895         3,128         9,738         9,625
      Service charges, fees and other ...................        1,278         1,113         3,488         2,932
                                                             ---------      --------      --------      --------
                                                                 8,329         8,439        25,708        21,042
                                                             ---------      --------      --------      --------
           Total Revenues ...............................       16,415        13,724        47,493        39,416
                                                             ---------      --------      --------      --------

                                   (Continued)

                                                                    Three month                 Nine month
                                                                    period ended               period ended
                                                                    September 30,              September 30,
                                                              ----------------------      ----------------------
                                                                 1997         1996           1997          1996
                                                              --------      --------      --------      --------
                                                                    (Unaudited)               (Unaudited)
                                                                  ($ in thousands except for per share data)

     Employee compensation and benefits ........           2,489           2,966            7,645           8,169
     Office occupancy and equipment ............           1,902           1,163            5,521           4,058
     SAIF one-time assessment ..................            --             2,508             --             2,508
     Other administrative and general ..........           3,622           3,382           10,739          10,650

                                                           8,013          10,019           23,905          25,385

Income before minority interest and income taxes           8,402           3,705           23,588          14,031
Minority interest in the Bank ..................            --                 9             --               418

Income before income taxes .....................           8,402           3,696           23,588          13,613


Income tax expense (credit):
     Current ...................................           1,067           1,615            3,893           6,389
     Deferred ..................................           1,284            (386)           3,231          (1,338)

                                                           2,351            1,229           7,124           5,051

       Net income ..............................      $    6,051      $    2,467      $    16,464      $    8,562
                                                      ==========      ==========      ===========      ==========

Eamings per common share .......................      $     0.43      $     0.22      $      1.16      $     0.86
                                                      ==========      ==========      ===========      ==========

Weighted average number of shares outstanding ..      14,144,752      11,193,720       14,144,752       9,962,578



The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  Nine month
                                                                                                                 period ended
                                                                                                                 September 30,
                                                                                                           ------------------------
                                                                                                              1997            1996
                                                                                                           ---------      ---------
                                                                                                                 (Unaudited)
                                                                                                              ($ in thousands)
Cash flows from operating activities:
Net income ...........................................................................................     $  16,464      $   8,562
                                                                                                           ---------      ---------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ......................................................................         2,013          1,500
  Amortization of premium (accretion of discount) on investments and mortgage- backed securities, net           (346)           204
  Amortization of deferred loan origination fees and accretion of discount on loans ..................          (375)          (389)
  Amortization of excess servicing receivable ........................................................          --               58
  Amortization of servicing rights ...................................................................         1,261            908
  Provision for loan losses ..........................................................................         4,645          2,841
  Provision for bad debts in accounts receivable .....................................................           225            225
  Gain on sales of mortgage loans ....................................................................        (1,208)          (856)
  Gain on sales of investment securities available for sale ..........................................           (56)          (329)
  Unrealized (profit) loss on trading securities .....................................................        (8,479)           (53)
  Minority interest in earnings of the Bank ..........................................................          --              418
 (Increase) decrease in mortgage loans held for sale .................................................       (57,699)         4,319
  Net increase in mortgage-backed securities held for trading ........................................      (205,278)       (36,060)
  Increase in receivables ............................................................................        (3,215)        (2,075)
  Decrease (increase) in other assets ................................................................         1,441         (4,700)
  Increase in notes payable ..........................................................................        32,223          2,776
  Increase (decrease) in accounts payable and accrued liabilities ....................................         3,670           (293)
  (Decrease) increase in other liabilities ...........................................................          (549)         2,594
                                                                                                                          ---------
         Total adjustments ...........................................................................      (231,727)       (28,912)
                                                                                                           ---------      ---------

         Net cash used in operating activities .......................................................      (215,263)       (20,350)
                                                                                                           ---------      ---------

                                   (Continued)

                                                                                                  Nine month
                                                                                                 period ended
                                                                                                 September 30,
                                                                                        --------------------------
                                                                                             1997            1996
                                                                                        ----------      ----------
                                                                                                 (Unaudited)
                                                                                              ($ in thousands)
Cash flows for investing activities:
      Purchases of investment securities ..........................................        (61,825)        (49,064)
      Proceeds from maturities of investment securities held to maturity ..........            100             377
      Proceeds from sale and maturities of investment securities available for sale         25,403          22,013
      Proceeds from sale and maturities of investment securities held for trading .          1,400             400
      Principal repayments on mortgage-backed securities ..........................          6,503           6,152
      Proceeds from sales of  loans ...............................................         55,607          49,373
      Net originations of loans ...................................................       (146,963)       (184,014)
      Purchases of FHLB stock, net ................................................           (659)           (968)
      Acquisition of premises and equipment .......................................         (2,740)         (1,813)
      Net increase in foreclosed real estate ......................................           (302)           (511)
      Acquisition of servicing rights .............................................         (6,448)         (4,046)
                                                                                        ----------      ----------

            Net cash used in investing activities .................................       (129,924)       (162,101)
                                                                                        ----------      ----------
 Cash flows from financing activities:
      Proceeds from issuance of notes payable .....................................           --            60,500
      Payments on long-term debt ..................................................           --            (5,324)
      Increase in deposits - net ..................................................         86,808          77,192
      Increase  in securities sold under agreements to repurchase - net ...........        235,234         (28,757)

      Payments on notes payable ...................................................         (2,400)           --
      Payments on secured borrowings ..............................................        (13,315)         (3,589)
      Advances from FHLB ..........................................................        151,700           6,000
      Repayment of advances from FHLB .............................................       (124,500)         (7,000)
      Proceeds from issuance of common stock in initial public offering ...........           --            31,073
      Payment of cash in lieu of fractional shares on stock split .................            (11)           --


                                   (Continued)





                                                                         Nine month
                                                                        period ended
                                                                        September 30,
                                                                 ------------------------
                                                                    1997           1996
                                                                 ---------      ---------
                                                                        (Unaudited)
                                                                     ($ in thousands)
   Cash dividends on common stock ..........................        (1,739)          (500)
                                                                 ---------      ---------
   Net cash provided by financing activities ...............       331,777        187,109
                                                                 ---------      ---------
        Net (decrease) increase in cash and cash equivalents       (13,410)         4,658
        Cash and cash equivalents at beginning of period ...        98,856        104,195
                                                                 ---------      ---------
        Cash and cash equivalents at end of period .........     $  85,446      $ 108,853
                                                                 =========      =========

Cash and cash equivalents include:
        Cash and due from banks ............................     $  27,386      $  24,800
        Securities purchased under agreements to resell ....         7,501         19,582
        Time deposits with other banks .....................        50,559         64,471
                                                                 ---------      ---------

                                                                 $  85,446      $ 108,853
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

         The  Bank  provides  a  full  range  of  banking  services,   including
residential, commercial and personal loans and a diversified range of deposit products through fifteen branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and Puerto Rico agencies, and undergoes periodic examinations by those regulatory agencies.

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and the results of operations and changes in its cash flows for the three and nine month periods ended September 30, 1997 and 1996.

         The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996. Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the quarter and nine month periods ended September 30, 1996 to conform to the presentation for the quarter and nine month periods ended September 30, 1997.


Basis of consolidation

         All significant inter-company balances and transactions have been eliminated in the accompanying unaudited financial statements.


Stock option plans

         The pro-forma net income and earnings per share disclosures for the three and nine month periods ended September 30, 1997 and 1996 required by SFAS No. 123 - "Accounting for Stock-Based Compensation," as if compensation cost had been determined based on the fair value at the grant date for awards made under the Company's Stock Option Plan, have not been made because the effects on net income and earnings per share of compensation costs so determined are not significant.


NOTE 2  -         EARNINGS PER SHARE

         Primary earnings per common share for the three and nine month periods ended September 30, 1997 and 1996 were computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 14,144,752 shares for the three and nine month periods ended September 30, 1997, and 11,193,720 and 9,962,578 for the three and nine month periods ended September 30, 1996, respectively. The increase in the weighted average number of shares outstanding reflects an 80% stock split paid by the Company in September 1997. Per share information for all periods presented take into consideration the 80% stock split paid by the Company in September 1997.

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

                                                                      September 30, 1997
                                                                  ----------------------------
                                                                  Amortized cost    Fair value
                                                                           (Unaudited)
Investment securities held to maturity:
U.S. Treasury securities:
     Due within one year .....................................     $   309,771     $   310,403
                                                                   -----------     -----------

Puerto Rico Government obligations:
     Due within one year .....................................       1,000,000       1,000,500
     Due from five to ten years ..............................         529,568         487,500
     Due over ten years ......................................          42,022          42,022
                                                                   -----------     -----------
                                                                     1,571,590       1,530,022
                                                                   -----------     -----------

Corporate securities -
     Due within one year .....................................       3,391,771       3,420,483
                                                                   -----------     -----------
                                                                   $ 5,273,132     $ 5,260,908
                                                                   ===========     ===========

Mortgage-backed securities held to maturity:
GNMA certificates:
     Due from one to five years ..............................     $    52,587     $    53,419
     Due over ten years ......................................      19,277,130      18,627,824
                                                                   -----------     -----------
                                                                    19,329,717      18,681,243

Federal National Mortgage Association (FNMA) certificates -
     Due over ten years ......................................      15,021,768      15,519,976
                                                                   -----------     -----------

Federal Home Loan Mortgage Corporation (FHLMC)  certificates -
     Due over ten years ......................................         291,350         276,380
                                                                   -----------     -----------

                                                                   $34,642,835     $34,477,599
                                                                   ===========     ===========





                                                          September 30, 1997
                                                       ---------------------------
                                                       Amortized cost   Fair value
                                                       ---------------------------
                                                                (Unaudited)
Mortgage-backed securities available for sale:
CMO residuals and other mortgage-backed securities     $ 7,021,610     $ 8,396,982
                                                       -----------     -----------

FNMA certificates:
     Due over ten years ..........................       9,921,540       9,848,925
                                                       -----------     -----------

FHLMC certificates:
     Due from one to five years ..................          49,439          49,301
     Due from five to ten years ..................         379,570         390,748
     Due over ten years ..........................      27,897,878      27,728,726
                                                       -----------     -----------
                                                        28,326,887      28,168,775
                                                       -----------     -----------
                                                       $45,270,037     $46,414,682
                                                       ===========     ===========
Investment securities available for sale:
U.S.  Treasury securities:
     Due from one to five years ..................     $30,036,283     $30,134,143
                                                       -----------     -----------
U.S. Government and agencies securities:
     Due from one to five years ..................      29,495,921      29,455,037
     Due from five to ten years ..................       5,023,620       4,955,605
                                                       -----------     -----------
                                                        34,519,541      34,410,642
                                                       -----------     -----------

FHLB stock .......................................       4,906,067       4,906,067
                                                       -----------     -----------

                                                       $69,461,891     $69,450,852
                                                       ===========     ===========

         Mortgage-backed securities available for sale include interest only securities with an amortized cost of $2.4 million as of September 30, 1997, which are associated with the sale in prior years of collaterized mortgage obligations (CMO'S). These sales were not made in connection with the Company's mortgage banking activities.

         The interest rate risk on the above mortgage-backed securities available for sale (excluding CMOs) are being hedged with options and financial futures contracts based on U.S. Treasury securities and Eurodollars. At September 30, 1997, no futures or option contracts were outstanding for hedging purposes.




                                                                  September 30,
                                                                      1997
                                                                  -------------
                                                                   (Unaudited)
Mortgage-backed securities held for trading:
     CMO Certificates..................................           $ 15,228,000
     CMO Residuals (all interest only).................              8,382,756
     GNMA Certificates.................................            299,063,090
                                                                  ------------
                                                                  $322,673,846
                                                                  ============


NOTE 4  -          LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consist of the following:

                                                          September 30,
                                                              1997
                                                         -------------
                                                           (Unaudited)
Real estate loans:
     Residential - first mortgage....................     $421,561,510
     Residential - second mortgage...................       17,143,042
     Construction....................................       11,262,757
     Commercial......................................       82,133,808
                                                          ------------
                                                           532,101,117

Undisbursed portion of loans in process..............       (5,718,469)
Net deferred loan fees...............................          387,790
                                                          ------------
                                                           526,770,438

Other loans:
     Commercial......................................       35,404,367
     Consumer:
        Secured by deposits..........................       11,788,556
        Secured by real estate.......................       68,154,293
        Other........................................       54,835,652
Unamortized discount.................................        (177,072)
Unearned interest....................................        (409,954)
                                                          ------------
                                                           169,595,842

        Total loans..................................      696,366,280
     Allowance for loan losses.......................      (4,321,649)


                                                          $692,044,631
                                                          ============

The changes in the allowance for loan losses follow:

                                                         Nine months ended
                                                            September 30,
                                                     -------------------------
                                                       1997             1996
                                                     --------          -------
                                                            (Unaudited)
                                                          ($ in thousands)
Balance, beginning of year.......................    $  3,332          $ 3,510
Provision for loan losses........................       4,645            2,841
Loans charged-off................................      (3,943)          (1,187)
Recoveries.......................................         288              146
                                                     --------          -------
Balance, end of period...........................    $  4,322          $ 5,310
                                                     ========          =======

NOTE 5  -         COMMITMENTS AND CONTINGENCIES


Commitments to developers providing end loans

         The Company has outstanding commitments for the origination of permanent loans for various projects in the process of completion. Total commitments amounted to approximately $410.0 million at September 30, 1997. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.

Loans in process

         Loans in process pending final approval and/or closing amount to approximately $94.6 million at September 30, 1997.


Commitments to buy and sell GNMA certificates

         As of September 30, 1997, the Company had open commitments to issue GNMA certificates of approximately $98.1 million.


Commitments to sell mortgage loans

         As of September 30, 1997 the Company had commitments to sell mortgage loans to third party investors amounting to $71.4 million.

Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

Other

         At September 30, 1997, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amount to approximately $271.7 million at September 30, 1997. Liability, if any, under the recourse provisions at September 30, 1997 is estimated by management to be insignificant.

         In July 1997 the Government of Puerto Rico amended the tax law that provided tax exemption on interest income generated by FHA and VA loans secured by real estate property located in Puerto Rico and mortgage backed securities secured by such mortgage loans (GNMA's). Under the amended law, FHA and VA loans closed prior to August 1, 1997 will continue to be exempt. The interst income on FHA and VA mortgage loans originated on or after August 1, 1997 for purposes other than to finance the acquisition of new housing, and GNMA's secured by such loans, will no longer be exempt, and will be taxed at a preferential 17% tax rate to individuals and certain other taxpayers other than corporations. FHA and VA loans to finanace the purchase of new housing, and GNMA's secured by such loans, will continue to be exempt. While the Company has benefited from the previously available tax exemption, management believes based on currently available information that the changes to the Puerto Rico Tax Law should not have a significant adverse effect on the results of operations of the Company.

Item 2:           Management's Discussion and Analysis

Financial Condition

         At September 30, 1997, the Company's total assets amounted to $1.4 billion, as compared to $1.0 billion at December 31, 1996. The $384.9 million or 37.1% increase in total assets during the nine month period ended September 30, 1997 was primarily attributable to a $88.3 million or 14.6% increase in loans receivable, net, which reflects net originations following repayments and sales, a $214.6 million or 198.4% increase in mortgage-backed securities held for trading, and a $57.7 million or 106.0% increase in mortgage loans held for sale, reflecting an increase in the volume of loan originations of approximately 53% from $426.3 million to $654.0 million during the 1997 period as the Company continues to increse its market position in Puerto Rico. The Company also experienced a $38.5 million or 124.2% increase in investment securities available for sale, principally due to the purchase of approximately $60.5 million of U.S. Treasury and government agency securities during the nine month period ended September 30, 1997, reduced by maturities and sales of approximately $23.5 million. Such increases were partially offset by a $23.4 million or 21.5% decrease in cash and cash equivalents.

         The increase in the Company's assets was funded primarily by increased deposits of $86.9 million or 14.1%, a $235.2 million or 241.4% increase in securities sold under agreements to repurchase, a $29.8 million or 23.5% increase in notes payable, and a $27.2 million or 181.3% increase in FHLB advances.

         At September 30, 1997, the Company's stockholders' equity amounted to $131.1 million, which is an increase of $15.5 million or 13.4% from the amount reported at December 31, 1996. The primary reason for the increase was the net income earned during the nine month period ended September 30, 1997, which was partially offset by $1.7 million of dividends paid during such period. At September 30, 1997, the Bank's leverage and Tier 1 risk-based capital amounted to 7.29% and 12.48% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 13.27% of total risk-based assets, compared to an 8.0% minimum requirement.

         In September 1997 a new wholly-owned subsidiary of R&G Mortage was organized. Such subsidiary is primarily engaged in the origination of sub-prime mortgage loans on residential real estate.

         Results of Operations

         The Company reported net income of $6.1 million and $16.5 million during the three and nine month periods ended September 30, 1997, respectively, as compared to $2.5 million and $8.6 million during the prior comparable periods. The significant increase in net income during the three and nine month periods in 1997 over the comparable 1996 periods, of $3.6 million or 145.3% and $7.9 million or 92.3%, respectively, takes into consideration a one-time $2.5 million assessment ($1.6 million net of income taxes) in September 1996 as a result of federal legislation to recapitalize the Savings Association Insurance Fund (SAIF) administered by the FDIC.

         Total revenues for the nine month period ended September 30, 1997 amounted to $47.5 million, a $8.1 million or 20.5% increase over the comparable 1996 period. The increase in revenues during the nine month period ended September 30, 1997 was primarily attributable to a $5.2 million or 65.6% increase in net gain on origination and sale of loans as the Company experiences a significant increase in unrealized profit on trading securities which is associated with an increase in the market value of GNMA certificates held by the Company and an increase in the volume of mortgage loans originated and securitized. Also the Company had a $5.2 million or 24.6% increase in net interest income, as the Bank earned a significantly increased amount of interest income on its loan and investment portfolios, and a $556,000 or 19.0% increase in service charges, fees, and other due to increased fees on deposit accounts and new deposit products and services. The increase in net interest income was partially offset by $1.8 million increase in the provision for loan losses.

         The increase in the provision for loan losses was taken both due to a $88.3 million or 14.6% increase in the Company's loan portfolio during the 1997 period as well as to increased net charge-offs experienced by the Company associated primarily with consumer loans. Net charge-offs totalled approximately $3.6 million during the nine month period ended September 30, 1997. During the first quarter of 1997, the Company increased the loss factors which are associated with reserving for each of the loan categories in its portfolio. The Company's actions reflect increased bankruptcies and resulting delinquencies experienced by lenders in Puerto Rico generally, including the Company. During the second quarter of 1997, management adopted more stringent consumer underwriting procedures to address problems experienced generally in the market for personal loans, and has determined to increase collateralized consumer lending instead of personal loans.

         The increase in revenues for the nine month period ended September 30, 1997 was also partially offset by a $273,000 or 83.0% decrease in net gains on sales of investments available for sale, and a change of $945,000 in net profit
(loss) on trading account from a $ 201,000 profit in the comparable 1996 period to a $744,000 loss during the nine month period ended September 30, 1997. The Company records in its trading account gains and losses resulting from options and futures contracts primarily designated as hedges against fluctuations in the interest rates of specifically identified assets or liabilities. The loss experienced is primarily related to an increase in hedging activities as well as increased volatility in market interest rates during 1997.

         Total revenues for the quarter ended September 30, 1997 amounted to $16.4 million, a $2.7 million or 19.6% increase over the comparable quarter in 1996. The increase in total revenues during the 1997 quarter was primarily attributable to a $2.8 million or 53.0% increase in net interest income after the provision for loan losses.

         Total operating expenses decreased by $2.0 million or 20.0% and by $1.5 million or 5.8% during the three and nine month periods ended September 30, 1997 over the comparable 1996 periods, which take into consideration the one-time $2.5 million ($1.6 million net of income taxes) SAIF assessment. Without the assessment, total expenses would have increased by $502,000 or 6.7% and by $1.0 million or 4.5% during the same respective periods. Without considering the SAIF assessment, the increase during the nine month period in 1997 occurred notwithstanding a $477,000 or 16.0% and a $524,000 or 6.4% reduction in employee compensation and benefits. Occupancy expenses increased $739,000 or 63.5% and $1.5 million or 36.1% during the three and nine month periods ended September 30, 1997, due principally to the operation during the full period in 1997 of the Company's new data processing center, as well as increased costs associated with the opening of a new branch location and the completion of remodelling work at six branches acquired in prior years from another financial institution in Puerto Rico. Other miscellaneous expenses increased by $240,000 or 7.1% and $89,000 or .8% during the same respective periods.

         Total income tax expense increased by $1.1 million or 91.3% and $2.1 million or 41.0% during the three and nine month periods ended September 30, 1997, respectivively, over the prior comparable periods, due primarily to a $4.7 million or 127.3% and a $10.0 million or 73.3% increase in income before taxes during the three and nine month periods ended September 30, 1997, respectively. The Company's effective tax rate amounted to 28.0% and 30.2% during the three and nine month periods ended September 30, 1997, compared to 33.2% and 37.1% during the same comparable 1996 periods. The decrease in 1997 of the Company's effective tax rate was primarily attributable to an increase in the Company's exempt interest income.


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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 1997, the Company had $65.9 million in borrowing capacity under unused warehouse lines of credit and $210.4 million in borrowing capacity under advances agreements and a line of credit with the FHLB of New York. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At September 30, 1997, the Company had outstanding commitments (mainly unused lines of credit) to originate non-mortgage loans of $8.6 million. Certificates of deposit which are scheduled to mature within one year totaled $369.5 million at September 30, 1997, and borrowings that are scheduled to mature within the same period amounted to $447.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

                  Capital Resources - The FDIC's capital regulations establish a minimum 3.0 % Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks from 4.0% to 5.0% or more. Under the FDIC's regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders'equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1997, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.29%, 12.48%, and 13.27%, respectively.

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


Item 3:           Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

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


                                     R&G FINANCIAL CORPORATION



Date: November 10, 1997              By:  /S/ VICTOR J. GALAN
                                          -------------------
                                          Victor J. Galan, Chairman of the Board
                                          and Chief Executive Officer




                                     By:  /S/ JOSEPH R. SANDOVAL
                                          ----------------------
                                          Joseph R. Sandoval
                                          Vice President and
                                          Chief Financial Officer