Form 10-K
period 1997-12-31
R&G FINANCIAL CORP
filed 1998-04-02
CIK 1016933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-21137

                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Puerto Rico                                  66-0532217
----------------------------------------          ----------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)



   280 Jesus T. Pinero Avenue
 Hato Rey, San Juan, Puerto Rico                          00918
----------------------------------------          ----------------------
      (Address of Principal                            (Zip Code)
       Executive Offices)


       Registrant's telephone number, including area code: (787) 758-2424

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                 Class B Common Stock (par value $.01 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 20, 1998, the aggregate value of the 4,777,285 shares of Class B Common Stock of the Registrant issued and outstanding on such date, which excludes 147,189 shares held by all directors and officers of the Registrant as a group, was approximately $149.0 million. This figure is based on the last known trade price of $31.19 per share of the Registrant's Class B Common Stock on March 20, 1998.

Number of shares of Class B Common Stock outstanding as of March 20, 1998:
                                    4,924,474

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I

Item 1. Business

                                     General

        R&G Financial Corporation (the "Company" or "R&G Financial") is the holding company for R&G Mortgage Corp., a Puerto Rico mortgage banking company ("R&G Mortgage") and R-G Premier Bank of Puerto Rico, a Puerto Rico-chartered commercial bank (the "Bank"). The Company was organized under Puerto Rico law in March 1996. In July 1996, the Company acquired the 88.1% ownership interest in the common stock of the Bank and the 100% ownership interest in the common stock of R&G Mortgage held by the Company's Chairman of the Board and Chief Executive Officer, Mr. Victor J. Galan, in exchange for shares of Class A common stock of the Company. In August 1996, the Company conducted an underwritten public offering of Class B common stock. In December 1996, the Company acquired the remaining 11.9% ownership interest in the common stock of the Bank. At December 31 1997, the Company had total consolidated assets of $1.5 billion, total consolidated borrowings of $627.9 million, total consolidated deposits of $722.4 million, and total consolidated stockholders' equity of $138.1 million. After taking into consideration an 80% stock dividend paid in 1997, as of December 31, 1997, the Company had 9,220,278 Class A shares of common stock outstanding, all of which were owned by Mr. Galan, and 4,924,474 publicly held Class B shares of common stock outstanding.

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

        R&G Financial competes for business in Puerto Rico by providing a wide range of financial services to residents of all of Puerto Rico's major cities through branch offices and mortgage banking facilities at 18 locations. The operations of both R&G Mortgage and the Bank have expanded substantially during the 1990's, due in large part to R&G Mortgage's emergence as the second largest originator of loans secured by single-family residential properties in Puerto Rico. During the year ended December 31, 1997, R&G Mortgage originated approximately 28.4% of all single-family residential loans originated in Puerto Rico, which has resulted in significant growth in its servicing portfolio as well as facilitated rapid expansion of the Bank's franchise and operations. R&G Mortgage's servicing portfolio has increased by 91.3% since December 31, 1991 and, at December 31, 1997, R&G Mortgage serviced approximately 56,400 accounts with an aggregate loan balance of $3.0 billion. The Bank's asset size, which amounted to $996.3 million at December 31, 1997, has increased by $943.4 million since R&G Mortgage became affiliated with the Bank in February 1990, while the branch office network had increased from two to 15 offices.

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

        R&G Mortgage. R&G Mortgage was originally organized in 1972. R&G Mortgage is engaged primarily in the business of originating first and second mortgage loans on single family residential properties secured by real estate which are either insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). To a lesser extent, R&G Mortgage is also engaged in the origination of subprime--credit quality--residential mortgage loans through a wholly owned subsidiary ("Champion Mortgage Corporation") which commenced operations in October 1997. Pursuant to agreements entered into between R&G Mortgage and the Bank, non-conforming conventional single-family residential loans and consumer loans secured by real estate are also originated by R&G Mortgage for portfolio retention by the Bank. The Bank retains the non-conforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size or other underwriting technicalities at the time of origination. Jumbo loans may be packaged into collateralized mortgage obligations ("CMOs") and sold while loans with underwriting technicalities may be cured through payment experience and subsequently sold. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage originated a total of $598.2 million, $448.1 million and $322.7 million of loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $285.8 million, $211.3 million and $156.3 million during such respective periods, or 47.8%, 47.2% and 48.4%, respectively, of total originations.

        R&G Mortgage pools FHA/VA loans into mortgage-backed securities which are guaranteed by the Government National Mortgage Association ("GNMA"), which securities are sold to securities broker dealers and other investors. Conventional loans may either be sold directly to agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or to private investors, or which may be pooled into FNMA- or FHLMC-backed mortgage-backed securities which are generally sold to investors. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage sold $246.1 million, $244.8 million and $195.6 million of loans, respectively, which includes loans securitized and sold but does not include loans originated for the Bank. R&G Mortgage generally retains the servicing function with respect to the loans which have been securitized and sold. R&G Mortgage is subject to regulation and examination by the FHA, FNMA, FHLMC, GNMA, VA, the Department of Housing and Urban Development ("HUD") and the Office of the Commissioner of Financial Institutions ("OCFI") of Puerto Rico.

        R-G Premier Bank. The Bank's principal business consists of attracting deposits from the general public and tax-advantaged funds from eligible Puerto Rico corporations and using such deposits, together with funds obtained from other sources, to originate (through R&G Mortgage) and purchase loans secured primarily by residential real estate in Puerto Rico, and to purchase mortgage-backed and other securities. To a lesser extent but with increasing emphasis over the past few years, the Bank also originates consumer loans, commercial business loans and loans secured by commercial real estate. Such loans offer higher yields, are generally for shorter terms and facilitate the Bank's provision of a full range of financial services to its customers. The Bank also offers trust services through its Trust Department. Total loan originations by the Bank during the years ended December 31, 1997, 1996 and 1995 amounted to $89.0 million, $122.8 million and $124.6 million, respectively. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is regulated and examined by the FDIC as its primary federal regulatory agency as well as by the OCFI.

        Affiliated Transactions. As an integral part of R&G Mortgage's acquisition of a controlling interest in the Bank in February 1990, R&G Mortgage and the Bank entered into various agreements which address how the parties would conduct themselves in specifically delineated affiliated transactions (the "Affiliated Transaction Agreements"). Under federal law and regulations, certain transactions between a federally insured financial institution and an affiliate, such as the Bank and R&G Mortgage, are regulated. Generally, these provisions regulate extensions of credit to directors, officers and principal shareholders of the Bank, and establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to, various transactions between federally insured financial institutions and its affiliates. See generally "Regulation - R&G Financial - Limitations on Transactions with Affiliates."

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

        Under the Securitization Agreement, R&G Mortgage renders securitization services with respect to the pooling of some of the Bank's mortgage loans into mortgage-backed securities. With respect to securitization services rendered, the Bank pays a securitization fee of 25 basis points. The Master Custodian Agreement provides that the Bank shall be the custodial agent for R&G Mortgage of certain documentation related to the issuance by R&G Mortgage of GNMA, FNMA or FHLMC mortgage-backed certificates. In consideration of these services, the Bank receives a fee for each mortgage note included in a mortgage-backed certificate per year for which it acts as custodian, as set forth in the agreement. See "- Mortgage Banking Activities Loan Originations, Purchases and Sales of Loans."


                           Mortgage Banking Activities

        Loan Originations, Purchases and Sales. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage originated a total of $598.2 million, $448.1 million and $322.7 million of loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $285.8 million, $211.3 million and $156.3 million during the years ended December 31, 1997, 1996 and 1995, respectively, or 48%, 47% and 48%, respectively, of total originations. The loans originated by R&G Mortgage for the Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans secured by real estate.

        R&G Mortgage is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans which are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage originated $280.1 million, $222.0 million and $154.9 million, respectively, of FHA/VA loans, which represented 46.8%, 49.5% and 48.0%, respectively, of total loans originated during such respective periods.

        R&G Mortgage also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage originated $265.9 million, $204.9 million and $151.9 million, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market while substantially all non-conforming conventional single-family residential loans are originated by R&G Mortgage on behalf of the Bank and either held by the Bank in its portfolio or subsequently securitized by R&G Mortgage and sold in the secondary market.

        Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 1997, 1996 and 1995, non-conforming conventional loans represented approximately 39%, 42% and 43%, respectively, of R&G Mortgage's total volume of mortgage loans originated, substantially all of which were originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 1997, 1996 and 1995, 77.5%, 88.9% and 81.0% of loans originated by R&G Mortgage on behalf of the Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of the Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and the Bank. See "- Lending Activities of the Bank - Origination, Purchase and Sale of Loans."

        While R&G Mortgage makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all of such loans consist of fixed-rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans is approximately $68,200 and $73,000, respectively.

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

        R&G Mortgage's loan origination activities are conducted out of its offices and mortgage banking centers. Residential mortgage loan applications are attributable to walk-in customers, existing customers and advertising and promotion, referrals from real estate brokers and builders, loan solicitors and mortgage brokers. At December 31, 1997, R&G Mortgage employed 66 loan originators who are compensated in part on a commission basis.

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

        R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage's strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market is generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $158.5 million, $45.6 million and $19.5 million of loans from third parties during the years ended December 31, 1997, 1996 and 1995, respectively.

        The following table sets forth loan originations, purchases and sales by R&G Mortgage for the periods indicated.

                                                    Year Ended December 31,
                                              ------------------------------------
                                                1997          1996          1995
                                              --------      --------      --------
                                                     (Dollars in Thousands)
Loans Originated For the Bank:
  Conventional loans(1):
    Number of loans .....................        3,390         2,756         2,226
    Volume of loans .....................     $233,488      $190,072      $140,363
  FHA/VA loans:
    Number of loans .....................         --            --            --
    Volume of loans .....................         --        $   --        $   --
  Consumer loans(2):
    Number of loans .....................        2,318         1,004           974
    Volume of loans .....................     $ 52,287      $ 21,208      $ 15,944
  Total loans:
    Number of loans .....................        5,708         3,760         3,200
    Volume of loans .....................     $285,775      $211,280      $156,307
    Percent of total volume .............           35%           43%           46%
For Third Parties:
  Conventional loans(1):
    Number of loans .....................          444           214           151
    Volume of loans .....................     $ 32,419      $ 14,835      $ 11,496
  FHA/VA loans:
    Number of loans .....................        4,107         3,117         2,313
    Volume of loans .....................     $280,053      $221,967      $154,916
  Total loans:
    Number of loans .....................        4,551         3,331         2,464
    Volume of loans .....................     $312,472      $236,802      $166,412
    Percent of total volume .............           39%           48%           48%
                                              --------      --------      --------
      Total loan originations ...........     $598,247      $448,082      $322,719
                                              ========      ========      ========
Loans Purchased For R&G Mortgage:
  Number of loans .......................        2,052           583           305
  Volume of loans (3) ...................     $158,456      $ 45,604      $ 19,525
  Percent of total volume ...............           20%            9%            6%
GNMA Pools Purchased for R&G Mortgage:
  Volume of loans .......................     $ 51,537          --            --
  Percent of total volume ...............            6%         --            --
                                              --------      --------      --------
    Total loan originations and purchases     $808,240      $493,686      $342,244
                                              ========      ========      ========

                                                        Year Ended December 31,
                                               -----------------------------------------
                                                  1997            1996            1995
                                               ---------       ---------       ---------
                                                     (Dollars in Thousands)
Loans Sold To Third Parties(4):
  Conventional loans(1):
    Number of loans ......................           429             178             151
    Volume of loans ......................     $  39,495       $  12,560       $  11,999
  FHA/VA loans:
    Number of loans ......................         2,775           3,564           2,252
    Volume of loans(3) ...................     $ 206,643       $ 232,254       $ 183,607
  Total loans:
    Number of loans ......................         3,204           3,742           2,403
    Volume of loans ......................     $ 246,138       $ 244,814       $ 195,606
    Percent of total volume ..............            30%             50%             57%
                                               ---------       ---------       ---------
Adjustments:
  Loans originated for the Bank ..........     $ 276,327       $(211,280)      $(156,307)
  Loans amortization .....................        (5,086)         (7,224)         (1,960)
                                               ---------       ---------       ---------
Increase (decrease) in loans held for sale     $ 271,241       $  30,368       $ (11,629)
                                               =========       =========       =========
Average Initial Loan Origination Balance:
  The Bank:
    Conventional loans(1) ................     $      69       $      69       $      63
    FHA/VA loans .........................          --              --              --
  Third Parties:
    Conventional loans(1) ................     $      73              69              76
    FHA/VA loans .........................            68              71              63
  Total Average Initial Balance:
    Conventional loans(1) ................            69              69              64
    FHA/VA loans .........................            68              71              63
Refinancings(5):
  The Bank ...............................            30%             33%             58%
  Third Parties ..........................            31%             24%             26%

--------------
(1)     Includes non-conforming loans.

(2) All but $1.5 million and $3.3 million of such loans were secured by real estate at December 31, 1996 and 1995, respectively.

(3) Excludes $7.9 million and $36.1 million of loans purchased from another financial institution and securitized and sold to the same financial institution during 1996 and 1995, respectively.

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

        R&G Mortgage customarily sells most of the loans that it originates, except for those originated on behalf of the Bank pursuant to the Master Production Agreement. See "-Lending Activities of the Bank - Origination, Purchases and Sales of Loans." The loans originated by R&G Mortgage (including FHA loans, VA loans and conventional loans) are secured by real property located in Puerto Rico and constitute "eligible investments" which results in favorable tax treatment under U.S. and Puerto Rico tax laws. See "- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage sold $246.1 million, $244.8 million and $195.6 million of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of the Bank. With respect to such loan sales, $206.6 million or 83.9%, $232.3 million or 94.9% and $183.6 million or 93.9% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for serial notes as described below). These securities were sold primarily to securities broker-dealers and other investors in Puerto Rico.

        Certain GNMA-guaranteed mortgage-backed securities sold by R&G Mortgage are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several expected maturity dates of the notes included in an issue, with each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. GNMA serial notes are sold to securities broker-dealers in packages consisting of notes of different yields and maturities, which range from one to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are either offered to the public directly through the Bank's Trust Department or indirectly through securities broker-dealers. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage issued GNMA serial notes totalling approximately $397.2 million, $236.4 million and $184.4 million, respectively.

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

        Each CMO normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates then due. Some form of credit enhancement, such as an insurance policy, letter of credit or subordination, will generally be used to increase the credit rating of the senior certificates and thereby improve their marketability. During the year ended December 31, 1995, R&G Mortgage and the Bank completed sales of approximately $38.2 million of CMOs in securitization transactions. There were no sales in 1997 or 1996. In connection with such transactions, either the Bank or R&G Mortgage generally retains the residual certificates issued by the respective trusts as well as the subordinate certificates issued in such transactions. As of December 31, 1997, R&G Mortgage held CMOs (which were primarily issued by R&G Mortgage) with a fair value of $15.2 million and residual certificates issued in CMO transactions involving R&G Mortgage and the Bank with a fair value of $7.9 million. In addition, the Bank held CMO subordinated certificates and residual certificates from one of its issues with a fair value of $8.4 million at December 31, 1997. See "- Investment Activities." Currently a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates is subject to substantial fluctuations as a result of changes in prevailing interest rates. However, such residuals often exhibit elasticity and convexity characteristics which R&G Financial can utilize to hedge other components of its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" incorporated by reference in Item 7 hereof.

        While R&G Mortgage's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, R&G Mortgage also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. Normally, the fair value of any retained recourse is immaterial because R&G Mortgage is able to resell repurchased loans for at least their carrying costs. Accordingly, as of December 31, 1997, R&G Financial did not deem it necessary to establish reserves for possible losses related to its recourse obligations. At December 31, 1997, R&G Mortgage had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $374.4 million, as compared to $290.9 million and $238.2 million as of December 31, 1996 and 1995, respectively. Of the recourse loans existing at December 31, 1997, approximately $340.5 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $33.9 million in principal amount consisted of non-conforming loans sold to other private investors.

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

        R&G Mortgage's servicing portfolio has grown significantly over the past several years. At December 31, 1997, R&G Mortgage's servicing portfolio totalled $3.0 billion and consisted of a total of 56,442 loans. At December 31, 1997, R&G Mortgage's servicing portfolio included $448.9 million of loans serviced for the Bank or 15.0% of the total servicing portfolio. Substantially all of the mortgage loans in R&G Mortgage's servicing portfolio are secured by single (one-to-four) family residences. All of R&G Mortgage's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

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

        The following table sets forth certain information regarding the total loan servicing portfolio of R&G Mortgage for the periods indicated.

                                                                               Year Ended December 31,
                                                               --------------------------------------------------
                                                                     1997               1996               1995
                                                               ----------------   ----------------   ----------------
                                                                               (Dollars in Thousands)
Composition of Servicing Portfolio at End of Period:
  Conventional and other mortgage loans(1)...................         $1,148,739         $  971,327       $  811,269
  FHA/VA loans...............................................          1,852,149          1,578,842        1,486,931
                                                                      ----------         ----------       ----------
    Total servicing portfolio(2).............................         $3,000,888         $2,550,169       $2,298,200
                                                                      ==========         ==========       ==========
Activity in the Servicing Portfolio:
  Beginning servicing portfolio..............................         $2,550,169         $2,298,200       $2,114,743
  Add: Loan originations and purchases.......................            778,126            506,696          325,870
         Servicing of portfolio loans acquired...............              5,301             36,478          239,414
  Less: Sale of servicing rights.............................                 --             42,080          196,895(3)
         Run-offs(4).........................................            332,708            249,125          184,932
                                                                      ----------         ----------       ----------
  Ending servicing portfolio.................................         $3,000,888         $2,550,169       $2,298,200
                                                                      ==========         ==========       ==========
  Number of loans serviced(5)................................             56,442             50,979           48,240
  Average loan size(5).......................................         $       53         $       50              $48
  Average servicing fee rate(5)..............................             0.532%             0.532%           0.505%

--------------
(1)     Includes non-conforming loans.

(2) At the dates shown, included $448.9 million, $323.8 million and $290.8 million of loans serviced for the Bank, respectively, which constituted 15.0%, 12.70% and 12.65% of the total servicing portfolio, respectively.

(3) R&G Mortgage sold servicing rights during 1994 and recognized a gain of $2.9 million. Pursuant to a subservicing agreement with the purchaser of the servicing rights, R&G Mortgage continued to service the loans subject to such sale and they remained in R&G Mortgage's servicing portfolio until 1995.

(4) Run-off refers to regular amortization of loans, prepayments and foreclosures. Includes one-time transfer in 1997 of $49.0 million of mortgage loans to a financial institution who acquired a commercial bank whose loans were being serviced by R&G Mortgage.

(5) At December 31, 1997, R&G Mortgage was servicing 6,507 loans for the Bank with an average loan size of approximately $69,000 and at an average servicing rate of 0.284%. Amounts include late and other miscellaneous charges.

        The following table sets forth certain information at December 31, 1997 regarding the number of, and aggregate principal balance of, the mortgage loans serviced by R&G Mortgage for the Bank and for third parties at various mortgage interest rates.

                                                       At December 31, 1997
                             ------------------------------------------------------------------------------
                                        Loans Serviced                         Loans Serviced
                                         for the Bank                        for Third Parties
                             ----------------------------------    -----------------------------------
                               Number of           Aggregate          Number of           Aggregate
                                 Loans         Principal Balance        Loans         Principal Balance
  Mortgage Interest Rate     -------------   --------------------  --------------   --------------------
                                             (Dollars in Thousands)                (Dollars in Thousands)
Less than 7.00%............            51               $  2,646            2,734            $  136,804
7.00% - 7.49%..............           260                 24,693            8,325               520,445
7.50% - 7.99%..............           562                 57,188           15,127               833,118
8.00% - 8.49%..............         2,732                201,968            7,442               454,494
8.50% - 8.99%..............         1,818                119,252            7,803               338,867
9.00% - 9.49%..............           478                 24,183            3,102               114,954
9.50% - 9.99%..............           167                  7,380            2,445                68,646
10.00% - 10.49%............           135                  3,964              981                33,224
10.50% - 10.99%............           154                  4,146              596                16,801
11.00% or more.............           150                  3,438            1,380                34,677
                                    -----               --------           ------            ----------
                                    6,507               $448,858           49,903            $2,552,030
                                    =====               ========           ======            ==========

                                    At December 31, 1997
                             ---------------------------------
                                         Total Loans
                                           Serviced
                             ---------------------------------
                               Number of          Aggregate
                                 Loans        Principal Balance
  Mortgage Interest Rate     ------------   --------------------
                                            (Dollars in Thousands)
Less than 7.00%............          2,785             $139,450
7.00% - 7.49%..............          8,585              545,138
7.50% - 7.99%..............         15,689              890,306
8.00% - 8.49%..............         10,174              656,462
8.50% - 8.99%..............          9,621              458,119
9.00% - 9.49%..............          3,580              139,137
9.50% - 9.99%..............          2,612               76,026
10.00% - 10.49%............          1,116               37,188
10.50% - 10.99%............            750               20,947
11.00% or more.............          1,530               38,115
                                    ------           ----------
                                    56,442           $3,000,888
                                    ======           ==========

        The amount of principal prepayments on mortgage loans serviced by R&G Mortgage was $87.2 million, $72.5 million and $68.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. This represented approximately 2.9%, 2.8% and 3.0% of the aggregate principal amount of mortgage loans serviced during such periods. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Mortgage to continue to increase the size of its servicing portfolio even in times of high prepayments.

        Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Mortgage to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 1997, 1996 and 1995, the monthly average amount of funds advanced by R&G Mortgage under such servicing agreements was $1.4 million, $1.3 million and $4.4 million, respectively. Funds advanced by R&G Mortgage pursuant to these arrangements are generally recovered by R&G Mortgage within 30 days.

        In connection with its loan servicing activities, R&G Mortgage holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services. At December 31, 1997, R&G Mortgage held $58.8 million of such escrow funds, $50.2 million of which were deposited in the Bank and $8.6 million of which were deposited with other financial institutions. The escrow funds deposited with the Bank lower its overall cost of funds and is a means of compensating it for processing mortgages checks received by R&G Mortgage, while the escrow funds deposited with other financial institutions serve as part of R&G Mortgage's compensating balances which permit R&G Mortgage to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See "- Sources of Funds - Borrowings."

        The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 1997, R&G Mortgage was servicing mortgage loans with an aggregate principal amount of $374.4 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

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

                                                                          Year Ended December 31,
                                        ----------------------------------------------------------------------------------------

                                                    1997                           1996                           1995
                                        --------------------------     --------------------------     --------------------------

                                                         Percent of                     Percent of                     Percent of
                                          Number of       Servicing      Number of      Servicing       Number of      Servicing
                                            Loans         Portfolio        Loans        Portfolio         Loans        Portfolio
                                        ------------    ------------   ------------   ------------    ------------   ------------
Loans delinquent for:
  30-59 days..........................         2,531          4.48%           2,775        5.44%             3,366        6.98%
  60-89 days..........................           572           1.01             533         1.05               906         1.88
  90 days or more.....................           778           1.38             646         1.27               988         2.05
                                               -----          ----            -----        ----              -----       -----
    Total delinquencies(1)............         3,881          6.87%           3,954        7.76%             5,260       10.90%
                                               =====          ====            =====        ====              =====       =====
Foreclosures pending(2)...............           681          1.21%             693        1.36%               459        0.95%
                                               =====          ====            =====        ====              =====       =====

-----------------
(1) Includes at December 31, 1997, an aggregate of $26.4 million of delinquent loans serviced for the Bank, or .88% of the total servicing portfolio and $2.7 million of delinquent loans held in R&G Mortgage's own portfolio.

(2) At December 31, 1997, the Bank had foreclosures pending on $12.2 million of loans being serviced by R&G Mortgage, which constituted 0.41% of the servicing portfolio. R&G Mortgage had foreclosures pending on $2.1 of loans it is servicing for its own portfolio at December 31, 1997.


        While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures ("REO") related to R&G Mortgage's mortgage banking business arise primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 1997, 1996 and 1995, R&G Mortgage held REO with a book value of approximately $165,000, $0 and $0, respectively. Sales of REO resulted in gains to R&G Mortgage of $145,000 and $30,000 for the years ended December 31, 1997 and 1995, respectively, and a net loss to R&G Mortgage of $57,000 for the year ended December 31, 1996. There is no liquid secondary market for the sale of R&G Mortgage's REO.

        With respect to mortgage loans securitized through GNMA programs, R&G Mortgage is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1997. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 1997, 1996 and 1995, total expenses related to FHA or VA loans foreclosed amounted to $189,000, $302,000 and $230,000, respectively. Although FNMA and FHLMC are obligated to reimburse R&G Mortgage for principal and interest payments advanced by R&G Mortgage as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to R&G Mortgage which may not be recouped. Such nonrecouped expenses have to date been immaterial.

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

        Under various Puerto Rico industrial incentives acts (the "Industrial Incentives Acts"), certain investment income earned by qualified manufacturing entities or service enterprises that have grants of tax exemption issued thereunder ("Exempt Companies"), is exempt from Puerto Rico income tax. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers), provided such funds are invested in certain "eligible activities" in accordance with regulations promulgated by the OCFI, including certain mortgage loans and mortgage-backed securities. The Industrial Incentives Acts also encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable 10% tax (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years.

        A new Industrial Incentive Act was approved by the Government of Puerto Rico effective January 1, 1998: the Tax Incentive Act of 1998 (the "1998 TIA"). Grants issued under the 1998 TIA will provide for a flat rate of tax on the operating income of Exempt Companies. The same types of investment income that qualified for exemption under the Industrial Incentive Acts will continue to be exempt under the 1998 TIA. Because grantees of tax exemption under the 1998 TIA will not be subject to Tollgate Taxes, they will not have an incentive to invest their IDI in qualifying investments in Puerto Rico, as grantees under the Industrial Incentive Acts presently do in order to reduce their Tollgate Taxes. It should be noted, however, that Exempt Companies currently operating pursuant to grants issued under the Industrial Incentives Acts generally will not be affected by the provisions of the 1998 TIA. Although such Exempt Companies may renegotiate their grants under the 1998 TIA, an amount of IDI equal to the IDI derived in the taxable year preceding the change to the 1998 TIA (or, if greater, the average annual IDI by taking the three years, out of the previous five years, where the highest amount of IDI is derived) will continue to be subject to the tax treatment, including Tollgate Taxes, provided in the Industrial Incentive Act under which their grant was originally issued.

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

        In the absence of the 936 Credit and as a means of continuing to defer U.S. income taxation, subsidiaries of multi-national companies operating under
Section 936 of the Code may transfer their operations to a corporation organized under Puerto Rico law, or under the laws of foreign countries. Generally, a non-U.S. corporation is not subject to United States income taxes to the extent it does not derive U.S. source income and may be entitled to defer U.S. income taxation until dividends are repatriated to the United States. Under Section 954 of the Code, foreign subsidiaries of multi-national companies whose parent corporation is incorporated in the U.S. are not subject to federal income tax on profits on products which they manufacture. Though a Puerto Rico corporation, or a foreign corporation operating in Puerto Rico, is subject to local Puerto Rico taxes, the benefits under the Industrial Incentives Acts and the 1998 TIA for companies that manufacture or provide services in Puerto Rico, would continue to be available. In addition, under Section 901 and 902 of the Code and subject to certain limitations and exceptions, U.S. shareholders of a Puerto Rico or other non-U.S. corporation would be allowed to claim a foreign tax credit with respect to income tax paid in Puerto Rico. United States shareholders are also not required to recognize income attributable to manufacturing operations of a Puerto Rico or other non-U.S. corporation as a general rule under Subpart F of the Code. However, under Section 367 of the Code, multi-national corporations may be required to recognize income upon the transfer of operations to a Puerto Rico or other non-U.S. corporation, depending upon the nature and value of the property transferred. Several multi-national 936 Corporations have taken such steps since the legislation with respect to Section 936 was first introduced in the U.S. Congress.

        In July 1997, the Government of Puerto Rico amended the tax law that provided Puerto Rico income tax exemption on interest income generated by FHA and VA loans secured by real estate property located in Puerto Rico and mortgage-backed securities secured by such mortgage loans ("GNMAs"). Under the amended law, FHA and VA loans closed prior to August 1, 1997 will continue to be exempt. The interest income on FHA and VA mortgage loans originated on or after August 1, 1997 for purposes other than to finance the acquisition of new housing, and GNMAs secured by such loans, are no longer exempt, and are taxable at a preferential 17% tax rate to individuals and certain taxpayers other than corporations. FHA and VA loans to finance the purchase of new housing, and GNMAs secured by such loans, continue to be exempt. Individuals who are bona fide residents of Puerto Rico are also not subject to United States federal income tax on income from Puerto Rico sources, including interest income derived from mortgage loans originated in Puerto Rico whose mortgagors are residents of Puerto Rico. The exemption for interest earned on qualifying FHA loans, VA loans and GNMA certificates tends to increase the demand for these products and the price R&G Financial may obtain upon their sale. There can be no assurance that the tax exempt treatment of interest on FHA and VA loans will not be further reviewed or modified in the future.

        Any change in Puerto Rico's political status could result in the elimination or modification of these tax benefits described above.

                         Lending Activities of the Bank

        General. At December 31, 1997, R&G Financial's loans receivable, net totalled $765.1 million, which represented 50.6% of R&G Financial's $1.5 billion of total assets. At December 31, 1997, $733.1 million or 95.8% of R&G Financial's loans receivable, net were held by the Bank. The principal category of loans in R&G Financial's portfolio are conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 1997, $475.5 million or 99.7% of R&G Financial's first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial's loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

        Loan Portfolio Composition. The following table sets forth the composition of R&G Financial's loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held in the Bank's loan portfolio.

                                                                                        December 31,
                                                      ------------------------------------------------------------------------------
                                                                 1997                      1996                       1995
                                                      -----------------------    ----------------------     ----------------------
                                                         Amount       Percent        Amount      Percent       Amount       Percent
                                                      -----------   ----------   ------------   ---------   ------------   ---------
                                                                                  (Dollars in Thousands)
Residential real  estate - first
  mortgage(1).......................................    $476,729        61.25%       $370,876     60.75%       $282,498     58.23%
Residential real estate - second
  mortgage..........................................      17,831        2.29           15,757      2.58          14,372      2.96
Residential construction............................      13,367        1.72            5,351       .88          15,046      3.10
Commercial construction and land
  acquisition.......................................       5,785         .74            5,700       .93           5,523      1.14
Commercial real estate..............................      81,722       10.50           69,514     11.39          61,862     12.74
Commercial business.................................      38,069        4.89           31,063      5.09          27,816      5.74
Consumer loans:
  Loans secured by deposits.........................      12,472        1.60            9,409      1.54           7,497      1.55
  Real estate secured consumer loans................      81,252       10.44           42,893      7.03          33,381      6.88
  Unsecured consumer loans..........................      51,162        6.57           59,864      9.81          37,180      7.66
                                                         -------      ------          -------    ------         -------    ------
    Total loans receivable..........................     778,389      100.00%         610,427    100.00%        485,175    100.00%
                                                         -------      ------          -------    ------         -------    ------
Less:
  Allowance for loan losses.........................     (6,772)                      (3,332)                   (3,510)
  Loans in process..................................     (6,218)                      (2,430)                   (5,727)
  Deferred loan fees................................         172                           41                     (266)
  Unearned interest.................................       (512)                        (955)                   (1,831)
                                                         -------                      -------                   -------
                                                        (13,330)                      (6,676)                  (11,334)
                                                         -------                      -------                   -------
  Loans receivable, net(2)..........................    $765,059                     $603,751                  $473,841
                                                        ========                     ========                  ========

                                                                               December 31,
                                                      ----------------------------------------------------------
                                                                   1994                           1993
                                                      ---------------------------     --------------------------
                                                          Amount         Percent          Amount         Percent
                                                      -------------   -------------   --------------   -----------
                                                                           (Dollars in Thousands)
Residential real  estate - first
  mortgage(1).......................................      $194,707         62.14%          $137,396       60.95%
Residential real estate - second
  mortgage..........................................        13,298          4.24             11,135        4.94
Residential construction............................        12,039          3.84              3,940        1.75
Commercial construction and land
  acquisition.......................................         1,062          0.34              1,084        0.48
Commercial real estate..............................        43,029         13.72             30,290       13.44
Commercial business.................................        14,102          4.51             15,417        6.84
Consumer loans:
  Loans secured by deposits.........................         5,829          1.86              3,815        1.69
  Real estate secured consumer loans................        29,279*         9.34*            22,355*       9.92*
  Unsecured consumer loans..........................              *             *                  *           *
                                                           -------        ------            -------      ------
    Total loans receivable..........................       313,345        100.00%           225,432      100.00%
                                                           -------        ------            -------      ------
Less:
  Allowance for loan losses.........................       (2,887)                          (3,029)
  Loans in process..................................       (5,945)                          (1,531)
  Deferred loan fees................................         (424)                            (456)
  Unearned interest.................................       (2,475)                          (3,796)
                                                           -------                          -------
                                                          (11,731)                          (8,812)
                                                           -------                          -------
  Loans receivable, net(2)..........................      $301,614                         $216,620
                                                          ========                         ========

(1) Includes $33.9 million, $49.7 million and $55.2 million of residential real estate - first mortgage loans which are held by R&G Mortgage at December 31, 1997, 1996 and 1995, respectively.

(2) Does not include mortgage loans held for sale of $46.9 million, $54.5 million, $21.3 million, $22.0 million and $174.2 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

* R&G Financial is unable to distinguish these two sub-categories of consumer loans during the years ended December 31, 1994 and 1993.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in R&G Financial's total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                              Due 1-5 years           Due 5 or more
                                                                                  after                years after
                                                        Due 1 year            December 31,             December 31,
                                                          or less                 1997                     1997            Total(1)
                                                       -----------            -------------          --------------      -----------
                                                                                          (In Thousands)
Residential real estate...........................      $    77                 $    683                $493,724           $494,484
Residential construction..........................       13,443                       --                      --             13,443
Commercial real estate(2).........................       21,342                   25,296                  40,869             87,507
Commercial business...............................        6,224                   25,305                   6,540             38,069
Consumer:
  Loans on savings................................        6,572                    5,320                     580             12,472
  Real estate secured consumer loans..............        2,342                    8,741                  70,169             81,252
  Unsecured consumer loans........................        3,677                   41,213                   6,272             51,162
                                                        -------                 --------                --------           --------
Total(3)..........................................      $53,677                 $106,558                $618,154           $778,389
                                                        =======                 ========                ========           ========

---------------
(1) Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.

(2) Includes $5.8 million of commercial construction and land acquisition loans.

(3)     Does not include mortgage loans held for sale.

         The following table sets forth the dollar amount of total loans due after one year from December 31, 1997, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                            Floating or
                                                   Fixed rate             adjustable-rate                Total
                                              --------------------   -----------------------   -----------------------
                                                                            (In Thousands)

Residential real estate.....................           $494,407                    $    --                  $494,407
Residential construction....................                 --                         --                        --
Commercial real estate(1)...................              4,652                     61,513                    66,165
Commercial business.........................             23,613                      8,232                    31,845
Consumer:
  Loans on savings..........................              5,900                         --                     5,900
  Real estate secured consumer loans........             78,910                         --                    78,910
  Unsecured consumer loans..................             47,485                         --                    47,485
                                                       --------                   --------                  --------
   Total....................................           $654,967                   $ 69,745                  $724,712
                                                       ========                   ========                  ========

---------------
(1) Includes $5.8 million of commercial construction and land acquisition loans.

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

         Origination, Purchase and Sales of Loans. The following table sets forth loan originations, purchases and sales by the Bank for the periods indicated.

                                                                           Year Ended December 31,
                                                         -------------------------------------------------------
                                                                1997                1996                1995
                                                         ------------------  -----------------   ------------------
                                                                           (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
  Residential mortgages................................             $221,451           $187,845             $126,599
  Commercial mortgages.................................                  555                 --                   --
  Construction loans...................................               11,482              2,227               13,764
  Consumer loans.......................................               52,287             21,208               15,944
    Total loans originated by R&G Mortgage.............              285,775            211,280              156,307
Other loans originated:
  Commercial real estate...............................               37,129             36,140               48,497
  Commercial business..................................               15,393             33,318               21,556
Consumer loans:
  Loans on deposit.....................................               19,711             13,988               12,546
  Real estate secured consumer loans...................                   --                 80                3,436
  Unsecured consumer loans.............................               16,742             39,312               38,589
    Total other loans originated.......................               88,975            122,838              124,624
  Loans purchased(1)...................................               60,646              8,047                  807
    Total loans originated and purchased...............              435,396            342,165              281,738
  Loans sold(2)........................................             (107,217)           (49,726)             (75,093)
  Loan principal reductions............................             (133,837)          (114,792)             (78,519)
  Net increase before other items, net.................              194,329            177,647              128,126
  Loans securitized and transferred to
    mortgage-backed securities.........................              (11,346)           (43,673)             (17,631)
  Other increases (decreases)..........................                   --                 --                  179
  Net increase in loan portfolio.......................             $182,996           $133,974             $110,674

--------------
(1) Comprised of conventional, commercial real estate and secured consumer loans purchased from other financial institutions aggregating $54.0 million, $4.6 million and $2.0 million, respectively, in the year ended December 31, 1997, and conventional loans of $8.1 million and $807,000 in the years ended December 31, 1996 and 1995.

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

         Pursuant to the Master Production Agreement, R&G Mortgage will assist the Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with the Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by the Bank. R&G Mortgage performs the foregoing loan origination services on behalf of the Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from the Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of the Bank pursuant to the terms of the Master Production Agreement. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage received $5.2 million, $4.5 million and $3.6 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of the Bank pursuant to the terms of the Master Production Agreement. These fees are eliminated in consolidation in R&G Financial's Consolidated Financial Statements. See also "- General Affiliated Transactions" and "Regulation - R&G Financial - Limitations on Transactions with Affiliates."

         The Bank originates commercial real estate, commercial business and consumer loans. Applications for commercial real estate, commercial business and unsecured consumer loans are taken at all of the Bank's branch offices and may be approved by various lending officers of the Bank within designated limits, which are established and modified from time to time to reflect an individual's expertise and experience. All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. In addition, the Management Credit Committee is authorized to approve all loans not exceeding $2.5 million, and the Executive Committee of the Board of Directors is authorized to approve all loans exceeding $2.5 million. All loans originated or purchased by the Bank must be approved by one of the three committees set forth above. Management of the Bank believes that its relatively centralized approach to approving loan applications ensures strict adherence to the Bank's underwriting guidelines while still allowing the Bank to approve loan applications on a timely basis.

         The Bank also purchases conventional loans secured by first liens on single-family residential real estate from unrelated financial institutions. Such loan purchases are underwritten by the Bank pursuant to the same guidelines as direct loan originations. Loans purchased by the Bank are from time to time securitized by R&G Mortgage and sold by the Bank. During the years ended December 31, 1997, 1996 and 1995, the Bank purchased $60.6 million, $8.1 million and $807,000 of loans, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Bank sold $107.2 million, $49.7 million and $75.1 million of loans. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC.

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

         At December 31, 1997, R&G Financial's five largest loans-to-one borrower and their related entities amounted to $1.5 million, $1.3 million, $1.2 million, $800,000 and $711,000. The largest loan concentration is a loan to a developer of a new shopping center in Carolina. The project is in its final stages of completion. The second largest loan concentration consists of a commercial loan for the financing of new equipment for a medical laboratory located in Bayamon. The third largest loan concentration is an interim construction loan with an aggregate balance of $681,000 to a developer of 55 single family detached residential units located in Humacao with the balance comprised of other commercial loans. The fourth largest loan concentration represents a cash collateral personal loan at the Bank's Mayaguez branch. The fifth largest loan consist of a commercial working capital line of credit secured by the assignment of lease contracts. All of R&G Financial's five largest loan concentrations were performing in accordance with their terms as of December 31, 1997.

         Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 1997, $476.7 million or 61.3% of R&G Financial's total loans held for investment consisted of such loans, $475.5 million or 99.7% of which consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

         The Bank also originates loans secured by second mortgages on single-family residential properties. At December 31, 1997, $17.8 million or 2.3% of R&G Financial's total loans held for investment consisted of second mortgage loans on single-family residential properties. The Bank offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property's appraised value (including the first mortgage).

         Construction Loans. In recent years, the Bank has been active in originating loans to construct single-family residences. These construction lending activities generally are conducted throughout Puerto Rico, although loans are concentrated in areas contiguous to Bank branches. At December 31, 1997, residential construction loans amounted to $13.4 million or 1.7% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $5.8 million or 0.7% of total loans held for investment.

         The Bank primarily offers construction loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Bank's construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Bank to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. Thereafter, the permanent loan is made at then market rates, provided that such rate shall not be more than 2% greater than the interim construction rate. R&G Mortgage's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Bank's construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1997, the Bank's construction loan portfolio included 127 construction/permanent loans with an aggregate principal balance of $12.7 million.

         The Bank has also originated construction loans to developers on a very limited basis to develop single family residential properties. The Bank does not intend to actively engage in this business and will primarily undertake such investments to accommodate a valued developer client if the Bank determines that the project is worthy and the risk is acceptable. At December 31, 1997, the Bank had one residential construction loan outstanding to develop a single-family subdivision, consisting of 55 units in Humaco. The loan, which involved a $1.2 million credit facility for the fourth phase of the project, had an outstanding balance of $681,000 at December 31, 1997. The loan is performing in accordance with its terms. This loan is referenced in the discussion of the Bank's largest loan concentrations above.

         In addition to the foregoing, at December 31, 1997, the Bank had seven land acquisition loans with outstanding balances ranging from $186,000 to $650,000, and an aggregate balance of $2.9 million, which were made in connection with projects to construct single-family residences. The Bank and the financial institution which made the interim construction loan have entered into an agreement pursuant to which the Bank is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. The Bank expects to make the permanent construction loan on some of these projects. The Bank does not expect to be active in this business.

         The Bank intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Bank has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value (80% with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 1997, $368,000 of the Bank's construction loans were classified as non-performing.

         Commercial Real Estate Loans. The Bank has also originated mortgage loans secured by commercial real estate. At December 31, 1997, $81.7 million or 10.5% of R&G Financial's total loans held for investment consisted of such loans. As of such date, the Bank's commercial real estate loan portfolio consisted of approximately 775 loans with an average principal balance of $105,000. At December 31, 1997, $6.0 million of R&G Financial's commercial real estate loans were classified as nonperforming.

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

         Commercial Business Loans. Beginning in 1991, the Bank began emphasizing commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Bank also generally obtains personal guarantees from the principals of the borrowers. At December 31, 1997, commercial business loans amounted to $38.1 million or 4.9% of total loans held for investment. Although the Bank has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

         Consumer Loans. The Bank has begun to emphasize the origination of real estate secured consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than other mortgage loans. At December 31, 1997, $144.9 million or 18.6% of R&G Financial's total loans held for investment consisted of consumer loans. This amount is comprised mostly of real estate secured consumer loans (which are originated by R&G Mortgage), but the Bank also offers loans secured by deposit accounts, credit card loans and other secured and unsecured consumer loans. Most of the Bank's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although the Bank has begun to increase its emphasis on collateralized consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $12.5 million at December 31, 1997. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The Bank offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Real estate secured consumer loans have a maximum term of 10 years, which may be extended within the sole discretion of the Bank, and an interest rate which is set at a fixed rate based on market conditions. The Bank secures the loan with a first or second mortgage on the property and will originate the loan even if another institution holds the first mortgage. At December 31, 1997, real estate secured consumer loans totalled $81.2 million. In November 1995, the Bank began issuing credit cards in its own name. At December 31, 1997, credit card receivables totalled $2.3 million.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. At December 31, 1997, $4.0 million of consumer loans were classified as non-performing.

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

                                                                            December 31,
                                          ------------------------------------------------------------------------------
                                               1997             1996            1995           1994             1993
                                          -------------   ----------------  -----------   -------------   --------------
                                                                       (Dollars in Thousands)
Non-accruing loans:
  Residential real estate(1)............       $21,619            $12,991        $7,921          $4,963           $3,678
  Residential construction..............           368                363            --              --               --
  Commercial real estate................         6,000              3,141         1,903             789            1,311
  Commercial business...................           765                823            --              --               --
  Consumer..............................         1,217                686            40              --               --
  Other (2) ............................           117                726            --              --               --
                                                ------             ------         -----           -----            -----
    Total...............................       30,086(3)           18,730         9,864           5,752            4,989
                                               ------              ------         -----           -----            -----
Accruing loans greater than 90 days
  delinquent:
  Residential real estate...............            --                 --            --              --               --
  Residential construction..............            --                 --           611              --               --
  Commercial real estate................            --                 --            --              --               --
  Commercial business...................            54                 22             8              10               70
  Consumer..............................           172                134            94              --               --
                                                ------              -----        ------         -------           ------
    Total accruing loans greater than
      90 days delinquent................           226                156           713              10               70
                                                ------             ------         -----          ------           ------
    Total non-performing loans..........        30,312             18,886        10,577           5,762            5,059
                                                ------             ------        ------           -----            -----
Real estate owned, net of reserves(4)...         1,715                834           654             722              699
Other repossessed assets................            85                 31            --              --               --
                                                    --                 --            --              --               --
                                                 1,800                865           654             722              699
                                               -------
    Total non-performing assets.........       $32,112            $19,751       $11,231          $6,484           $5,758
                                               =======            =======       =======          ======           ======
    Total non-performing loans as a
      percentage of total loans.........         3.89%              3.09%         2.18%           1.84%            2.24%
                                               =======            =======       =======          ======           ======
    Total non-performing assets as a
      percentage of total assets........         2.12%              1.90%         1.32%           1.04%            1.07%
                                               =======            =======       =======          ======           ======

-------------

(1) Includes residential real estate secured by both first and second mortgage loans. Also includes $2,610,000, $882,000, $918,000, and
         $736,000 consumer loans secured by first and second mortgages on residential real estate at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(2) Comprised of insurance premium financing contracts, primarily commercial and, to a lesser extent, personal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operation -- Provision for Loan Losses" incorporated by reference in Item 7 hereof.

(3) As of December 31, 1997, comprised of 365 loans secured by residential real estate, 47 loans secured by commercial real estate, 8 construction loans, 59 commercial business loans and 143 consumer loans.

(4) Includes properties held by R&G Mortgage of $165,000 and $43,000 as of December 31, 1997 and 1994, respectively. As of December 31, 1997, the Bank had 20 residential properties aggregating $1,550,000.


         While the level of total non-performing assets of R&G Financial has increased on an absolute basis during the periods presented, from $5.8 million at December 31, 1993 to $32.1 million at December 31, 1997, R&G Financial's net loans receivable portfolio has increased by 253% during this period, from $216.6 million at December 31, 1993 to $765.1 million at December 31, 1997. Thus, total non-performing assets as a percent of total assets increased from 1.07% at December 31, 1993 to 2.12% at December 31, 1997.

         Non-performing residential loans increased by $8.6 million or 64.6% from December 31, 1996 to December 31, 1997. The average loan balance on non-performing mortgage loans amounted to $60,000 at December 31, 1997. As of such date, 174 loans with an aggregate balance of $12.5 million (including 9 consumer loans secured by real estate with an aggregate balance of $250,000) were in the process of foreclosure. The total delinquency ratio on residential mortgages, including loans past due less than 90 days, slightly increased from 4.87% in 1996 to 4.93% in 1997. The Company's loss experience on such portfolio has been minimal over the last several years.

         Non-performing commercial real estate loans increased by $2.9 million or 91.0% from December 31, 1996 to December 31, 1997. The number of loans delinquent over 90 days amounted to 47 loans at December 31, 1997, with an average balance of $99,000. The largest non-performing commercial real estate loan as of December 31, 1997 had a balance of $550,000.

         Non-performing commercial business loans consist of 14 loans which are 90% guaranteed by the Small Business Administration with an aggregate balance of $1.5 million and 42 commercial leases amounting to $731,000. These loans have a combined average loan size of $39,000. The majority of loans in this portfolio were originated during 1995 and 1996. The largest non-performing commercial business loan as of December 31, 1997 had a $270,000 balance.

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

                                                               At and For the Year Ended December 31,
                                         ---------------------------------------------------------------------------
                                               1997              1996             1995            1994             1993
                                         ----------------   --------------   --------------  --------------   --------------
                                                                       (Dollars in Thousands)
Balance at beginning of period.........          $ 3,332           $3,510          $2,887           $3,029          $1,230
                                                 -------           ------          ------           ------          ------
Charge-offs:
  Residential real estate..............               13               45              53               --              --
  Construction.........................               --               50              --               --              --
  Commercial real estate...............              170               --              --               --              --
  Commercial business..................              480              110              91                3              56
  Consumer.............................            3,953            1,922             365              139              90
  Other ...............................              761           2,535(1)            --               --              --
                                                 -------           ------          ------           ------          ------
    Total charge-offs..................            5,377            4,662             509              142             146
                                                 -------           ------          ------           ------          ------
Recoveries:
  Residential real estate..............               21               --               1               --              --
  Construction.........................               --               --              --               --              --
  Commercial real estate...............               50               --              --               --              --
  Commercial business..................               32               31              85               --              20
  Consumer.............................              344              195              96               --             242
  Other................................           2,000(2)             --              --               --              --
                                                 -------           ------          ------           ------          ------
    Total recoveries...................            2,447              226             182               --             262
                                                 -------           ------          ------           ------          ------
Net charge-offs........................            2,930            4,436             327              142               (116)
                                                 -------           ------          ------           ------          ------
Allowance for loan losses acquired from
  Caribbean Federal....................               --               --              --               --           1,683
Provision for losses on loans..........            6,370            4,258          950(3)               --              --
                                                 -------           ------          ------           ------          ------
Balance at end of period...............          $ 6,772          $ 3,332          $3,510           $2,887          $3,029
                                                 =======          =======          ======           ======          ======
Allowance for loan losses as a percent
  of total loans outstanding...........             .87%             .55%           0.72%            0.92%           1.34%
                                                 =======          =======          ======           ======          ======
Allowance for loan losses as a percent
  of non-performing loans..............           22.43%           17.64%          33.19%           50.10%          59.87%
                                                 =======          =======          ======           ======          ======
Ratio of net charge-offs to average
  loans outstanding....................            0.40%            0.75%           0.08%            0.05%          (0.06)%
                                                 =======          =======          ======           ======          ======

------------------

(1) Comprised of $2.5 million of loans from the Bank insurance premiums financing portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Loan Losses" incorporated by reference in Item 7 hereof.

(2) Corresponds to $2.0 million received on January 15, 1998 from the Company's fidelity insurance carrier accounted for as a recovery of loans previously charged-off as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Provision for Loan Losses" incorporated by reference in Item 7 hereof.

(3) Includes $500,000 transferred to the provision for loan losses which R&G Financial determined was excess valuation reserves on mortgage loans held for sale.

         The following table sets forth information concerning the allocation of R&G Financial's allowance for loan losses (which is maintained on the Bank's loan portfolio) by loan category at the dates indicated.

                                                                       December 31,
                              --------------------------------------------------------------------------------------------
                                           1997                            1996                            1995
                              ---------------------------    -----------------------------     -------------------------
                                               Percent of                       Percent of                     Percent of
                                                 Loans in                        Loans in                       Loans in
                                                  Each                             Each                           Each
                                               Category to                     Category to                    Category to
                                 Amount        Total Loans      Amount         Total Loans        Amount      Total Loans
                              ------------   --------------  -----------    -----------------  ----------   --------------
                                                                  (Dollars in Thousands)

Residential real estate.....       $  593            8.76%          $  810          24.31%           $2,094         59.66%
Construction................            7             0.10              51            1.53               32           0.90
Commercial real estate......        1,386            20.47             489           14.68               --             --
Commercial business.........          806            11.90             109            3.27              782          22.28
Consumer....................        3,980            58.77           1,873           56.21              602          17.16
                                   ------          ------           ------         ------            ------        ------
Total.......................       $6,772          100.00%          $3,332         100.00%           $3,510        100.00%
                                   ======          ======           ======         ======            ======        ======

                                                    December 31,
                              --------------------------------------------------------
                                          1994                          1993
                              -------------------------     --------------------------
                                              Percent of                    Percent of
                                               Loans in                      Loans in
                                                 Each                          Each
                                             Category to                   Category to
                                 Amount      Total Loans       Amount      Total Loans
                              ----------   --------------   ----------   --------------


Residential real estate.....        $1,962         67.95%         $2,029         66.99%
Construction................            --             --             --             --
Commercial real estate......            --             --             --             --
Commercial business.........           403          13.96            576          19.02
Consumer....................           522          18.09            424          13.99
                                    ------        ------          ------        ------
Total.......................        $2,887        100.00%         $3,029        100.00%
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

         As discussed under "- Mortgage Banking Activities," R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage's securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. At December 31, 1997, R&G Mortgage held GNMA mortgage-backed securities with a fair value of $375.7 million which are classified as held for trading. Such securities generally remain in R&G Mortgage's portfolio for between 90 and 180 days. In addition, during 1994 and 1995, R&G Mortgage sold through grantor trusts $201.4 million and $38.1 million, respectively, of CMOs and retained a portion of the residual interests related thereto. In addition, in 1995, R&G Mortgage purchased from the Bank $4.6 million of mortgage-backed residuals relating to the Bank's 1993 issuance of CMOs. At December 31, 1997, R&G Mortgage's CMOs and CMO residuals, which are classified as held for trading, had an amortized cost of $23.8 million and a fair value of $23.1 million.

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

         At December 31, 1997, the Bank's securities portfolio consisted of $44.0 million of securities held for investments, consisting of $18.4 million of tax-free mortgage-backed securities, $14.9 million of other mortgage backed securities, and $10.4 million of Puerto Rico Government obligations and other Puerto Rico securities, and $310,000 U.S. Treasury securities. In addition, at December 31, 1997, the Bank had a securities portfolio classified as available for sale with a fair value of $121.9 million, consisting of $37.6 million of mortgage-backed securities, $4.9 million of FHLB stock, $8.4 million of CMOs and CMO residuals, $30.9 million U.S. Treasury securities and $40.1 million of U.S. Government agency securities. Finally, at December 31, 1997, $1.7 million of the Bank's securities were classified as held for trading, consisting of $1.7 million of GNMA certificates.

         In February 1996, the Company entered into various agreements with an independent investment management firm whereby such firm has been appointed as investment advisor with respect to a portion of the Company's securities portfolio for trading purposes. Such firm had also been engaged by the Company to, among other things, assist it in achieving the objectives established by the Company's IRRBICO through the execution of various hedging strategies. During 1997, the Company discontinued hedging activities for its mortgage backed securities held for trading and available sale after management determined that the relatively low volatility of such securities and current market conditions did not warrant hedging against such assets. In late 1997, the Company also discontinued trading activities through the advisory firm; the Bank's Treasury Department continues from time to time to conduct certain trading activities mainly through investments in U.S. Treasury securities.

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's securities portfolio held to maturity as of the dates indicated below. All of such securities are assets of the Bank.

                                                                       December 31,
                                    -----------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    ----------------------------------------   ------------------------------------------
                                                                   Weighted                                      Weighted
                                      Carrying        Market       Average       Carrying        Market           Average
                                        Value         Value         Yield          Value          Value            Yield
                                    ------------   -----------   -----------   ------------   ------------   ---------------
                                                                 (Dollars in Thousands)
Mortgage-backed securities:
  GMNA
    Due within one year...........        $  --        $   --            --%        $   --        $    --                 --%
    Due from one-five years.......           49            50         10.00             --             --                 --
    Due from five-ten years.......           --            --            --             97            100             10.00%
    Due over ten years............       18,321        17,705          6.05         21,591         20,571               6.03
FNMA
  Due within one year.............           --            --            --             --             --                 --
  Due from one-five years.........           --            --            --             --             --                 --
  Due from five-ten years.........           --            --            --             --             --                 --
  Due over ten years..............       14,675        15,164          7.17         15,895         16,124               7.18
FHLMC
  Due within one year.............           --            --            --             --             --                 --
  Due from one-five years.........           --            --            --             --             --                 --
  Due from five-ten years.........           --            --            --             --             --                 --
  Due over ten years..............          281           266          6.00            317            309               5.38
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year.............        4,433         4,439          5.39             --             --                 --
  Due from one-five years.........           --            --            --          4,960          4,930               5.38
  Due from five-ten years.........        5,920         5,910          5.34             --             --                 --
  Due over ten years..............           30            30          8.37             --             --                 --
  U.S. Government Agency
  Due within one year.............           --            --            --             --             --                 --
  Due within one-five years.......          310           311          6.13            310            311               6.13
  Due within five-ten years.......           --            --            --             --             --                 --
  Due over ten years..............           --            --            --             --             --                 --
Commercial paper:
  Due within one year.............           --            --            --          2,982          2,982               5.55
  Due within one-five years.......           --            --            --             --             --                 --
  Due within five-ten years.......           --            --            --             --             --                 --
  Due over ten years..............           --            --            --             --             --                 --
    Total Securities held for
      investment..................      $44,019       $43,875          6.18%       $46,152        $45,327               6.34%
                                                 December 31,
                                    --------------------------------------
                                                     1995
                                    --------------------------------------
                                                                 Weighted
                                     Carrying       Market       Average
                                       Value        Value         Yield
                                    ----------   -----------   -----------
                                            (Dollars in Thousands)
Mortgage-backed securities:
GMNA
    Due within one year...........    $     --     $     --            --%
    Due from one-five years.......          --           --            --
    Due from five-ten years.......         118          108         10.00
    Due over ten years............      24,617       23,681          6.03
FNMA
  Due within one year.............          --           --            --
  Due from one-five years.........          --           --            --
  Due from five-ten years.........          --           --            --
  Due over ten years..............      16,623       16,623          7.18
FHLMC
  Due within one year.............          --           --            --
  Due from one-five years.........          --           --            --
  Due from five-ten years.........          --           --            --
  Due over ten years..............         373          373          5.50
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year.............         377          377          2.69
  Due from one-five years.........       1,042        1,000          6.25
  Due from five-ten years.........          --           --            --
  Due over ten years..............         627          619          4.25
  U.S. Government Agency
  Due within one year.............          --           --            --
  Due within one-five years.......          --           --            --
  Due within five-ten years.......          --           --            --
  Due over ten years..............          --           --            --
Commercial paper:
  Due within one year.............          --           --            --
  Due within one-five years.......          --           --            --
  Due within five-ten years.......          --           --            --
  Due over ten years..............          --           --            --
    Total Securities held for
      investment..................     $43,777      $42,781          6.42%

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                     December 31,
                                                     --------------------------------------------
                                                                         1997
                                                     --------------------------------------------
                                                                                        Weighted
                                                         Amortized         Fair         Average
                                                           Cost            Value         Yield
                                                     ---------------   -----------    -----------

Mortgage-Backed Securities Available for Sale(1):
  FNMA mortgage-backed securities
    Due within one year.............................         $    --       $    --           --%
    Due from one-five years.........................              --            --            --
    Due from five-ten years.........................              --            --            --
    Due over ten years..............................          $9,468         9,670          7.00
  FHLMC mortgage-backed securities
    Due within one year.............................              --            --            --
    Due from one-five years.........................              71            70          9.00
    Due from five-ten years.........................             360           368          9.38
    Due over ten years..............................          27,104        27,513          6.86
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year.............................              --            --            --
    Due from one-five years.........................              --            --            --
    Due from five-ten years.........................              --            --            --
    Due over ten years..............................           7,007         8,382         8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................             773           772          5.22
    Due from one-five years.........................          30,010        30,100          5.85
    Due from five-ten years.........................              --            --            --
    Due over ten years..............................              --            --            --
  U.S. Government Agency
    Due within one year.............................              --            --            --
    Due from one-five years.........................          35,145        35,105          6.15
    Due from five-ten years.........................           5,023         4,981          6.73
    Due over ten years..............................              --            --            --
  FHLB stock........................................           4,906         4,906          6.61
                                                            --------      --------          ----
                                                            $119,867      $121,867          6.59%
                                                            ========      ========          ====
Securities held for trading(3):
  GNMA certificates.................................        $367,177      $377,362          6.78%
  CMO certificates..................................          16,200        15,228          5.95
  CMO residuals(4)..................................           7,630         7,868          8.00
  U.S. Treasury Bills...............................             581           581          5.23
                                                            --------      --------          ----
                                                            $391,588      $401,039          6.77%
                                                            ========      ========          ====
                                                                    December 31,
                                                     -----------------------------------------
                                                                        1996
                                                     ----------------------------------------
                                                                                    Weighted
                                                      Amortized        Fair          Average
                                                         Cost          Value          Yield
                                                     -----------   ------------   ------------
                                                             (Dollars in Thousands)
Mortgage-Backed Securities Available for Sale(1):
  FNMA mortgage-backed securities
    Due within one year.............................    $    --       $     --            --%
    Due from one-five years.........................         --             --             --
    Due from five-ten years.........................         --             --             --
    Due over ten years..............................     10,563         10,293           6.99
  FHLMC mortgage-backed securities
    Due within one year.............................         --             --             --
    Due from one-five years.........................         56             60           9.01
    Due from five-ten years.........................        474            487           9.25
    Due over ten years..............................     32,454         31,806           6.77
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year.............................         --             --             --
    Due from one-five years.........................         --             --             --
    Due from five-ten years.........................         --             --             --
    Due over ten years..............................      7,067          8,195          8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................         --             --             --
    Due from one-five years.........................         --             --             --
    Due from five-ten years.........................         --             --             --
    Due over ten years..............................         --             --             --
  U.S. Government Agency
    Due within one year.............................      1,500          1,500           6.00
    Due from one-five years.........................     20,502         20,361           6.18
    Due from five-ten years.........................      5,026          4,865           6.73
    Due over ten years..............................         --             --             --
  FHLB stock........................................      4,247          4,247           6.30
                                                        -------        -------           ----
                                                        $81,889        $81,814           6.75%
                                                       ========       ========           ====
Securities held for trading(3):
  GNMA certificates.................................     83,848         84,460           6.53%
  CMO certificates..................................     16,200         15,147           5.95
  CMO residuals(4)..................................      8,489          8,539           8.00
  U.S. Treasury Bills...............................      1,370          1,316           5.72
                                                        -------        -------           ----
                                                       $109,907       $109,462           6.55%
                                                       ========       ========           ====
                                                                   December 31,
                                                     -----------------------------------------
                                                                        1995
                                                      ----------------------------------------
                                                                                     Weighted
                                                         Amortized        Fair        Average
                                                           Cost           Value        Yield
                                                      --------------   ----------   ----------
                                                                   (Dollars in Thousands)
Mortgage-Backed Securities Available for Sale(1):
  FNMA mortgage-backed securities
    Due within one year.............................       $     --     $     --          --%
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................             --           --           --
    Due over ten years..............................         14,846       14,946         7.12
  FHLMC mortgage-backed securities
    Due within one year.............................             --           --           --
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................          1,122        1,180         8.90
    Due over ten years..............................         36,353       36,759         6.94
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year.............................             --           --           NA
    Due from one-five years.........................             --           --           NA
    Due from five-ten years.........................             --           --           NA
    Due over ten years..............................          7,126        8,123        8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................             --           --           --
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................             --           --           --
    Due over ten years..............................             --           --           --
  U.S. Government Agency
    Due within one year.............................             --           --           --
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................             --           --           --
    Due over ten years..............................             --           --           --
  FHLB stock........................................          3,280        3,280         7.68
                                                           --------     --------         ----
                                                           $ 62,727     $ 64,288         6.42%
                                                           ========     ========         ====
Securities held for trading(3):
  GNMA certificates.................................       $ 87,656     $ 88,448         6.71%
  CMO certificates..................................         16,200       15,570         5.95
  CMO residuals(4)..................................         10,248        9,791         8.00
  U.S. Treasury Bills...............................             --           --           --
                                                           --------     --------         ----
                                                           $114,104     $113,809         6.72%
                                                           ========     ========         ====

(Footnotes on following page)

---------------

(1)     All securities are held in the Bank's investment securities portfolio.

(2) Comprised of subordinated tranches and residuals from the Bank's 1992 Grantor Trust.

(3) Except for GNMA Certificates with a fair value of $1.7 million, $1.7 million and $1.8 million as of December 31, 1997, 1996 and 1995, and U.S. Treasury Bills with a fair value of $770,000 at December 31, 1996, all of such securities are held in R&G Mortgage's securities portfolio.

(4) Represents residuals purchased from the Bank in 1995 from its 1993 CMO Grantor Trust, and from R&G Mortgage's CMO Grantor Trusts.


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

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within HUD which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $227,150. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

         Mortgage-backed securities generally increase the quality of R&G Financial's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of R&G Financial. At December 31, 1997, $40.2 million or 8.6% of R&G Financial's mortgage-backed securities was pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

         The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 1997, the Bank's CMOs and CMO residuals, which had a fair value of $8.4 million, were designated as "high-risk mortgage securities" and classified as available for sale.

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

         Deposits. Deposits are the major sources of the Bank's funds for lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $197.0 million of certificates of deposit with balances of $100,000 or more, which amounted to 27.0% of the Bank's total deposits at December 31, 1997. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

         The Bank attempts to price its deposits in order to promote deposit growth. The Bank regularly evaluates the internal costs of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not currently obtain funds through brokers, although at December 31, 1997 it held $7.5 million of deposits acquired from money desks in the United States.

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

                                                                    December 31,
                                ----------------------------------------------------------------------------------
                                            1997                         1996                        1995
                                -------------------------     ------------------------    ------------------------
                                    Average       Average       Average       Average        Average       Average
                                    Balance      Rate Paid      Balance      Rate Paid       Balance      Rate Paid
                                -------------   ----------    -----------   -----------   -----------   -----------
                                                               (Dollars in Thousands)
Passbook......................        $75,958         3.79%      $73,216          3.77%      $ 59,860          3.66%
NOW and Super NOW
accounts                               86,843         3.84        78,183          3.85         65,135          3.82
Checking......................         23,859           --        20,451            --          6,050            --
Commercial checking(1)........         46,301           --        30,173            --         24,601            --
Certificates of deposit.......        435,743         6.02       359,525          6.05        276,187          6.25
                                     --------         ----      --------          ----       --------          ----
  Total deposits..............       $668,704         4.85%     $561,548          4.90%      $431,833          5.05%
                                     ========         ====      ========          ====       ========          ====

----------------

(1) Includes $50.2 million, $10.6 million and $9.7 million of escrow funds of R&G Mortgage at December 31, 1997, 1996 and 1995, respectively, maintained with the Bank.

         The   following   table  sets  forth  the   maturities  of  the  Bank's
certificates of deposit having principal amounts of $100,000 or more at December 31, 1997.

                                                                            Amount
                                                                    ----------------------
                                                                        (In Thousands)
Certificates of deposit maturing:
Three months or less..............................................            $59,977
Over three through six months.....................................             30,802
Over six through twelve months....................................             56,249
Over twelve months................................................             49,934
                                                                              -------
  Total...........................................................           $196,962
                                                                              =======

         Borrowings. R&G Financial's business requires continuous access to various funding sources, both short and long-term. R&G Mortgage's primary source of short-term funds is through sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). The Bank also from time to time utilizes reverse repurchase agreements when they represent a competitive short-term funding source. In a reverse repurchase agreement transaction, R&G Financial will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price less than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which R&G Financial has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of R&G Financial's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by R&G Financial. Reverse repurchase agreements represent a competitive cost funding source for R&G Financial. Nevertheless, R&G Financial is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, R&G Financial only deals with large, established investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 1997, R&G Financial had $328.3 million of reverse repurchase agreements outstanding, $334.2 million of which represented borrowings of R&G Mortgage. At December 31, 1997, the weighted average interest rate on R&G Financial's reverse repurchase agreements amounted to 5.81%.

         R&G Mortgage's loan originations are also funded by borrowings under various warehouse lines of credit provided by two unrelated commercial banks ("Warehouse Lines"). At December 31, 1997, R&G Mortgage was permitted to borrow under such Warehouse Lines up to $138.4 million, $75.2 million of which was drawn upon and outstanding as of such date. The

Warehouse Lines are used by R&G Mortgage to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when R&G Mortgage receives payment from the sale of the funded loan, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by certificates of deposit, a general assignment of mortgage payments receivable, an assignment of certain mortgage servicing rights and an assignment of key man life insurance policies on Mr. Victor J. Galan, R&G Financial's Chairman of the Board and Chief Executive Officer. In addition, some of the Warehouse Lines are personally guaranteed by Mr. Galan. Certain of these warehousing lines of credit impose restrictions on R&G Mortgage with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared.

         The interest rate on funds borrowed pursuant to the Warehouse Lines is based upon a specified prime rate less a negotiated amount or, if available, a designated Puerto Rico Section 936 funds rate (which is lower than the prime rate) plus a negotiated amount. By maintaining compensating balances, R&G Mortgage is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by R&G Mortgage for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 1997, the weighted average interest rate being paid by R&G Mortgage under its Warehouse Lines amounted to 5.85%.

         The Warehouse Lines include various covenants and restrictions on R&G Mortgage's operations, including maintenance of minimum levels of net worth and debt service, minimum levels and ratios with respect to outstanding indebtedness and restrictions on the amount of dividends which can be declared and paid by R&G Mortgage on its common stock. Management of R&G Financial believes that as of December 31, 1997, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

         Although the Bank's primary source of funds is deposits, the Bank also borrows funds on both a short and long-term basis. The Bank actively utilizes 936 Notes as a primary borrowing source. The 936 Notes have original terms to maturity of between five and seven years and are payable semiannually at either a variable interest rate (84% of the three-month LIBOR rate less .125%, and 96% of the three month LIBID rate or a fixed interest rate (ranging from 5.55% to 7.15%). The Bank is able to obtain such low cost funds by investing the proceeds in eligible activities as proscribed under Puerto Rico law, which provide tax advantages under Puerto Rico tax laws and under U.S. federal tax laws for U.S. corporations which are operating in Puerto Rico pursuant to Section 936 of the Code. See " - Mortgage Banking Activities - Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." At December 31, 1997, $38.6 million of the 936 Notes were secured by marketable securities, while $45.5 million were secured by standby letters of credit issued by the FHLB of New York (which are, in turn, secured by first mortgage loans, securities and cash deposits). The 936 Notes contain certain provisions which indemnify the holders thereof from the federal tax liability which would be incurred, plus any penalties and interest, if the Bank did not invest the proceeds as required in eligible activities, and also provide for a "gross up" provision which permits the Bank to continue the obligation at an adjusted interest rate based on LIBOR in the event the interest on the 936 Notes is subject in whole or in part to federal and/or Puerto Rico income tax. At December 31, 1997, the Bank had $84.1 million of 936 Notes outstanding, $23.6 million of which matures in 1999, $25.0 million of which matures in 2000 and $35.5 million of which matures in 2001.

         The Bank obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the Bank have been met. FHLB of New York advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of New York are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1997, the Bank had access to $223.4 million in advances from the FHLB of New York, and had two FHLB of New York advances aggregating $42.0 million outstanding as of such date, which mature in January 1998 and have a weighted average interest rate of 6.03%. In addition, at December 31, 1997, the Bank maintained $51.3 million in standby letters of credit with the FHLB of New York, which secured $45.5 million of outstanding 936 Notes payable and $4.1 million of 936 certificates of deposit. At December 31, 1997, the Bank had pledged specific collateral aggregating $112.9 million to the FHLB of New York under its advances program and to secure the letters of credit. The Bank maintains collateral with the FHLB of New York in excess of applicable requirements in order to facilitate any necessary additional borrowings by the Bank in the future.

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

         In December 1995, the Bank sold single-family residential mortgage loans with an aggregate outstanding balance of approximately $55 million to two commercial banks. In connection with the foregoing, R&G Mortgage assumed certain recourse provisions and guaranteed a specific yield to the purchasers of the loans. In addition, the purchasers of the loans have the right, at their option, to require R&G Mortgage to purchase the mortgage loans at any time after December 2000. Management has estimated its liability, if any, under the foregoing recourse provisions to be immaterial as of December 31, 1997. In R&G Financial's Consolidated Financial Statements, R&G Financial has recognized the foregoing transaction as a transfer of loans with recourse. Accordingly, the proceeds from such transaction (amounting to $34.4 million at December 31, 1997) have been reported as a secured borrowing in R&G Financial's Consolidated Financial Statements. Similarly, the aggregate outstanding principal balance of the related loans (amounting to $33.9 million as of December 31, 1997) have been reported as an asset in R&G Financial's Consolidated Financial Statements.

         The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.

                                                                      At or For the Year Ended
                                                                            December 31,
                                                      ----------------------------------------------------
                                                             1997               1996               1995
                                                      ------------------  ---------------   ----------------
                                                                       (Dollars in Thousands)
R&G Mortgage:
Securities sold under agreements to repurchase:
  Average balance outstanding.......................          $187,682           $ 93,653           $ 99,145
  Maximum amount outstanding at any month-end
    during the period...............................           334,203            108,240            112,507
  Balance outstanding at end of period..............           334,203             97,444             87,958
  Average interest rate during the period...........             6.03%              5.00%              5.87%
  Average interest rate at end of period............             5.85%              5.67%              5.47%
Notes Payable:
  Average balance outstanding.......................           $67,558            $40,805           $ 24,521
  Maximum amount outstanding at any month-end
    during the period...............................            93,523             85,135             31,626
  Balance outstanding at end of period..............            75,204             40,342             30,130
  Average interest rate during the period...........             5.92%              5.32%              5.46%
  Average interest rate at end of period............             5.85%              4.97%              5.27%
The Bank:
FHLB of New York advances:
  Average balance outstanding.......................           $23,524            $ 6,366           $ 11,796
  Maximum amount outstanding at any month-end
    during the period...............................            42,200             15,000             13,562
  Balance outstanding at end of period..............            42,200             15,000              6,007
  Average interest rate during the period...........             5.80%              5.84%              6.00%
  Average interest rate at end of period............             6.03%              5.75%              6.74%
Securities sold under agreements to repurchase:
  Average balance outstanding.......................           $39,090            $ 6,954          $   7,737
  Maximum amount outstanding at any month-end
    during the period...............................            63,088             19,000             14,673
  Balance outstanding at end of period..............            48,080                 --             10,525
  Average interest rate during the period...........              5.55%              4.74%              5.16%
  Average interest rate at end of period............              5.56%                --%              5.11%
Notes Payable:
  Average balance outstanding.......................           $85,034            $85,365           $ 30,597
  Maximum amount outstanding at any month-end
    during the period...............................            86,500            111,500             51,000
  Balance outstanding at end of period..............            84,100             86,500             51,000
  Average interest rate during the period...........              6.60%              5.55%              6.42%
  Average interest rate at end of period............              5.97%              5.82%              5.93%

                          Trust and Investment Services

         R&G Financial also provides trust and investment services through the Bank's Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 1997, the Bank's Trust
Department administered approximately 6,135 trust accounts, with aggregate assets of $23.3 million as of such date. In addition, during the year ended December 31, 1997, the Bank's Trust Department sold $39.9 million of GNMA mortgage-backed securities. The Bank receives fees dependent upon the level and type of service provided. The administration of the Bank's Trust Department is performed by the Trust Committee of the Board of Directors of the Bank.


                                    Personnel

         As of December 31, 1997, R&G Financial (on a consolidated basis) had 809 full-time employees and 42 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.


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

R&G Financial

         General. R&G Financial is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company became a bank holding company in July 1996 through its acquisition of Mr. Victor Galan's 88.1% interest in the Bank (which excludes his required qualifying shares as a director of the Bank) in exchange for R&G Financial's Class A Common Stock. R&G Financial acquired the remaining interest in the Bank in December 1996. R&G Financial, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board and the OCFI. R&G Financial is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the OCFI.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institutions. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

The Bank

         General. The Bank is incorporated under the Puerto Rico Banking Act of 1933, as amended (the "Puerto Rico Banking Law") and is subject to extensive regulation and examination by the OCFI, the FDIC and certain requirements established by the Federal Reserve Board. The federal and Puerto Rico laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the OCFI and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCFI, the FDIC or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on R&G Financial, R&G Mortgage, the Bank and their operations.

         FDIC Insurance Premiums. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital - "well capitalized," "adequately capitalized"
and "undercapitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The Bank was classified as a "well-capitalized"
institution as of December 31, 1997. An additional assessment is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments. Such additional assessments amount to 6.3 basis points and 1.3 basis points for SAIF insured deposits and BIF insured deposits, respectively.

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

         Recapitalization of SAIF. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. Certain of the Bank's deposits were required to continue to be insured by the SAIF following its 1994 conversion from a federally chartered savings bank to a Puerto Rico chartered commercial bank. The approximately $77.2 million of deposits acquired by the Bank in 1995 from a Puerto Rico commercial bank are BIF insured and subject to deposit insurance assessments at BIF rates.

         Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. The Bank's one-time special assessment amounted to $1.6 million net of related tax benefits. The payment of such special assessment had the effect of immediately reducing the Bank's capital by such an amount and reducing future assessment rates for the Bank, effective January 1, 1997, to those previously applicable to BIF insured institutions.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1997, the Bank met each of its capital requirements.

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

         Puerto Rico Banking Law. As a commercial bank organized under the laws of the Commonwealth, the Bank is subject to supervision, examination and regulation by the OCFI pursuant to the Puerto Rico Banking Law.

    The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the sum of the Bank's paid-in common and preferred stock capital. As of December 31, 1997, the Bank had credited $2.2 million to such reserve fund.

         The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital. In addition, every bank is required by the Puerto Rico Banking Law to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. The reserve is required to be made up of any of the following instruments or any combination of them: (i) legal tender of the United States;
(ii) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received; (iii) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; and (iv) federal funds sold and securities purchased under agreements to resell, provided such funds are repaid on or prior to the close of the next business day.

         Under the Puerto Rico Banking Law, the Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank. As of December 31, 1997, the legal lending limit for the Bank under this provision was approximately $6.6 million and its maximum extension of credit to any one borrower, including affiliates thereof, was $1.5 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans to subsidiaries of banks, and loans to non-banking affiliates of the Bank, which are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act; or loans that are secured by mortgages by real estate, or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. The Puerto Rico Banking Law also authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the bank must be sold in a private or public sale within one year from the date of purchase.

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

         R&G Mortgage is also subject to regulation by the OCFI, with respect to, among other things, licensing requirements and the record-keeping, examination and reporting requirements of the Puerto Rico Mortgage Banking Institutions Law (the "Mortgage Banking Law"). R&G Mortgage is licensed by the OCFI as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, R&G Mortgage has not had any difficulty in renewing its authorization to act as a mortgage banking institution, and management is unaware of any existing practices, conditions or violations which would result in R&G Mortgage being unable to receive such authorization in the future.

         The Mortgage Banking Law requires the prior approval of the OCFI for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term "control" means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in change of control, the OCFI is obligated to make such inquires as it deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the OCFI whether or not to authorize a proposed change of control is final and non-appealable.

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

Item 2. Properties.

         The Company's principal executive office is located at 280 Jesus T. Pinero Avenue, Hato Ray, San Juan, Puerto Rico 00918. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of R&G Financial at December 31, 1997, all of which properties are leased.

                                                                                                        Net Book Value
                   Description/Address                               Lease Term Expiration               of Property
--------------------------------------------------------    --------------------------------------   -------------------
                                                                                                        (In Thousands)
The Bank:
Hato Rey Branch(1)(2)(3)                                               November 30, 1998                       $1,056
280 Jesus T. Pinero Avenue                                         Two (2) five year options
Hato Rey, PR 00919

Los Jardines Branch                                                    September 4, 1999                          125
Los Jardines de Guaynabo Shopping Center                            One (1) ten year option
PR Road No. 20
Guaynabo, PR 00969

San Patricio Branch                                                      July 31, 2007                            107
San Patricio Plaza
Ortegon Street
Guaynabo, PR 00969

Bayamon Branch(2)(3)                                                     May 31, 2001                             251
42-43 Betances Avenue                                               One (1) ten year option
Urb. Hermanas Davila
Bayamon, PR 00959

Bayamon East                                                           January 10, 2001                           478
Road #174, Lote 100
Urb. Ind. Minillas
Bayamon, PR 00959

Arecibo Branch(3)                                                      December 31, 2001                          123
Marginal Vista Azul                                                Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Branch(3)                                                        August 8, 2009                            492
Plaza Puerta del Sol                                              Four (4) five year options
PR Road No. 2, Km. 49.7
Manati, PR 00674


Carolina Branch(3)                                                       July 31, 2003                            154
65th Infantry Avenue
Corner San Marcos Street
Carolina, PR 00985

                                                                                                        Net Book Value
                   Description/Address                               Lease Term Expiration               of Property
--------------------------------------------------------    --------------------------------------   -------------------
                                                                                                        (In Thousands)
Trujillo Alto Branch(4)                                                October 31, 2004                           121
Trujillo Alto Shopping Center
Trujillo Alto, PR 00976

Santurce Branch                                                         April 30, 1999                            362
1077 Ponce de Leon Avenue                                         Three (3) six year options
Santurce, PR 00917

Laguna Gardens Branch(4)                                                April 30, 1999                            147
Laguna Gardens Shopping Center                                     One (1) five year option
Isla Verde
Carolina, PR 00979

Plaza Carolina Branch(4)                                                 May 31, 2000                             197
Plaza Carolina Mall
Carolina, PR 00985

Norte Shopping Branch(4)                                                April 30, 2000                             69
Norte Shopping Center                                              Two (2) five year options
Baldorioty de Castro Avenue
San Juan, PR 00907

Vega Baja Branch(4)                                                      May 31, 2003                             365
Cabo Caribe Development                                            One (1) five year option
PR Road No. 2, Marginal
Vega Baja, PR 00693

Mayaguez Branch(3)                                                      April 30, 1997                            636
McKinley Street                                                   Four (4) five year options
Corner Dr. Vady
Mayaguez, PR 00680

Branch locations to be                                                        --                                  318
opened in early 1998

Operations Center(2)                                                   January 10, 2001                         2,328
                                                                                                                -----
Road #174, Lote #100
Urb. Ind. Minillas
Bayamon, PR 00959                                                                                               7,329

                                                                                                        Net Book Value
                   Description/Address                               Lease Term Expiration               of Property
--------------------------------------------------------    --------------------------------------   -------------------
                                                                                                        (In Thousands)
R&G Mortgage:
Caguas Office                                                            July 31, 2000                              6
D-9 Degetau Street                                                 One (1) five year option
Urb. San Alfonso
Caguas, PR 00725

Ponce Office                                                              May 1, 1998                               7
25 Las Americas Avenue
Ext. Buena Vista
Ponce, PR 00731

Fajardo Office                                                           May 16, 1999                               8
51 Celis Aguilera Street                                           One (1) five year option
Fajardo, PR 00738

Los Jardines Office(5)                                                  August 1, 2006                             19
Los Jardines de Guaynabo Shopping Center                           One (1) five year option
PR Road No. 20
Guaynabo, PR 00969

San Patricio Office(5)                                                    May 1, 1998                              12
K-4 Ebano Street                                                   One (1) five year option
Ponderosa Building
San Patricio
Guaynabo, PR 00969

Hato Rey Office(2)(3)                                                  December 31, 2002                        2,050
280 Jesus T. Pinero Avenue                                         Two (2) five year options
Hato Rey, PR 00919

Bayamon Office(2)(3)                                                     May 30, 2001                              28
42-43 Betances Avenue                                               One (1) ten year option
Urb. Hermanas Davila
Bayamon, PR 00959

Arecibo Office(3)                                                       January 1, 2002                            10
Marginal Vista Azul                                                Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Office(3)(6)                                                    October 30, 1998                            17
Plaza Puerta del Sol                                               One (1) five year option
PR Road No. 2, Km. 49.7
Manati, PR 00674

                                                                                                        Net Book Value
                   Description/Address                               Lease Term Expiration               of Property
--------------------------------------------------------    --------------------------------------   -------------------
                                                                                                        (In Thousands)
Carolina Office(3)(6)                                                  October 30, 1998                            15
65th Infantry Avenue                                               One (1) five year option
Corner San Marcos Street
Carolina, PR 00985

Mayaguez Office(3)(6)                                                  October 30, 1998                            27
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

(4)      Facility includes an R&G Mortgage Banking Center.

(5)      The Bank maintains an office at this location in a separate facility.

(6)      Office is subleased from the Bank.


Item 3.  Legal Proceedings.

         The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Shares for the Company's Class B common stock are traded nationally under the symbol "RGFC" on the NASDAQ National Market. The following table shows market price information for the Company's Class B common stock. The prices set forth below represent the high and low prices during the quarterly periods indicated as adjusted for an 80% stock split paid in September 1997:

                                                         Price Per Share
                                        -----------------------------------------------
                                                                                                  Dividends
                                                High                      Low                        Paid
                                        -------------------   -------------------------   -------------------------
September 30, 1996(1)                           $10.42                       $ 9.17               $ --
December 31, 1996                               $14.31                       $ 9.86               $0.0347
March 31, 1997                                  $15.55                       $12.64               $0.0382
June 30, 1997                                   $14.44                       $12.92               $0.0417
September 30, 1997                              $22.50                       $14.17               $0.0431
December 31, 1997                               $22.00                       $18.875              $0.0457

(1) The Company's Class B common stock commenced trading on August 27, 1996.

         At December 31, 1997 the Company had approximately 97 stockholders of record, which does not take into consideration investors who hold their stock through brokerage and other firms.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from pages 23 to 24 of the Registrant's 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 26 to 40 of the Registrant's 1997 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required herein is incorporated by reference from pages 29 to 30 of the Registrant's 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 42 to 77 of the Registrant's 1997 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 2 to 7 of the Registrant's Proxy Statement dated March 23, 1998 ("Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 12 to 15 of the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 8 to 11 of the Registrant's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from pages 15 to 18 of the Registrant's Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Independent Auditors' Report.

                  Consolidated  Statements of Financial Condition as of December
                   31, 1997 and 1996.

                  Consolidated Statements of Income for the Years Ended December
                     31, 1997, 1996 and 1995.

                  Consolidated  Statements  of Cash  Flows for the  Years  Ended
                     December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Changes in Stockholders' Equity for
                     the Years Ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.


         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                         Description
------------      --------------------------------------------------------------
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

13.0              1997 Annual Report to Stockholders.

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

27.0              Financial Data Schedule.

99.1 Valuation Report on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated June 13, 1996.(2)

99.2 Update to Valuation on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated September 27, 1996.(1)

--------------------
(1) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission ("SEC") on October 1, 1996.

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

                                     R&G FINANCIAL CORPORATION


                                     By:    /s/ Victor J. Galan
                                            ------------------------------------
                                            Victor J. Galan
                                            Chairman of the Board, President and
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Victor J. Galan                                      March 27, 1998
--------------------------
Victor J. Galan
Chairman of the Board, President and
 Chief Executive Officer
 (principal executive officer)


/s/ Joseph R. Sandoval                                   March 27, 1998
-----------------------------
Joseph R. Sandoval
Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                                    March 27, 1998
-------------------------
Ana M. Armendariz
Director and Treasurer



/s/ Ramon Prats                                          March 27, 1998
Ramon Prats
Executive Vice President and Director

/s/ Enrique Umpierre-Suarez                              March 27, 1998
----------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                              March 27, 1998
----------------------------
Victor L. Galan Fundora
Director


/s/ Juan J. Diaz                                         March 27, 1998
----------------------------------
Juan J. Diaz
Director


/s/ Pedro Ramirez                                        March 27, 1998
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                                 March 27, 1998
------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                                    March 27, 1998
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                               March 27, 1998
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                                 March 27, 1998
--------------------------------
Benigno R. Fernandez
Director