Form 10-Q
period 1998-03-31
R&G FINANCIAL CORP
filed 1998-05-15
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                              YES [ X ]    NO [   ]

Number of  shares  of Class B Common  Stock  outstanding  as of March 31,  1998:
4,924,474. (Does not include 9,220,278 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
                                                                            Page

Item 1.    Consolidated Financial Statements ..................................3

           Consolidated Statement of Financial Condition as of
                    March 31, 1998 (Unaudited) and December 31, 1997...........3

           Consolidated Statements of Income for the Three
                    Months Ended March 31, 1998 and 1997 (Unaudited)...........4

           Consolidated Statements of Comprehensive Income for the Three
                    Months Ended March 31, 1998 and 1997 (Unaudited)...........5

           Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 1998 and 1997 (Unaudited) ................ 6

           Notes to Unaudited Consolidated Financial Statements .............. 7


Item 2.    Management's Discussion and Analysis


Part II  - Other Information

Item 1.           Legal Proceedings ..........................................18

Item 2.           Changes in Securities ......................................18

Item 3.           Defaults upon Senior Securities ............................18

Item 4.           Submission of Matters ......................................18

Item 5.           Other Information ..........................................18

Item 6.           Exhibits and Reports on Form 8-K ...........................18

                  Signatures .................................................19

                         PART 1 - FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           March 31,        December 31,
                                                                             1998               1997
                                                                        --------------     --------------
                                                                         (Unaudited)
ASSETS
Cash and due from banks
Money market investments:                                               $   21,371,646     $   32,607,001
    Securities purchased under agreements to resell
    Time deposits with other banks                                          21,292,213         16,000,000
    Federal funds sold                                                      12,708,690         16,758,722
Mortgage loans held for sale, at lower of cost or market                          --            3,000,000
Mortgage-backed securities held for trading, at fair value                  56,196,609         46,885,323
Mortgage-backed securities available for sale, at fair value               409,883,636        400,457,456
Mortgage-backed securities held to maturity, at amortized cost              45,328,594         46,003,849
(estimated market value: 1998 - $ 32,075,652; 1997 - $33,185,672)
Investment securities held for trading, at fair value                       32,427,551         33,326,472
Investment securities available for sale, at fair value                        589,333            581,332
Investment securities held to maturity, at amortized cost                   77,876,643         75,863,353
(estimated market value: 1998 - $ 6,247,081; 1997 - $10,655,981)
Loans receivable, net                                                        6,271,909         10,692,802
Accounts receivable, including advances to investors, net                  813,080,315        765,059,419
Accrued interest receivable                                                  6,413,901          7,358,663
Mortgage servicing rights                                                   10,707,124         10,345,722
Premises and equipment                                                      23,724,878         21,212,998
Other assets                                                                10,247,827          9,527,559
                                                                            12,745,948         15,064,845
                                                                        --------------     --------------
                                                                        $1,560,866,817     $1,510,745,516
                                                                        ==============     ==============


R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           March 31,        December 31,
                                                                             1998               1997
                                                                        --------------     --------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits
     Federal funds purchased                                            $  763,393,297     $  722,418,494
     Securities sold under agreements to repurchase                               --           10,000,000
     Notes payable                                                         392,885,988        382,282,810
     Advances from FHLB                                                    174,495,643        159,304,315
     Other secured borrowings                                               62,000,000         42,000,000
     Accounts payable and accrued liabilities                                     --           34,359,168
     Other liabilities                                                      16,883,458         15,871,770
                                                                             3,368,645          3,205,043
                                                                        --------------     --------------
Subordinated  notes                                                      1,413,027,031      1,369,441,600
                                                                        --------------     --------------
                                                                             3,250,000          3,250,000
                                                                        --------------     --------------
Stockholders'equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
      none issued and outstanding                                                 --                 --
     Common stock:
          Class A - $.01 par value, 10,000,000 shares authorized,
           9,220,278 issued  and outstanding                                    92,203             92,203
          Class B - $.01 par value, 15,000,000 shares authorized,               49,245             49,245
           4,924,474 issued and outstanding                                 38,347,818         38,347,818
     Additional paid-in capital                                            102,901,737         96,129,140
     Retained earnings                                                       2,215,172          2,215,172
     Capital reserves of the Bank                                              983,611          1,220,338
     Accumulated other comprehensive income
                                                                           144,589,786        138,053,916
                                                                        --------------     --------------
                                                                        $1,560,866,817     $1,510,745,516
                                                                        ==============     ==============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
                                                                      Three month
                                                                      period ended
                                                                       March 31,
                                                             ------------------------------
                                                                 1998               1997
                                                             ------------      ------------
                                                             (Unaudited)
Interest income:
     Loans                                                   $ 18,656,942      $ 15,344,276
     Money market and other investments                         1,428,203         1,543,297
     Mortgage-backed securities                                 7,691,106         3,520,921
                                                             ------------      ------------
          Total interest income                                27,776,251        20,408,494
                                                             ------------      ------------
Interest expense:
     Deposits                                                   8,345,253         7,731,489
     Securities sold under agreements to repurchase             5,693,530         1,313,134
     Notes payable                                              2,969,761         2,057,987
     Secured borrowings                                              --             974,166
     Other                                                        781,866           278,647
                                                             ------------      ------------
          Total interest expense                               17,790,410        12,355,423
                                                             ------------      ------------
Net interest income                                             9,985,841         8,053,071
Provision for loan losses                                      (1,500,000)       (1,250,000)
                                                             ------------      ------------
Net interest income after provision for loan losses             8,485,841         6,803,071
                                                             ------------      ------------
Other income:
     Net gain on origination and sale of loans                  7,392,555         5,489,406
     Net profit on trading account                                 14,580            16,635
     Net gain on sales of investments available for sale          149,468            24,984
     Loan administration and servicing fees                     3,687,057         3,308,411
     Service charges, fees and other                            1,184,384           852,733
                                                             ------------      ------------
                                                               12,428,044         9,692,169
                                                             ------------      ------------
          Total revenues                                       20,913,885        16,495,240
                                                             ------------      ------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
                                                                      Three month
                                                                      period ended
                                                                       March 31,
                                                             ------------------------------
                                                                 1998               1997
                                                             ------------      ------------
                                                             (Unaudited)
Operating expenses:
     Employee compensation and benefits                         3,558,222         3,142,339
     Office occupancy and equipment                             1,824,971         1,605,238
     Other administrative and general                           4,794,354         4,097,743
                                                             ------------      ------------
                                                               10,177,547         8,845,320
Income before income taxes                                     10,736,338         7,649,920
                                                             ------------      ------------
Income tax expense:
     Current                                                    1,860,651         1,707,090
     Deferred                                                   1,395,852           907,821
                                                             ------------      ------------
                                                                3,256,503         2,614,911
                                                             ------------      ------------
          Net income                                         $  7,479,835      $  5,035,009
                                                             ============      ============

Earnings per common share - Basic                                   $0.53             $0.36
                                                             ------------      ------------
                          - Diluted                                 $0.51             $0.35
                                                             ------------      ------------
Weighted average number of shares outstanding - Basic          14,144,752        14,144,752
                                              - Diluted        14,522,752        14,516,753





        The accompanying notes are an integral part of these statements.

R&G Financial Corporation
Consolidated Statements of Comprehensive Income


                                                                               Three Month
                                                                               period ended
                                                                                March 31,
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
                                                                      (Unaudited)


Net Income                                                            $ 7,479,835      $ 5,035,009
                                                                      -----------      -----------

Other comprehensive income, before tax:

Unrealized gains (losses) on securities:

     Arising during period                                               (238,609)      (1,593,124)
     Less: Reclassification adjustments for gains included in
     net income                                                          (149,468)         (24,984)
                                                                      -----------      -----------
                                                                         (388,077)      (1,618,108)
                                                                      -----------      -----------

Comprehensive income, before tax                                        7,091,758        3,416,901

Income tax benefit related to items of other comprehensive income         151,350          631,062
                                                                      -----------      -----------

Other comprehensive income, net of tax                                $ 7,243,108      $ 4,047,963
                                                                      ===========      ===========

        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Three month
                                                                                                    period ended
                                                                                                     March, 31
                                                                                          --------------------------------
                                                                                              1998                1997
                                                                                          -------------      -------------
Cash flows from operating activities:
     Net income                                                                           $   7,479,835      $   5,035,009
                                                                                          -------------      -------------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                        644,587            623,110
           Amortization of premium (accretion of discount) on investments and
                 mortgage-backed securities, net                                                (21,695)           (96,977)
           Amortization of deferred loan origination fees and accretion of
                 discount on loans, net                                                          71,678           (207,963)
           Amortization of servicing rights                                                     614,327            400,684
           Provision for loan losses                                                          1,500,000          1,250,000
           Provision for bad debts in accounts  receivable                                       75,000             75,000
           Gain on sales of mortgage loans                                                   (1,089,913)           (74,498)
           Gain on sales of investment securities available for sale                           (149,468)           (24,984)
           Unrealized profit on trading securities                                             (743,970)        (2,366,998)
           (Increase) decrease in mortgage loans held for sale                               (9,311,286)        34,528,070
           Net increase in mortgage-backed and investment securities held for trading        (8,690,211)       (52,032,900)
           Decrease (increase) in receivables                                                   508,360           (206,221)
           Decrease in other assets                                                           3,051,217            915,424
           Increase in notes payable                                                         15,191,328          7,568,537
           Increase in accounts payable and accrued liabilities                               1,225,264          3,178,694
           Increase (decrease) in other liabilities                                             163,602           (824,205)
                                                                                          -------------      -------------
               Total adjustments                                                              3,038,820         (7,295,227)
                                                                                          -------------      -------------
               Net cash used in operating activities                                         10,518,655         (2,260,218)
                                                                                          -------------      -------------
Cash flows from investing activities:
      Purchases of investment securities                                                    (24,500,846)       (27,649,800)
      Proceeds from sales and maturities of securities available for sale                    23,783,062          6,819,777
      Proceeds from maturities of securities held to maturity                                 4,405,420               --
      Principal repayments on mortgage-backed securities                                      1,770,729          2,122,488
      Proceeds from sales of loans                                                           24,399,022          3,814,538
      Net originations of loans                                                            (107,260,851)       (55,204,799)
      Purchases of  FHLB stock, net                                                          (1,693,500)          (550,457)
      Acquisition of premises and equipment                                                  (1,246,796)        (1,556,511)
      Net (increase) decrease in foreclosed real estate                                        (850,379)            17,511
      Acquisition of servicing rights                                                        (3,126,207)        (1,582,161)
                                                                                          -------------      -------------
               Net cash used by investing activities                                        (84,320,346)       (73,769,414)
                                                                                          -------------      -------------


R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Three month
                                                                                                    period ended
                                                                                                     March, 31
                                                                                          --------------------------------
                                                                                              1998                1997
                                                                                          -------------      -------------
Cash flows from financing activities:
     Increase in deposits - net                                                              40,912,577         35,322,563
     Decrease in federal funds purchased                                                    (10,000,000)              --
     Increase in securities sold under agreements to repurchase - net                        10,603,178         23,438,269
     Payments on secured borrowings                                                                --             (952,180)
     Advances from FHLB                                                                      20,000,000          5,000,000
     Repayment of advances from FHLB                                                               --          (10,000,000)
     Cash dividends on common stock                                                            (707,238)          (540,252)
                                                                                          -------------      -------------
               Net cash provided by financing activities                                     60,808,517         52,268,400
                                                                                          -------------      -------------
Net decrease in cash and cash equivalents                                                   (12,993,174)       (23,761,232)
Cash and cash equivalents at  beginning of  period                                           68,365,723)        98,855,931
                                                                                          -------------      -------------
Cash and cash equivalents at end of period                                                $  55,372,549      $  75,094,699
                                                                                          =============      =============

Cash and cash equivalents include:
     Cash and due from banks                                                              $  21,371,646      $  22,814,749
     Securities purchased under agreements to resell                                         21,292,213         13,817,480
     Time deposits with other banks                                                          12,708,690         32,948,447
     Federal funds sold                                                                            --            5,514,023
                                                                                          -------------      -------------
                                                                                          $  55,372,549      $  75,094,699
                                                                                          =============      =============


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION


Reporting entity

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the Company) and its wholly owned subsidiaries, R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, and R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico.

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

         The  Bank  provides  a  full  range  of  banking  services,   including
residential, commercial and personal loans and a diversified range of deposit products through sixteen branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and the results of operations and changes in its cash flows for the three months ended March 31, 1998 and 1997.

         The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

         Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the quarter ended March 31, 1997 to conform to the presentation for the quarter ended March 31, 1998.

Basis of consolidation

         All significant inter-company balances and transactions have been eliminated in the accompanying unaudited financial statements.

Reporting Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130- "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying of comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to report all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distribution to owners. The only item of comprehensive income reported by the Company is the unrealized gains on securities available for sale which at January 1, 1998 amounted to $1.2 million, net of tax.

Stock option plans

         The pro-forma net income and earnings per share disclosures for the three month periods ended March 31, 1998 and 1997 required by SFAS No. 123 - "Accounting for Stock-Based Compensation," as if compensation cost had been determined based on the fair value at the grant date for awards made under the Company's Stock Option Plan, have not been made because the effects on net income and earnings per share of compensation costs so determined are not significant.


NOTE 2  -         EARNINGS PER SHARE

         Basic earnings per common share for the three months ended March 31, 1998 and 1997 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 14,144,752. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation. The Company's weighted average number of shares outstanding for purposes of diluted earnings per share was 14,522,752 and 14,516,753 for the three month periods ended March 31, 1998 and 1997, respectively.


NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                                      March 31, 1998
                                                              -----------------------------
                                                              Amortized cost    Fair value
                                                              --------------    -----------
                                                                        (Unaudited)
Investment securities held to maturity:
U.S. Treasury securities:
     Due within one year                                        $   309,908     $   310,872
                                                                -----------     -----------


Puerto Rico Government obligations:

     Due from five to ten years                                   5,945,947       5,920,155
     Due over ten years                                              16,054          16,054
                                                                -----------     -----------
                                                                  5,962,001       5,936,209
                                                                -----------     -----------
                                                                $ 6,271,909     $ 6,247,081
                                                                ===========     ===========

Mortgage-backed securities held to maturity:
     GNMA certificates:
          Due from one to five years                            $    46,022     $    46,750
          Due over ten years                                     17,828,733      17,266,109
                                                                -----------     -----------
                                                                 17,874,755      17,312,859

Federal National Mortgage Association (FNMA) certificates -
     Due over ten years                                          14,279,062      14,501,792
                                                                -----------     -----------

Federal Home Loan Mortgage Corporation (FHLMC)
  certificates -
     Due over ten years                                             273,734         261,001
                                                                -----------     -----------

                                                                $32,427,551     $32,075,652
                                                                ===========     ===========

                                                             March 31, 1998
                                                     -----------------------------
                                                     Amortized cost    Fair value
                                                     --------------    -----------
                                                               (Unaudited)
Mortgage-backed securities available for sale:
CMO residuals and other mortgage-backed securities     $ 7,650,337     $ 9,193,628
                                                       -----------     -----------

FNMA certificates:
     Due over ten years                                  9,109,309       9,075,177
                                                       -----------     -----------

FHLMC certificates:
     Due from one to five years                             44,571          44,446
     Due from five to ten years                            343,216         350,384
     Due over ten years                                 26,527,856      26,664,959
                                                       -----------     -----------
                                                        26,915,643      27,059,789
                                                       -----------     -----------
                                                       $43,675,289     $45,328,594
                                                       ===========     ===========
Investment securities available for sale:
U.S.  Treasury securities:
     Due within one year                               $   784,661     $   784,661
     Due from one to five years                         30,515,532      30,503,119
                                                       -----------     -----------
                                                        31,300,193      31,287,780
                                                       -----------     -----------
U.S. Government and agencies securities:
     Due from one to five years                         34,995,523      34,994,946
     Due from five to ten years                          5,022,188       4,994,350
                                                       -----------     -----------
                                                        40,017,711      39,989,296
                                                       -----------     -----------
FHLB stock                                               6,599,567       6,797,767
                                                       -----------     -----------

                                                       $77,917,471     $77,876,643
                                                       ===========     ===========

         Mortgage backed securities available for sale include interest only securities with an amortized cost of $3,022,667 as of March 31, 1998, which are primarily associated with the sale in prior years of collaterized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

                                                                      March 31,
                                                                        1998
                                                                    ------------
                                                                    (Unaudited)
Mortgage-backed securities held for trading:

     CMO Residuals (all interest only)                              $  7,986,377
     GNMA Certificates                                               401,897,259
                                                                    ------------
                                                                    $409,883,636
                                                                    ============

NOTE 4  -          LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consists of the following:

                                                  March 31,        December 31,
                                                    1998               1997
                                               -------------      -------------
                                                (Unaudited)
Real estate loans:
     Residential - first mortgage              $ 518,201,255      $ 416,728,996
     Residential - second mortgage                17,603,924         17,831,079
     Construction                                 13,254,295         13,367,513
     Commercial                                   95,112,471         87,506,802
                                               -------------      -------------
                                                 644,171,945        595,434,390
Undisbursed portion of loans in process           (6,594,897)        (6,218,039)
Net deferred loan fees                               182,948            172,019
                                               -------------      -------------
                                                 637,759,996        589,388,370
                                               -------------      -------------
Other loans:
     Commercial                                   39,133,069         38,598,227
     Consumer:
        Secured by deposits                       12,413,924         12,471,772
        Secured by real estate                    85,706,982         81,251,989
        Other                                     44,914,337         50,632,418
Unamortized discount                                (122,991)          (151,460)
Unearned interest                                   (316,986)          (360,195)
                                               -------------      -------------
                                                 181,728,335        182,442,751
                                               -------------      -------------
        Total loans                              819,488,331        771,831,121
     Allowance for loan losses                    (6,408,016)        (6,771,702)
                                               -------------      -------------
                                               $ 813,080,315      $ 765,059,419
                                               =============      =============

The changes in the allowance for loan losses follow:

                                                     Three months ended
                                                          March 31,
                                               --------------------------------
                                                   1998                 1997
                                               -----------          -----------
                                                         (Unaudited)
Balance, beginning of period                   $ 6,771,698          $ 3,331,645
Provision for loan losses                        1,500,000            1,250,000
Loans charged-off                               (1,980,602)          (1,035,471)
Recoveries                                          44,920               99,435
                                               -----------          -----------
Balance, end of period                         $ 6,408,016          $ 3,645,609
                                               ===========          ===========

NOTE 5  -         COMMITMENTS AND CONTINGENCIES

Commitments to developers providing end loans

         The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $415.9 million at March 31, 1998. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.


Loans in process

         Loans in process pending final approval and/or closing amounted to approximately $135.6 million at March 31, 1998.


Commitments to buy and sell GNMA certificates

         As of March 31, 1998, the Company had open commitments to issue GNMA certificates of approximately $33.4 million.


Commitments to sell mortgage loans

         As of March 31, 1998 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $17.4 million.


Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

         At March 31, 1998, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $370.4 million at March 31, 1998. Liability, if any, under the recourse provisions at March 31, 1998 is estimated by management to be significant.

Item 2:           Management's Discussion and Analysis

Financial Condition

         At March 31, 1998, the Company's total assets amounted to $1.56 billion, as compared to $1.51 billion at December 31, 1997. The $50.1 million or 3.3% increase in total assets during the three month period ended March 31, 1998 was attributable to a $48.0 million or 6.3% increase in loans receivable, net, which reflects net originations following repayments and sales, and a $9.3 million or 19.9% increase in mortgage loans held for sale, reflecting an increase in the volume of loan originations of approximately 56% to approximately $282 million during the 1998 period. Such increases were partially offset by a $13.0 million or 19.0% decrease in cash and cash equivalents due to the use of excess liquidity to fund increased loan originations during the period.

         The increase in the Company's assets were also primarily funded by increased deposits of $41.0 million or 5.7%, by a $10.6 million or 2.8% increase in securities sold under agreements to repurchase, by a $15.2 million or 9.5% increase in notes payable, and by a $20.0 million or 47.6% increase in FHLB advances.

         At March 31, 1998, the Company's stockholders' equity amounted to $144.6 million, which is an increase of $6.5 million or 4.7% from the amount reported at December 31, 1997. The primary reason for the increase was the net income earned for the quarter, which was partially offset by a $236,000 decrease in unrealized gains on securities available for sale, net of income tax benefits, and $707,000 in dividends paid during the period. At March 31, 1998, the Bank's leverage and Tier 1 risk-based capital amounted to 7.22% and 11.95% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 13.01%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $7.5 million during the three months ended March 31, 1998, as compared to $5.0 million during the prior comparable period.

         Total revenues amounted to $20.9 million during the three months ended March 31, 1998 compared to $16.5 million for the prior comparable period. The 26.8% increase was due to an increase in net interest income of $1.9 million or 24.0% during the three months ended March 31, 1998 over the prior comparable period, primarily due to a $3.3 million or 21.6% increase in interest income on loans, primarily associated with an increase in the average balance of the outstanding loan portfolio, and to a $4.2 million or 118.4% increase in interest income on mortgage-backed securities due to an increase in securities held for trading in the 1998 period.

         Contributing to the 26.8% increase in revenues during the March 31, 1998 quarter was a $1.9 million or 34.7% increase in net gain on origination and sale of loans, which reflects an increase in mortgage loan originations during the 1998 period, and an increase in loan administration and servicing fees of $379,000 or 11.4% due to an increase in the loan servicing portfolio. Service charges, fees and other also increased by $332,000 or 38.9% due mainly to an increase in banking fees associated with an increased number of deposit accounts during the 1998 period.

         Total expenses increased by $1.3 million or 15.1% during the three months ended March 31, 1998 over the prior comparable period. The increase during the three month period in 1998 was due primarily to a $416,000 or 13.2% increase in employee compensation and benefits associated with salary increases to employees and higher loan production during the 1998 period, and a $220,000 or 13.7% increase in occupancy expenses related to the completion in late 1997 of the remodeling work of six branches acquired in 1995 from another financial institution. These increases in expenses were accompanied by a $696,000 or 17.0% increase in other miscellaneous expenses mainly as a result of a $237,000 increase in advertising costs associated with an increase in loan production and a $212,000 increase in amortization expenses of the Company's servicing asset.

         Total income tax expense increased by $641,000 or 24.5% during the three months ended March 31, 1998 over the prior comparable period, due primarily to a $3.1 million or 40.3% increase in income before taxes during the 1998 period. The Company's effective tax rate amounted to 30.3% during the three month period ended March 31, 1998 compared to 34.2% in the 1997 comparable period. The decrease in 1998 of the Company's effective tax rate was primarily attributable to an increase in the Company's exempt interest income.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 1998, the Company had $138.4 million in borrowing capacity under warehousing lines of credit, $256.9 million in borrowings capacity under a line of credit with the FHLB of New York and $ 15 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At March 31, 1998, the Company had outstanding commitments (mainly unused lines of credit) to originate non-mortgage loans of $15.0 million. Certificates of deposit which are scheduled to mature within one year totaled $365.7 million at March 31, 1998, and borrowings that are scheduled to mature within the same period amounted to $548.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk- weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 1998, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.22%, 11.95% and 13.01%, respectively.

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

Subsequent events

         The Company's authorized number of shares of common stock was increased from 25 million shares to 60 million shares at the Company's Annual Stockholders' meeting held on April 23, 1998 . Through an amendment of the Company's Certificate of Incorporation, the number of shares of common stock designated as Class A Shares was increased from 10 million to 40 million, and the number of shares of common stock designated as Class B Shares was increased from 15 million to 20 million.

         On April 27, 1998 the Company announced its Board of directors had approved a 2 for 1 stock split on the Company's common stock, to be effected in the form of a stock dividend of one additional share of common stock to be issued on June 25, 1998 for each share of common stock held of record as of June 12, 1998. Following distribution of the additional shares, the Company will have 28,289,504 common shares outstanding compared to 14,144,752 presently outstanding.

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

Item 4:           Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5:           Other Information

Item 6:           Exhibits and Reports on Form 8-K

                  a)       Exhibits

                           No.
                           ---
                           27     Financial Data Schedule             E-1

                  b)       On  March  19,1998  the  Registrant  filed a Form 8-K
                           report  to  provide   information  on  the  Company's
                           proposed acquisition of Fajardo Federal Saving Bank.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            R&G FINANCIAL CORPORATION



Date: May 12, 1998                          By:/S/ VICTOR J. GALAN
                                               -------------------
                                               Victor J. Galan, Chairman
                                               and Chief Executive Officer
                                               (Principal Executive Officer)



                                            By: /S/ JOSEPH R. SANDOVAL
                                               -----------------------
                                                Joseph R. Sandoval
                                                Vice President and
                                                Chief Financial Officer