Form 10-K/A
period 1997-12-31
R&G FINANCIAL CORP
filed 1998-08-07
CIK 1016933

                                      10K/A

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

        The following table sets forth loan originations, purchases and sales by R&G Mortgage for the periods indicated.

                                                    Year Ended December 31,
                                              ------------------------------------
                                                1997          1996          1995
                                              --------      --------      --------
                                                     (Dollars in Thousands)
Loans Originated For the Bank:
  Conventional loans(1):
    Number of loans .....................        3,390         2,756         2,226
    Volume of loans .....................     $233,488      $190,072      $140,363
  FHA/VA loans:
    Number of loans .....................         --            --            --
    Volume of loans .....................         --        $   --        $   --
  Consumer loans(2):
    Number of loans .....................        2,318         1,004           974
    Volume of loans .....................     $ 52,287      $ 21,208      $ 15,944
  Total loans:
    Number of loans .....................        5,708         3,760         3,200
    Volume of loans .....................     $285,775      $211,280      $156,307
    Percent of total volume .............           35%           43%           46%
For Third Parties:
  Conventional loans(1):
    Number of loans .....................          444           214           151
    Volume of loans .....................     $ 32,419      $ 14,835      $ 11,496
  FHA/VA loans:
    Number of loans .....................        4,107         3,117         2,313
    Volume of loans .....................     $280,053      $221,967      $154,916
  Total loans:
    Number of loans .....................        4,551         3,331         2,464
    Volume of loans .....................     $312,472      $236,802      $166,412
    Percent of total volume .............           39%           48%           48%
                                              --------      --------      --------
      Total loan originations ...........     $598,247      $448,082      $322,719
                                              ========      ========      ========
Loans Purchased For R&G Mortgage:
  Number of loans .......................        2,052           583           305
  Volume of loans (3) ...................     $158,456      $ 45,604      $ 19,525
  Percent of total volume ...............           20%            9%            6%
GNMA Pools Purchased for R&G Mortgage:
  Volume of loans .......................     $ 51,537          --            --
  Percent of total volume ...............            6%         --            --
                                              --------      --------      --------
    Total loan originations and purchases     $808,240      $493,686      $342,244
                                              ========      ========      ========

                                                        Year Ended December 31,
                                               -----------------------------------------
                                                  1997            1996            1995
                                               ---------       ---------       ---------
                                                     (Dollars in Thousands)
Loans Sold To Third Parties(4):
  Conventional loans(1):
    Number of loans ......................           429             178             151
    Volume of loans ......................     $  39,495       $  12,560       $  11,999
  FHA/VA loans:
    Number of loans ......................         2,775           3,564           2,252
    Volume of loans(3) ...................     $ 206,643       $ 232,254       $ 183,607
  Total loans:
    Number of loans ......................         3,204           3,742           2,403
    Volume of loans ......................     $ 246,138       $ 244,814       $ 195,606
    Percent of total volume ..............            30%             50%             57%
                                               ---------       ---------       ---------
Adjustments:
  Loans originated for the Bank ..........     $(285,775)      $(211,280)      $(156,307)
  Loans amortization .....................        (5,086)         (7,224)         (1,960)
                                               ---------       ---------       ---------
Increase (decrease) in loans held for sale     $ 271,241       $  30,368       $ (11,629)
                                               =========       =========       =========
Average Initial Loan Origination Balance:
  The Bank:
    Conventional loans(1) ................     $      69       $      69       $      63
    FHA/VA loans .........................          --              --              --
  Third Parties:
    Conventional loans(1) ................     $      73              69              76
    FHA/VA loans .........................            68              71              63
  Total Average Initial Balance:
    Conventional loans(1) ................            69              69              64
    FHA/VA loans .........................            68              71              63
Refinancings(5):
  The Bank ...............................            30%             33%             58%
  Third Parties ..........................            31%             24%             26%

--------------
(1)     Includes non-conforming loans.

(2) All but $1.6 million and $3.3 million of such loans were secured by real estate at December 31, 1996 and 1995, respectively.

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

        Certain GNMA-guaranteed mortgage-backed securities sold by R&G Mortgage are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several expected maturity dates of the notes included in an issue, with each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. GNMA serial notes are sold to securities broker-dealers in packages consisting of notes of different yields and maturities, which range from one to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are either offered to the public directly through the Bank's Trust Department or indirectly through securities broker-dealers. During the years ended December 31, 1997, 1996 and 1995, R&G Mortgage issued GNMA mortgage-backed securities totalling approximately $397.2 million, $236.4 million and $201.6 million, respectively, including $335.5 million, $235.5 million and $184.4 million GNMA serial notes, respectively.

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

                                                       At December 31, 1997
                             ------------------------------------------------------------------------------
                                        Loans Serviced                         Loans Serviced
                                         for the Bank                        for Third Parties
                             ----------------------------------    -----------------------------------
                               Number of           Aggregate          Number of           Aggregate
                                 Loans         Principal Balance        Loans         Principal Balance
  Mortgage Interest Rate     -------------   --------------------  --------------   --------------------
                                             (Dollars in Thousands)                (Dollars in Thousands)
Less than 7.00%............            51               $  2,646            2,734            $  136,804
7.00% - 7.49%..............           260                 24,693            8,325               520,445
7.50% - 7.99%..............           562                 57,188           15,127               833,118
8.00% - 8.49%..............         2,732                201,968            7,442               454,494
8.50% - 8.99%..............         1,818                119,252            7,803               338,867
9.00% - 9.49%..............           478                 24,183            3,102               114,954
9.50% - 9.99%..............           167                  7,380            2,445                68,646
10.00% - 10.49%............           135                  3,964              981                33,224
10.50% - 10.99%............           154                  4,146              596                16,801
11.00% or more.............           150                  3,438            1,380                34,677
                                    -----               --------           ------            ----------
                                    6,507               $448,858           49,935            $2,552,030
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

(2) At December 31, 1997, the Bank had foreclosures pending on $12.2 million of loans being serviced by R&G Mortgage, which constituted 0.41% of the servicing portfolio. R&G Mortgage had foreclosures pending on $2.1 million of loans it is servicing for its own portfolio at December 31, 1997.


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

        With respect to mortgage loans securitized through GNMA programs, R&G Mortgage is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1997. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 1997, 1996 and 1995, total expenses related to FHA or VA loans foreclosed amounted to $189,000, $323,000 and $230,000, respectively. Although FNMA and FHLMC are obligated to reimburse R&G Mortgage for principal and interest payments advanced by R&G Mortgage as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to R&G Mortgage which may not be recouped. Such nonrecouped expenses have to date been immaterial.

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

                                                                              Due 1-5 years           Due 5 or more
                                                                                  after                years after
                                                        Due 1 year            December 31,             December 31,
                                                          or less                 1997                     1997            Total(1)
                                                       -----------            -------------          --------------      ----------
                                                                                          (In Thousands)
Residential real estate...........................      $    77                 $    683                $493,800           $494,560
Residential construction..........................       13,367                       --                      --             13,367
Commercial real estate(2).........................       21,342                   25,296                  40,869             87,507
Commercial business...............................        6,224                   25,305                   6,540             38,069
Consumer:
  Loans on savings................................        6,572                    5,320                     580             12,472
  Real estate secured consumer loans..............        2,342                    8,741                  70,169             81,252
  Unsecured consumer loans........................        3,677                   41,213                   6,272             51,162
                                                        -------                 --------                --------           --------
Total(3)..........................................      $53,601                 $106,558                $618,230           $778,389
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

         Origination, Purchase and Sales of Loans. The following table sets forth loan originations, purchases and sales by the Bank for the periods indicated.

                                                                           Year Ended December 31,
                                                         -------------------------------------------------------
                                                                1997                1996                1995
                                                         ------------------  -----------------   ------------------
                                                                           (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
  Residential mortgages................................             $221,451           $187,845             $126,599
  Commercial mortgages.................................                  555                 --                   --
  Construction loans...................................               11,482              2,227               13,764
  Consumer loans.......................................               52,287             21,208               15,944
    Total loans originated by R&G Mortgage.............              285,775            211,280              156,307
Other loans originated:
  Commercial real estate...............................               37,129             36,140               48,497
  Commercial business..................................               15,393             33,318               21,556
Consumer loans:
  Loans on deposit.....................................               19,711             13,988               12,546
  Real estate secured consumer loans...................                   --                 80                3,436
  Unsecured consumer loans.............................               16,742             39,312               38,589
    Total other loans originated.......................               88,975            122,838              124,624
  Loans purchased(1)...................................               60,646              8,047                  807
    Total loans originated and purchased...............              435,396            342,165              281,738
  Loans sold(2)........................................             (118,234)           (49,726)             (75,093)
  Loan principal reductions............................             (134,166)          (114,792)             (78,519)
  Net increase before other items, net.................              182,996            177,647              128,126
  Loans securitized and transferred to
    mortgage-backed securities.........................                   --           (43,673)             (17,631)
  Other increases (decreases)..........................                   --                 --                  179
  Net increase in loan portfolio.......................             $182,996           $133,974             $110,674

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
                                               =======            =======       =======          ======           ======

-------------

(1) Includes residential real estate secured by both first and second mortgage loans. Also includes $2,610,000, $1,118,000, $882,000,
         $918,000, and $736,000 consumer loans secured by first and second mortgages on residential real estate at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

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

                                                               At and For the Year Ended December 31,
                                         ---------------------------------------------------------------------------
                                               1997              1996             1995            1994             1993
                                         ----------------   --------------   --------------  --------------   --------------
                                                                       (Dollars in Thousands)
Balance at beginning of period.........          $ 3,332           $3,510          $2,887           $3,029          $1,230
                                                 -------           ------          ------           ------          ------
Charge-offs:
  Residential real estate..............               13               45              53               --              --
  Construction.........................               --               50              --               --              --
  Commercial real estate...............              170               --              --               --              --
  Commercial business..................              480              110              91                3              56
  Consumer.............................            3,953            1,922             365              139              90
  Other ...............................              761           2,535(1)            --               --              --
                                                 -------           ------          ------           ------          ------
    Total charge-offs..................            5,377            4,662             509              142             146
                                                 -------           ------          ------           ------          ------
Recoveries:
  Residential real estate..............               21               --               1               --              --
  Construction.........................               --               --              --               --              --
  Commercial real estate...............               50               --              --               --              --
  Commercial business..................               32               31              85               --              20
  Consumer.............................              344              195              96               --             242
  Other................................           2,000(2)             --              --               --              --
                                                 -------           ------          ------           ------          ------
    Total recoveries...................            2,447              226             182               --             262
                                                 -------           ------          ------           ------          ------
Net charge-offs........................            2,930            4,436             327              142               (116)
                                                 -------           ------          ------           ------          ------
Allowance for loan losses acquired from
  Caribbean Federal....................               --               --              --               --           1,683
Provision for losses on loans..........            6,370            4,258          950(3)               --              --
                                                 -------           ------          ------           ------          ------
Balance at end of period...............          $ 6,772          $ 3,332          $3,510           $2,887          $3,029
                                                 =======          =======          ======           ======          ======
Allowance for loan losses as a percent
  of total loans outstanding...........             .87%             .55%           0.72%            0.92%           1.34%
                                                 =======          =======          ======           ======          ======
Allowance for loan losses as a percent
  of non-performing loans..............           22.34%           17.64%          33.19%           50.10%          59.87%
                                                 =======          =======          ======           ======          ======
Ratio of net charge-offs to average
  loans outstanding....................            0.40%            0.75%           0.08%            0.05%          (0.06)%
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

                                                                       December 31,
                                    -----------------------------------------------------------------------------------------
                                                      1997                                          1996
                                    ----------------------------------------   ------------------------------------------
                                                                   Weighted                                      Weighted
                                      Carrying        Market       Average       Carrying        Market           Average
                                        Value         Value         Yield          Value          Value            Yield
                                    ------------   -----------   -----------   ------------   ------------   ---------------
                                                                 (Dollars in Thousands)
Mortgage-backed securities:
  GMNA
    Due within one year...........        $  --        $   --            --%        $   --        $    --                 --%
    Due from one-five years.......           49            50         10.00             --             --                 --
    Due from five-ten years.......           --            --            --             97            100             10.00%
    Due over ten years............       18,321        17,705          6.05         21,591         20,571               6.03
FNMA
  Due within one year.............           --            --            --             --             --                 --
  Due from one-five years.........           --            --            --             --             --                 --
  Due from five-ten years.........           --            --            --             --             --                 --
  Due over ten years..............       14,675        15,164          7.17         15,895         16,124               7.18
FHLMC
  Due within one year.............           --            --            --             --             --                 --
  Due from one-five years.........           --            --            --             --             --                 --
  Due from five-ten years.........           --            --            --             --             --                 --
  Due over ten years..............          281           266          6.00            317            309               5.50
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year.............        4,433         4,439          6.22          3,351          3,351               5.12
  Due from one-five years.........           --            --            --          1,035          1,012               6.25
  Due from five-ten years.........        5,920         5,910          5.85             --             --                 --
  Due over ten years..............           30            30          8.37            574            567               5.11
  U.S. Government Agency
  Due within one year.............          310           311          6.13             --             --                 --
  Due from one-five years.........           --            --            --            310            311               6.13
  Due from five-ten years.........           --            --            --             --             --                 --
  Due over ten years..............           --            --            --             --             --                 --
Commercial paper:
  Due within one year.............           --            --            --          2,982          2,982               5.55
  Due from one-five years.........           --            --            --             --             --                 --
  Due from five-ten years.........           --            --            --             --             --                 --
  Due over ten years..............           --            --            --             --             --                 --
    Total Securities held for
      investment..................      $44,019       $43,875          6.18%       $46,152        $45,327               6.34%
                                                 December 31,
                                    --------------------------------------
                                                     1995
                                    --------------------------------------
                                                                 Weighted
                                     Carrying       Market       Average
                                       Value        Value         Yield
                                    ----------   -----------   -----------
                                            (Dollars in Thousands)
Mortgage-backed securities:
GMNA
    Due within one year...........    $     --     $     --            --%
    Due from one-five years.......          --           --            --
    Due from five-ten years.......         118          108         10.00
    Due over ten years............      24,617       23,681          6.03
FNMA
  Due within one year.............          --           --            --
  Due from one-five years.........          --           --            --
  Due from five-ten years.........          --           --            --
  Due over ten years..............      16,623       16,623          7.18
FHLMC
  Due within one year.............          --           --            --
  Due from one-five years.........          --           --            --
  Due from five-ten years.........          --           --            --
  Due over ten years..............         373          373          5.50
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year.............         377          377          2.69
  Due from one-five years.........       1,042        1,000          6.25
  Due from five-ten years.........          --           --            --
  Due over ten years..............         627          619          4.25
  U.S. Government Agency
  Due within one year.............          --           --            --
  Due within one-five years.......          --           --            --
  Due within five-ten years.......          --           --            --
  Due over ten years..............          --           --            --
Commercial paper:
  Due within one year.............          --           --            --
  Due within one-five years.......          --           --            --
  Due within five-ten years.......          --           --            --
  Due over ten years..............          --           --            --
    Total Securities held for
      investment..................     $43,777      $42,781          6.42%

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                     December 31,
                                                     --------------------------------------------
                                                                         1997
                                                     --------------------------------------------
                                                                                        Weighted
                                                         Amortized         Fair         Average
                                                           Cost            Value         Yield
                                                     ---------------   -----------    -----------

Mortgage-Backed Securities Available for Sale(1):
  FNMA mortgage-backed securities
    Due within one year.............................         $    --       $    --           --%
    Due from one-five years.........................              --            --            --
    Due from five-ten years.........................              --            --            --
    Due over ten years..............................          $9,468         9,670          7.00
  FHLMC mortgage-backed securities
    Due within one year.............................              --            --            --
    Due from one-five years.........................              71            70          9.00
    Due from five-ten years.........................             360           368          9.38
    Due over ten years..............................          27,104        27,513          6.86
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year.............................              --            --            --
    Due from one-five years.........................              --            --            --
    Due from five-ten years.........................              --            --            --
    Due over ten years..............................           7,007         8,382         8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................             773           772          5.22
    Due from one-five years.........................          30,010        30,100          5.85
    Due from five-ten years.........................              --            --            --
    Due over ten years..............................              --            --            --
  U.S. Government Agency
    Due within one year.............................              --            --            --
    Due from one-five years.........................          35,145        35,105          6.06
    Due from five-ten years.........................           5,023         4,981          6.73
    Due over ten years..............................              --            --            --
  FHLB stock........................................           4,906         4,906          7.05
                                                            --------      --------          ----
                                                            $119,867      $121,867          6.59%
                                                            ========      ========          ====
Securities held for trading(3):
  GNMA certificates.................................        $367,177      $377,362          6.78%
  CMO certificates..................................          16,200        15,228          5.95
  CMO residuals(4)..................................           7,630         7,868          8.00
  U.S. Treasury Bills...............................             581           581          5.23
                                                            --------      --------          ----
                                                            $391,588      $401,039          6.77%
                                                            ========      ========          ====
                                                                    December 31,
                                                     -----------------------------------------
                                                                        1996
                                                     ----------------------------------------
                                                                                    Weighted
                                                      Amortized        Fair          Average
                                                         Cost          Value          Yield
                                                     -----------   ------------   ------------
                                                             (Dollars in Thousands)
Mortgage-Backed Securities Available for Sale(1):
  FNMA mortgage-backed securities
    Due within one year.............................    $    --       $     --            --%
    Due from one-five years.........................         --             --             --
    Due from five-ten years.........................         --             --             --
    Due over ten years..............................     10,563         10,293           6.99
  FHLMC mortgage-backed securities
    Due within one year.............................         --             --             --
    Due from one-five years.........................         --             --             --
    Due from five-ten years.........................        530            547           9.30
    Due over ten years..............................     32,547         31,806           6.87
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year.............................         --             --             --
    Due from one-five years.........................         --             --             --
    Due from five-ten years.........................         --             --             --
    Due over ten years..............................      7,067          8,195          8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................         --             --             --
    Due from one-five years.........................         --             --             --
    Due from five-ten years.........................         --             --             --
    Due over ten years..............................         --             --             --
  U.S. Government Agency
    Due within one year.............................      1,500          1,500           6.00
    Due from one-five years.........................     25,528         25,226           6.18
    Due from five-ten years.........................         --             --             --
    Due over ten years..............................         --             --             --
  FHLB stock........................................      4,247          4,247           6.30
                                                        -------        -------           ----
                                                        $81,889        $81,814           6.75%
                                                       ========       ========           ====
Securities held for trading(3):
  GNMA certificates.................................     83,848         84,460           6.53%
  CMO certificates..................................     16,200         15,147           5.95
  CMO residuals(4)..................................      8,489          8,539           8.00
  U.S. Treasury Bills...............................      1,370          1,316           5.72
                                                        -------        -------           ----
                                                       $109,907       $109,462           6.55%
                                                       ========       ========           ====
                                                                   December 31,
                                                     -----------------------------------------
                                                                        1995
                                                      ----------------------------------------
                                                                                     Weighted
                                                         Amortized        Fair        Average
                                                           Cost           Value        Yield
                                                      --------------   ----------   ----------
                                                                   (Dollars in Thousands)
Mortgage-Backed Securities Available for Sale(1):
  FNMA mortgage-backed securities
    Due within one year.............................       $     --     $     --          --%
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................             --           --           --
    Due over ten years..............................         14,846       14,946         7.12
  FHLMC mortgage-backed securities
    Due within one year.............................             --           --           --
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................          1,122        1,180         8.90
    Due over ten years..............................         36,353       36,759         6.94
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year.............................             --           --           NA
    Due from one-five years.........................             --           --           NA
    Due from five-ten years.........................             --           --           NA
    Due over ten years..............................          7,126        8,123        8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................             --           --           --
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................             --           --           --
    Due over ten years..............................             --           --           --
  U.S. Government Agency
    Due within one year.............................             --           --           --
    Due from one-five years.........................             --           --           --
    Due from five-ten years.........................             --           --           --
    Due over ten years..............................             --           --           --
  FHLB stock........................................          3,280        3,280         7.68
                                                           --------     --------         ----
                                                           $ 62,727     $ 64,288         6.42%
                                                           ========     ========         ====
Securities held for trading(3):
  GNMA certificates.................................       $ 87,656     $ 88,448         6.71%
  CMO certificates..................................         16,200       15,570         5.95
  CMO residuals(4)..................................         10,248        9,791         8.00
  U.S. Treasury Bills...............................             --           --           --
                                                           --------     --------         ----
                                                           $114,104     $113,809         6.72%
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
                                                                              =======

         Borrowings. R&G Financial's business requires continuous access to various funding sources, both short and long-term. R&G Mortgage's primary source of short-term funds is through sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). The Bank also from time to time utilizes reverse repurchase agreements when they represent a competitive short-term funding source. In a reverse repurchase agreement transaction, R&G Financial will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price less than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which R&G Financial has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of R&G Financial's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by R&G Financial. Reverse repurchase agreements represent a competitive cost funding source for R&G Financial. Nevertheless, R&G Financial is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, R&G Financial only deals with large, established investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 1997, R&G Financial had $382.3 million of reverse repurchase agreements outstanding, $334.2 million of which represented borrowings of R&G Mortgage. At December 31, 1997, the weighted average interest rate on R&G Financial's reverse repurchase agreements amounted to 5.81%.

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

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Shares for the Company's Class B common stock are traded nationally under the symbol "RGFC" on the NASDAQ National Market. The following table shows market price information for the Company's Class B common stock. The prices set forth below represent the high and low prices during the quarterly periods indicated as adjusted for an 80% stock split paid in September 1997:

                                                         Price Per Share
                                        -----------------------------------------------
  of  existing  mortgages.
Conversely, a substantial decrease in interest rates will generally increase the demand for  mortgages.  To the extent that interest rates in future periods were to increase  substantially,  R&G Financial would expect overall  originations to
d-------------------------   -------------------------
September 30, 1996(1)                           $10.42                       $ 9.17               $ --
December 31, 1996                               $14.31                       $ 9.86               $0.0347
March 31, 1997                                  $15.55                       $12.64               $0.0382
June 30, 1997                                   $14.44                       $12.92               $0.0417
September 30, 1997                              $22.50                       $14.17               $0.0431
December 31, 1997                               $22.00                       $18.875              $0.0457

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