Form 10-Q
period 1998-06-30
R&G FINANCIAL CORP
filed 1998-08-07
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                              YES [ X ]    NO [   ]

Number  of  shares  of Class B Common  Stock  outstanding  as of June 30,  1998:
9,848,948. (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
                                                                           Page

Item 1.  Consolidated Financial Statements ................................  3

         Consolidated Statement of Financial Condition as of
                  June 30, 1998 (Unaudited) and December 31, 1997..........  3

         Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1998 and 1997 (Unaudited)..........  4

         Consolidated Statements of Comprehensive Income for the Three and
                  Six Months Ended June 30, 1998 and 1997 (Unaudited)......  5

         Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1997 (Unaudited) ................  6

         Notes to Unaudited Consolidated Financial Statements .............  7

Item 2   Management's Discussion and Analysis.............................. 14


Item 3   Quantitative and Qualitative Disclosures About Market Risk........ 17


Part II  - Other Information

Item 1.  Legal Proceedings ................................................ 17

Item 2.  Changes in Securities ............................................ 18

Item 3.  Defaults upon Senior Securities .................................. 18

Item 4.  Submission of Matters to a Vote of security Holders............... 18

Item 5.  Other Information ................................................ 19

Item 6.  Exhibits and Reports on Form 8-K ................................. 19

         Signatures ....................................................... 19

                         PART 1 - FINANCIAL INFORMATION

Item 1:..Consolidated Financial Statements

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  June 30,     December 31,
                                                                                    1998           1997
                                                                                 ----------     ----------
                                                                                 (Unaudited)
                                                                                   (Dollars in thousands)
ASSETS
Cash and due from banks ....................................................     $   22,900     $   32,607
Money market investments:
    Securities purchased under agreements to resell ........................          8,000         16,000
    Time deposits with other banks .........................................         31,378         16,759
    Federal funds sold .....................................................           --            3,000
Mortgage loans held for sale, at lower of cost or market ...................         90,339         46,885
Mortgage-backed securities held for trading, at fair value .................        445,126        400,457
Mortgage-backed securities available for sale, at fair value ...............         43,645         46,004
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1998 - $ 30,905; 1997 - $33,186) ..................         31,124         33,326
Investment securities held for trading, at fair value ......................            597            581
Investment securities available for sale, at fair value ....................         76,765         75,863
Investment securities held to maturity, at amortized cost ..................
(estimated market value: 1998 - $6,229; 1997 - $10,656) ....................          6,264         10,693
Loans receivable, net ......................................................        944,403        765,059
Accounts receivable, including advances to investors, net ..................          6,998          7,359
Accrued interest receivable ................................................         12,090         10,346
Servicing  asset ...........................................................         28,602         21,213
Premises and equipment .....................................................         11,181          9,528
Other assets ...............................................................         15,523         15,065
                                                                                 ----------     ----------
                                                                                 $1,774,935     $1,510,745
                                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..............................................................     $  820,919     $  722,418
     Federal funds purchased ...............................................         15,000         10,000
     Securities sold under agreements to repurchase ........................        425,069        382,283
     Notes payable .........................................................        217,789        159,304
     Advances from FHLB ....................................................        121,400         42,000
     Other secured borrowings ..............................................           --           34,359
     Accounts payable and accrued liabilities ..............................         18,868         15,872
     Other liabilities .....................................................          3,767          3,205

                                                                                 ----------     ----------
                                                                                  1,622,812      1,369,442
                                                                                 ----------     ----------
Subordinated  notes ........................................................           --            3,250
                                                                                 ----------     ----------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION(continued)

                                                                                  June 30,     December 31,
                                                                                    1998           1997
                                                                                 ----------     ----------
                                                                                 (Unaudited)
                                                                                   (Dollars in thousands)
Stockholders'equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none
issued and outstanding .....................................................           --             --
     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized; issued
          and outstanding - 18,440,556 shares in 1998 and 9,220,278 in 1997             184             92
          Class B - $.01 par value, 20,000,000 shares authorized; issued and
           outstanding - 9,848,948 shares in 1998 and 4,924,474 in 1997 ....             99             49
     Additional paid-in capital ............................................         38,194         38,348
     Retained earnings .....................................................        110,113         96,129
     Capital reserves of the Bank ..........................................          2,215          2,215
     Accumulated other comprehensive income ................................          1,318          1,220

                                                                                 ----------     ----------
                                                                                    152,123        138,054
                                                                                 ----------     ----------
                                                                                 $1,774,935     $1,510,745
                                                                                 ==========     ==========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three month                          Six month
                                                                       period ended                       period ended
                                                                         June 30,                            June 30,
                                                             ------------------------------      ------------------------------
                                                                 1998              1997              1998              1997
                                                             ------------      ------------      ------------      ------------
                                                                        (Unaudited)                         (Unaudited)
                                                                        (Dollars in thousands except for per share data)
Interest income:
     Loans .............................................     $     21,487      $     16,616      $     40,144      $     31,959
     Money market and other investments ................            1,538             1,186             2,966             2,729
     Mortgage-backed securities ........................            7,237             4,962            14,928             8,484
                                                             ------------      ------------      ------------      ------------
          Total interest income ........................           30,262            22,764            58,038            43,172
                                                             ------------      ------------      ------------      ------------
Interest expense:
     Deposits ..........................................            9,084             8,037            17,429            15,768
     Securities sold under agreements to repurchase ....            6,162             2,505            11,855             3,818
     Notes payable .....................................            3,140             2,354             6,110             4,412
     Secured borrowings ................................             --                 959              --               1,933
     Other .............................................            1,064               318             1,846               597
                                                             ------------      ------------      ------------      ------------
          Total interest expense .......................           19,450            14,173            37,240            26,528
                                                             ------------      ------------      ------------      ------------
Net interest income ....................................           10,812             8,591            20,798            16,644
Provision for loan losses ..............................           (1,500)           (1,695)           (3,000)           (2,945)
                                                             ------------      ------------      ------------      ------------
Net interest income after provision for loan losses ....            9,312             6,896            17,798            13,699
Other income: ..........................................     ------------      ------------      ------------      ------------

     Net gain on origination and sale of loans .........            7,660             5,802            15,053            11,291
     Net profit (loss) on trading account ..............             --                (374)               15              (358)
     Net gain on sales of investments available for sale             --                --                 149                25
     Loan administration and servicing fees ............            3,833             3,535             7,520             6,843
     Service charges, fees and other ...................            1,472             1,357             2,656             2,210
                                                             ------------      ------------      ------------      ------------
                                                                   12,965            10,319            25,393            20,011
                                                             ------------      ------------      ------------      ------------

          Total revenues ...............................           22,277            17,215            43,191            33,710
                                                             ------------      ------------      ------------      ------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME(continued)

                                                                       Three month                          Six month
                                                                       period ended                       period ended
                                                                         June 30,                            June 30,
                                                             ------------------------------      ------------------------------
                                                                 1998              1997              1998              1997
                                                             ------------      ------------      ------------      ------------
                                                                        (Unaudited)                         (Unaudited)
                                                                        (Dollars in thousands except for per share data)
Operating expenses:
     Employee compensation and benefits ................            4,212             3,434             7,770             6,576
     Office occupancy and equipment ....................            2,166             2,014             3,991             3,619
     Other administrative and general ..................            5,906             4,231            10,700             8,329
                                                             ------------      ------------      ------------      ------------
                                                                   12,283             9,679            22,461            18,524
                                                             ------------      ------------      ------------      ------------
Income before income taxes .............................            9,994             7,536            20,730            15,186
                                                             ------------      ------------      ------------      ------------
Income tax expense:
     Current ...........................................              747             1,119             2,607             2,826
     Deferred ..........................................            1,276             1,039             2,672             1,947
                                                             ------------      ------------      ------------      ------------
                                                                    2,023             2,158             5,279             4,773
                                                             ------------      ------------      ------------      ------------

           Net income ..................................     $      7,971      $      5,378      $     15,451      $     10,413
                                                             ============      ============      ============      ============

Earnings per common share - Basic ......................     $       0.28      $       0.19      $       0.55      $       0.37
                                                             ------------      ------------      ------------      ------------
                            Diluted ....................     $       0.27      $       0.18      $       0.53      $       0.36
                                                             ------------      ------------      ------------      ------------
Weighted average number of shares outstanding - Basic ..       28,289,504        28,289,504        28,289,504        28,289,504
                                              - Diluted.       29,045,504        29,045,504        29,045,504        29,039,504

     The accompanying notes are an integral part of these statements.

R&G Financial Corporation
Consolidated Statements of Comprehensive Income

                                                                Three month                 Six month
                                                               period ended                period ended
                                                                  June 30,                    June 30,
                                                           ----------------------      ----------------------
                                                             1998          1997          1998          1997
                                                           --------      --------      --------      --------
                                                                (Unaudited)                (Unaudited)
                                                                         (Dollars in thousands)

Net Income ...........................................     $  7,971      $  5,378      $ 15,451      $ 10,413
                                                           --------      --------      --------      --------
Other comprehensive income, before tax:

Unrealized gains (losses) on securities:

     Arising during period ...........................          549         1,262           309          (331)
     Less: Reclassification adjustments for gains
     included in net income ..........................           --            --          (149)          (25)
                                                           --------      --------      --------      --------
                                                                549         1,262           160          (356)

Income tax (expense) benefit related to items of other
comprehensive income .................................         (214)         (492)          (62)          139
                                                           --------      --------      --------      --------

Other comprehensive income, net of tax ...............          335           770            98          (217)
                                                           --------      --------      --------      --------

Comprehensive income, net of tax .....................     $  8,306      $  6,148      $ 15,549      $ 10,196
                                                           ========      ========      ========      ========


        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six month
                                                                                        Period ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                      1998        1997
                                                                                   ---------    ---------
                                                                                         (Unaudited)

                                                                                  (Dollars in thousands)
Cash flows from operating activities:
     Net income
           Adjustments to reconcile net income to net cash provided by operating
             activities: .......................................................   $  15,451    $  10,413
                                                                                   ---------    ---------
           Depreciation and amortization .......................................       1,347        1,324
           Amortization of premium (accretion of discount) on investments and
             mortgage-backed securities, net ...................................          (9)        (202)
           Amortization of deferred loan origination fees and accretion of
             discount on loans, net ............................................        (109)        (317)
           Amortization of servicing rights ....................................       1,323          813
           Provision for loan losses ...........................................       3,000        2,945
           Provision for bad debts in accounts  receivable .....................         150          150
           Gain on sales of mortgage loans .....................................      (2,662)        (125)
           Gain on sales of investment securities available for sale ...........        (149)         (25)
           Unrealized profit on trading securities .............................      (1,888)      (5,604)
           (Increase) decrease in mortgage loans held for sale .................     (43,454)      23,204
           Net increase in mortgage-backed and investment securities held for
             trading ...........................................................     (42,797)    (122,793)
           Increase in receivables .............................................      (1,534)      (1,309)
           Decrease in other assets ............................................         376          601
           Increase in notes payable ...........................................      58,485       40,370
           Increase (decrease) in accounts payable and accrued liabilities .....       3,013         (139)
           Decrease in other liabilities .......................................         562         (796)
                                                                                   ---------    ---------
               Total adjustments ...............................................     (24,346)     (61,903)
                                                                                   ---------    ---------
               Net cash used in operating activities ...........................      (8,895)     (51,490)
                                                                                   ---------    ---------
Cash flows from investing activities:
      Purchases of investment securities .......................................     (31,501)     (37,963)
      Proceeds from sales and maturities of securities available for sale ......      33,933        9,820
      Proceeds from maturities of securities held to maturity ..................       4,405         --
      Principal repayments on mortgage-backed securities .......................       5,730        3,912
      Proceeds from sales of loans .............................................      73,398        6,016
      Net originations of loans ................................................    (287,329)    (124,571)
      Purchases of  FHLB stock, net ............................................      (4,160)        (550)
      Acquisition of premises and equipment ....................................      (2,764)      (2,243)
      Net increase  in foreclosed real estate ..................................      (1,070)         (62)
      Acquisition of servicing rights ..........................................      (8,712)      (3,380)
                                                                                   ---------    ---------
               Net cash used by investing activities ...........................    (218,070)    (149,021)
                                                                                   ---------    ---------

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)

                                                                                          Six month
                                                                                        Period ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                      1998        1997
                                                                                   ---------    ---------
                                                                                         (Unaudited)

                                                                                  (Dollars in thousands)
Cash flows from financing activities:
     Increase in deposits - net ................................................      98,421       58,383
     Increase in federal funds purchased .......................................       5,000       11,850
     Increase in securities sold under agreements to repurchase - net ..........      42,786      100,873
     Payments on secured borrowings ............................................        --         (1,735)
     Advances from FHLB ........................................................      79,400       35,000
     Repayment of advances from FHLB ...........................................        --        (20,000)
     Repayment of subordinated notes ...........................................      (3,250)        --
     Payments on notes payable .................................................        --         (2,400)
     Capital contribution to subsidiary ........................................         (12)        --
     Cash dividends on common stock ............................................      (1,468)      (1,130)
                                                                                   ---------    ---------
               Net cash provided by financing activities .......................     220,877      180,841
                                                                                    ---------    ---------
Net decrease in cash and cash equivalents ......................................      (6,088)     (19,670)
Cash and cash equivalents at  beginning of  period .............................      68,366       98,856
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $  62,278    $  79,186
                                                                                   =========    =========
Cash and cash equivalents include:
     Cash and due from banks ...................................................   $  22,900    $  33,739
     Securities purchased under agreements to resell ...........................       8,000       14,006
     Time deposits with other banks.............................................      31,378       31,441
     Federal funds sold ........................................................        --           --
                                                                                   ---------    ---------
                                                                                   $  62,278    $  79,186
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

         R&G Mortgage is engaged primarily in the business of originating FHA-insured, VA guaranteed, and privately insured first and second mortgage loans on residential real estate. R&G Mortgage pools loans into mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a seller-servicer of conventional loans. R&G Mortgage is licensed by the Commissioner of Financial Institutions of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

         The  Bank  provides  a  full  range  of  banking  services,   including
residential, commercial and personal loans and a diversified range of deposit products through eighteen branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank also provides private banking, trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1998, and the results of operations and changes in its cash flows for the three and six months ended June 30, 1998 and 1997.

         The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

         Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the three and six month periods ended June 30, 1997 to conform to the presentation for the 1998 respective periods.

Basis of consolidation

         All significant inter-company balances and transactions have been eliminated in the accompanying unaudited financial statements.

Reporting Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130- "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to report all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distribution to owners. The only item of comprehensive income reported by the Company is the unrealized gains on securities available for sale which, at January 1, 1998, amounted to $1.2 million net of tax.

Accountings for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically accounted as a hedge. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation, as follows:

     For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

     For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment.

     For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement.

Management is evaluating its hedging strategy in light of this new pronouncement to establish the initial designation of its hedging activities and determine the effect and timing of adoption. However, due to the relatively limited extent to which the Company is using derivative instruments and the simple nature of the instruments used, management does not expect the impact of adoption to be significant.

NOTE 2  -         EARNINGS PER SHARE

         Basic earnings per common share for the three and six months ended June 30, 1998 and 1997 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 28,289,504. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation. The Company's weighted average number of shares outstanding for purposes of diluted earnings per share was 29,045,504 for the three month periods ended June 30, 1998 and 1997, respectively, and 29,045,504 and 29,039,504 for the six month periods ended June 30, 1998 and 1997, respectively.

         On June 25, 1998 the Company effected a 2 for 1 stock split on the Company's common stock, in the form of a stock dividend of one additional share of common stock for each share of common stock held of record as of June 12, 1998. Following distribution of the additional shares, the Company had 28,289,504 common shares outstanding. Per share information for all periods presented take into consideration the stock splits paid by the Company in June 1998 and September 1997.

NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.
                                                                      June 30,
                                                                        1998
                                                                  --------------
                                                                    (Unaudited)

Mortgage-backed securities held for trading:

     CMO residuals (all interest only).........................     $  8,020,658
     GNMA certificates.........................................      437,105,550
                                                                     -----------
                                                                    $445,126,208
                                                                    ============

                                                            June 30, 1998
                                                      ----------------------------
                                                     Amortized cost    Fair value
                                                       -----------     -----------
                                                               (Unaudited)
Mortgage-backed securities available for sale:
CMO residuals and other mortgage-backed securities     $ 8,135,222     $ 9,784,843
                                                       -----------     -----------
FNMA certificates:
     Due over ten years ..........................       8,650,944       8,734,477
                                                       -----------     -----------
FHLMC certificates:
     Due from one to five years ..................         102,302         103,935
     Due from five to ten years ..................         267,419         272,438
     Due over ten years ..........................      24,348,684      24,749,005
                                                       -----------     -----------
                                                        24,718,405      25,125,378
                                                       -----------     -----------
                                                       $41,504,571     $43,644,698
                                                       ===========     ===========
Investment securities available for sale:
U.S.  Treasury securities:
     Due within one year .........................     $   796,165     $   796,000
     Due from one to five years ..................      30,514,345      30,543,368
                                                       -----------     -----------
                                                        31,310,510      31,339,368
                                                       -----------     -----------
U.S. Government and agencies securities:
     Due within one year .........................       5,000,000       4,998,830
     Due from one to five years ..................      26,345,956      26,359,825
     Due from five to ten years ..................       5,021,473       5,000,810
                                                       -----------     -----------
                                                        36,367,429      36,359,465
                                                       -----------     -----------

FHLB stock .......................................       9,066,367       9,066,367
                                                       -----------     -----------

                                                       $76,744,306     $76,765,200
                                                       ===========     ===========

         Mortgage backed securities available for sale include interest only securities with an amortized cost of $3,522,553 as of June 30, 1998, which are primarily associated with the sale by the Company in prior years of collaterized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

                                                                      June 30, 1998
                                                              -----------------------------

                                                              Amortized cost     Fair value
                                                                -----------     -----------
                                                                      (Unaudited)
Investment securities held to maturity:
U.S. Treasury securities-
     Due within one year ..................................     $   309,977     $   310,000

Puerto Rico Government obligations-
     Due from five to ten years ...........................       5,953,560       5,919,424
                                                                -----------     -----------

                                                                $ 6,263,537     $ 6,229,424
                                                                ===========     ===========

Mortgage-backed securities held to maturity:
GNMA certificates:
     Due from one to five years ...........................     $    42,608     $    43,282
     Due over ten years ...................................      17,130,644      16,589,595
                                                                -----------     -----------
                                                                 17,173,252      16,632,877
                                                                -----------     -----------

Federal National Mortgage Association (FNMA) certificates -
     Due over ten years ...................................      13,689,027      14,017,261
                                                                -----------     -----------

Federal Home Loan Mortgage Corporation (FHLMC)
certificates -
     Due over ten years ...................................         261,466         254,544
                                                                -----------     -----------

                                                                $31,123,745     $30,904,682
                                                                ===========     ===========

NOTE 4  -          LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consists of the following:

                                                 June 30,          December 31,
                                                   1998                1997
                                               -------------      -------------
                                                         (Unaudited)
Real estate loans:
     Residential - first mortgage ........     $ 649,101,374      $ 476,728,996
     Residential - second mortgage .......        18,453,562         17,831,079
     Construction ........................        17,409,652         13,367,513
     Commercial ..........................        99,295,900         87,506,802
                                               -------------      -------------
                                                 784,260,488        595,434,390
Undisbursed portion of loans in process ..        (8,524,465)        (6,218,039)
Net deferred loan fees ...................            90,267            172,019
                                               -------------      -------------
                                                 775,826,290        589,388,370
                                               -------------      -------------
Other loans:
     Commercial ..........................        42,624,109         39,127,363
     Consumer:
        Secured by deposits ..............        14,087,109         12,471,772
        Secured by real estate ...........        76,186,607         81,251,989
        Other ............................        42,776,592         50,103,282
Unamortized discount .....................          (143,351)          (151,460)
Unearned interest ........................          (259,148)          (360,195)
                                               -------------      -------------
                                                 175,271,918        182,442,751
                                               -------------      -------------

        Total loans ......................       951,098,208        771,831,121
     Allowance for loan losses ...........        (6,694,925)        (6,771,702)
                                               -------------      -------------
                                               $ 944,403,283      $ 765,059,419
                                               =============      =============

The changes in the allowance for loan losses follow:

                                                          Six months ended
                                                              June 30,
                                                      --------------------------
                                                        1998              1997
                                                      -------           -------
                                                            (Unaudited)
                                                       (Dollars in thousands)
Balance, beginning of period ...............          $ 6,772           $ 3,332
Provision for loan losses ..................            3,000             2,945
Loans charged-off ..........................           (3,212)           (2,090)
Recoveries.................................               135               224
                                                      -------           -------
Balance, end of period .....................          $ 6,695           $ 4,411
                                                      =======           =======

NOTE 5  -         COMMITMENTS AND CONTINGENCIES

Commitments to developers providing end loans

         The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $407.4 million at June 30, 1998. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.

Loans in process

         Loans in process pending final approval and/or closing amounted to approximately $150.7 million at June 30, 1998.


Commitments to buy and sell GNMA certificates

         As of June 30, 1998, the Company had open commitments to issue GNMA certificates of approximately $38.4 million.


Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

         At June 30, 1998, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amount to approximately $379.7 million at June 30, 1998. Liability, if any, under the recourse provisions at June 30, 1998 is estimated by management to be insignificant.

Item 2:  Management's Discussion and Analysis

Financial Condition

         At June 30, 1998, the Company's total assets amounted to $1.8 billion, as compared to $1.5 billion at December 31, 1997. The $264.2 million or 17.5% increase in total assets during the six month period ended June 30, 1998 was primarily attributable to a $179.3 million or 23.4% increase in loans receivable, net, which reflects net originations following repayments and sales, a $44.7 million or 11.1% increase in mortgage-backed securities held for trading, and a $43.4 million or 92.6% increase in mortgage loans held for sale, respectively.

         The increase in the Company's assets was funded primarily by increased deposits of $98.5 million or 13.6%, a $79.4 million or 189.0% increase in FHLB advances, a $58.5 million or 36.7% increase in notes payable, and a $42.8 million or 11.2% increase in securities sold under agreements to repurchase.

         At June 30, 1998, the Company's stockholders' equity amounted to $152.1 million, which is an increase of $14.1 million or 10.2% from the amount reported at December 31, 1997. The primary reason for the increase was the net income earned during the six month period ended June 30, 1998, which was partially offset by $1.5 million of dividends paid during such period. At June 30, 1998, the Bank's leverage and Tier 1 risk-based capital amounted to 6.83% and 11.42% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 12.44%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $8.0 million and $15.5 million during the three and six month periods ended June 30, 1998, respectively, as compared to $5.4 million and $10.4 million during the prior comparable periods, or an increase during such periods of $2.6 million or 48.2% and $5.0 million or 48.4%, respectively.

         Total revenues for the six month period ended June 30, 1998 amounted to $43.2 million, a $9.5 million or 28.1% increase over the comparable 1997 period. The increase in revenues during the six month period ended June 30, 1998 was primarily attributable to a $4.1 million or 25.0% increase in net interest income and a $3.8 million or 33.3% increase in net gain on origination and sale of loans. The increase in net interest income is primarily due to an $8.2 million or 25.6% increase in interest income on loans, which is primarily associated with an increase in the average balance of the outstanding loan portfolio, and to a $6.4 million or 75.9% increase in interest income on mortgage - backed securities due to an increase in securities held for trading in the 1998 period. The increase in net gain on origination and sale of loans reflects an increase in mortgage loan originations during the 1998 period. The volume of loan originations increased 63% to approximately $684.1 million during such period. Contributing also to the increase in revenues during the six month period ended June 30, 1998 was a $677,000 or 9.9% increase in loan administration and servicing fees, as the Company's servicing portfolio expanded by 13.1% over the prior year to $3.4 billion, and a $446,000 or 20.2% increase in service charges, fees and other miscellaneous revenue sources, due mainly to an increase in banking fees associated with an increased number of deposit accounts during the 1998 period.

         Total revenues for the quarter ended June 30, 1998 amounted to $22.3 million, a $5.1 million or 29% increase over the comparable quarter in 1997. The increase in total revenues during the 1998 quarter was primarily attributable to a $2.2 million or 25.8% increase in net interest income, a $1.8 million or 32.0% increase in net gain on origination and sale of loans and a $298,000 or 8.4% increase in loan administration and servicing fees. In addition, an increase in trading revenue resulted from the absence of a $374,000 loss in the 1997 quarter.

         Total expenses increased by $3.9 million or 21.2% during the six months ended June 30, 1998, over the prior comparable periods. The increase during the six month period ended June 30, 1998 was due primarily to a $1.2 million or 18.2% increase in employee compensation and benefits associated with an increase in the number of employees to accomodate a higher loan production during the 1998 period, and a $372,000 or 10.3% increase in occupancy expenses related to the completion in late 1997 of the remodeling work of six branches acquired in 1995 from another financial institution. Other miscellaneous expenses increased by $2.4 million or 28.5% mainly as a result of a $450,000 increase in advertising costs associated with an increase in loan production and a $515,000 increase in amortization expenses of the Company's servicing asset.

          Total operating expenses increased by $2.6 million or 26.9% during the three month period ended June 30, 1998. The increase was due to a $778,000 or 22.6% increase in employee compensation and benefits, a $152,000 or 7.5% increase in occupancy expenses, and a $1.7 million or 39.6% increase in other miscellaneous expenses. These expenses increased during such three month period for the reasons noted above.

         Total income tax expense decreased by $135,000 or 6.3% and increased by $506,000 or 10.6% during the three and six month periods ended June 30, 1998, respectively, over the prior comparable periods. The decrease during the three month period ended June 30, 1998 is primarily associated with the purchase, at a discount, of certain investment tax credits during the period. The increase during the six month period ended June 30, 1998 is due primarily to a $5.5 million or 36.5% increase in income before taxes during such period. The Company's effective tax rate amounted to 20.2% and 25.5% during the three and six month periods ended June 30, 1998, compared to 28.6% and 31.4% in the 1997 comparable periods. The decrease in 1998 of the Company's effective tax rate is primarily associated with an increase in the Company's exempt interest income from GNMA mortgage backed securities .

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 1998, the Company had $141.0 million in borrowing capacity under warehousing lines of credit, $441.2 million in borrowings capacity under a line of credit with the FHLB of New York and $ 15 million of borrowing capacity under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At June 30, 1998, the Company had outstanding commitments to originate non-mortgage loans of $19.1 million. Certificates of deposit which are scheduled to mature within one year totaled $397.0 million at June 30, 1998, and borrowings that are scheduled to mature within the same period amounted to $695.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1998, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.83%, 11.42% and 12.44%, respectively.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

         In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in Item 7A of the Company's Annual report on Form 10-K. Management believes there have been no material changes in the Company's market risk since December 31, 1997.


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

         Not applicable

Item 3:  Defaults Upon Senior Securities

         Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

         The  Company's  Annual  Meeting of  Stockholders  was held on April 23,
1998.

         1. With respect to the election of four directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2001 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:


Ana M.  Armendariz Class A - For  18,440,556  Withheld 0    Against        0
                   Class B - For   3,647,250  Withheld 0    Against    9,100


Victor L.  Galan   Class A - For  18,440,556  Withheld 0    Against        0
                   Class B - For   3,647,250  Withheld 0    Against    9,100


Benigno Fernandez  Class A - For  18,440,556  Withheld 0    Against        0
                   Class B - For   3,647,250  Withheld 0    Against    9,100


Pedro L.  Ramirez  Class A - For  18,440,556  Withheld 0    Against        0
                   Class B - For   3,647,250  Withheld 0    Against    9,100


         2. With respect to the amendment of the Company's certificate of Incorporation to increase the authorized number of shares of Common Stock from 25,000,000 to 60,000,000, the following are the number of shares voted:

                   Class A - For 18,440,556    Withheld  0    Against      0
                   Class B - For  3,648,410    Withheld 180   Against  9,210


         3. With respect to the ratification of the appointment of Price Waterhouse as the Company's independent auditors for the fiscal year ending December 31, 1998, the following are the number of shares voted:

                   Class A - For 18,440,556    Withheld 0     Against      0
                   Class B - For  3,657,800    Withheld 0     Against      0

Item 5.  Other Information

Deadlines for Shareholder Proposals

Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended, effective June 29, 1998:

(1) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 is December 1, 1998.

(2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is December 31, 1998.


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


                                                   R&G FINANCIAL CORPORATION



Date: July 31, 1998                          By:   /S/ VICTOR J. GALAN
                                                   -------------------
                                                   Victor J. Galan, Chairman
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)



                                             By:   /S/ JOSEPH R. SANDOVAL
                                                   Joseph R. Sandoval
                                                   Vice President and
                                                   Chief Financial Officer