Form 10-Q
period 1998-09-30
R&G FINANCIAL CORP
filed 1998-11-12
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              YES [ X ]    NO [   ]


Number of shares of Class B Common Stock  outstanding  as of September 30, 1998:
10,146,091. (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
                                                                           Page

Item 1.  Consolidated Financial Statements ...............................    3

            Consolidated Statement of Financial Condition as of
                 September 30, 1998 (Unaudited) and December 31, 1997......   3

            Consolidated Statements of Income for the Three and Nine
                 Months Ended September 30, 1998 and 1997 (Unaudited)......   4

            Consolidated Statements of Comprehensive Income for the Three and
                 Nine Months Ended September 30, 1998 and 1997 (Unaudited)..  5

            Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1998 and 1997 (Unaudited) .............  6

            Notes to Unaudited Consolidated Financial Statements ...........  7

Item 2...Management's Discussion and Analysis............................... 14


Item 3...Quantitative and Qualitative Disclosures About Market Risk......... 17


Part II  - Other Information

Item 1.  Legal Proceedings ................................................. 18

Item 2.  Changes in Securities ............................................. 18

Item 3.  Defaults upon Senior Securities ................................... 18

Item 4.  Submission of Matters to a Vote of security Holders................ 18

Item 5.  Other Information ................................................. 18

Item 6.  Exhibits and Reports on Form 8-K .................................. 18

         Signatures ........................................................ 19

                         PART 1 - FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   September 30,   December 31,
                                                                                        1998           1997
                                                                                     ----------     ----------
                                                                                    (Unaudited)
                                                                                       (Dollars in thousands)
ASSETS

Cash and due from banks ........................................................     $   20,635     $   32,607
Money market investments:
    Securities purchased under agreements to resell ............................          7,000         16,000
    Time deposits with other banks .............................................         34,645         16,759
    Federal funds sold .........................................................           --            3,000
Mortgage loans held for sale, at lower of cost or market .......................        163,536         46,885
Mortgage-backed securities held for trading, at fair value .....................        468,770        400,457
Mortgage-backed securities available for sale, at fair value ...................         42,319         46,004
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1998 - $ 29,256; 1997 - $33,186) ......................         29,451         33,326
Investment securities held for trading, at fair value ..........................           --              581
Investment securities available for sale, at fair value ........................         46,527         75,863
Investment securities held to maturity, at amortized cost
(estimated market value: 1998 - $6,312; 1997 - $10,656) ........................          6,340         10,693
Loans receivable, net ..........................................................        926,799        765,059
Accounts receivable, including advances to investors, net ......................          7,442          7,359
Accrued interest receivable ....................................................         12,936         10,346
Servicing  asset ...............................................................         32,989         21,213
Premises and equipment .........................................................         11,708          9,528
Other assets ...................................................................         18,933         15,065
                                                                                     ----------     ----------
                                                                                     $1,830,030     $1,510,745
                                                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..................................................................     $  875,492     $  722,418
     Federal funds purchased ...................................................           --           10,000
     Securities sold under agreements to repurchase ............................        440,238        382,283
     Notes payable .............................................................        167,388        159,304
     Advances from FHLB ........................................................        101,700         42,000
     Other secured borrowings ..................................................           --           34,359
     Accounts payable and accrued liabilities ..................................         27,761         15,872
     Other liabilities .........................................................          4,031          3,205
                                                                                     ----------     ----------

Subordinated  notes ............................................................      1,616,610      1,369,442
                                                                                     ----------     ----------
                                                                                           --            3,250
                                                                                     ----------     ----------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

                                                                                   September 30,   December 31,
                                                                                        1998           1997
                                                                                     ----------     ----------
                                                                                    (Unaudited)
                                                                                       (Dollars in thousands)
Stockholders'equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:

          7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding ..................         50,000           --

      Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized; issued and
           Outstanding - 18,440,556 shares in 1998 and 9,220,278 in 1997
          Class B - $.01 par value, 20,000,000 shares authorized; issued and ...            184             92
           Outstanding - 10,146,091 shares in 1998 and 4,924,474 in 1997 .......            102             49
     Additional paid-in capital ................................................         41,544         38,348
     Retained earnings .........................................................        117,509         96,129
     Capital reserves of the Bank ..............................................          2,215          2,215
     Accumulated other comprehensive income ....................................          1,866          1,220
                                                                                     ----------     ----------
                                                                                        213,420        138,054
                                                                                     ----------     ----------
                                                                                     $1,830,030     $1,510,745
                                                                                     ==========     ==========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three month                          Nine month
                                                                         period ended                        period ended
                                                                         September 30,                       September 30,
                                                                ------------------------------      ------------------------------
                                                                    1998              1997              1998              1997
                                                                ------------      ------------      ------------      ------------
                                                                         (Unaudited)                           (Unaudited)
                                                                        (Dollars in thousands except for per share data)
Interest income:
     Loans ................................................     $     24,591      $     18,859      $     64,735      $     50,818
     Money market and other investments ...................            1,425             1,295             4,391             4,024
     Mortgage-backed securities ...........................            8,446             6,059            23,374            14,543
                                                                ------------      ------------      ------------      ------------
          Total interest income ...........................           34,462            26,213            92,500            69,385
                                                                ------------      ------------      ------------      ------------
Interest expense:

     Deposits .............................................           10,128             8,363            27,557            24,131
     Securities sold under agreements to repurchase .......            7,320             3,936            19,175             7,754
     Notes payable ........................................            3,295             2,573             9,405             6,985
     Secured borrowings ...................................             --                 936              --               2,869
     Other ................................................            1,983               619             3,829             1,216
                                                                ------------      ------------      ------------      ------------
          Total interest expense ..........................           22,726            16,427            59,966            42,955
                                                                ------------      ------------      ------------      ------------
Net interest income .......................................           11,736             9,786            32,534            26,430
Provision for loan losses .................................           (1,500)           (1,700)           (4,500)           (4,645)
                                                                ------------      ------------      ------------      ------------
Net interest income after provision for loan losses .......           10,236             8,086            28,034            21,785
                                                                ------------      ------------      ------------      ------------
Other income:
     Net gain on origination and sale of loans ............            8,948             6,109            24,001            17,400
     Net profit (loss) on trading account .................             --                (386)               15              (744)
     Net gain on sales of investments available for sale ..              122                31               271                56
     Loan administration and servicing fees ...............            3,700             2,895            11,220             9,738
     Service charges, fees and other ......................            1,403             1,278             4,059             3,488
                                                                ------------      ------------      ------------      ------------
                                                                      14,173             9,927            39,565            29,938
                                                                ------------      ------------      ------------      ------------

          Total revenues ..................................           24,409            18,013            67,600            51,723
                                                               ------------      ------------      ------------      ------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (continued)

                                                                         Three month                          Nine month
                                                                         period ended                        period ended
                                                                         September 30,                       September 30,
                                                                ------------------------------      ------------------------------
                                                                    1998              1997              1998              1997
                                                                ------------      ------------      ------------      ------------
                                                                         (Unaudited)                           (Unaudited)
                                                                        (Dollars in thousands except for per share data)
Operating expenses:
     Employee compensation and benefits ...................            4,181             3,269            11,951             9,485
     Office occupancy and equipment .......................            2,209             1,902             6,200             5,521
     Other administrative and general .....................            5,672             4,440            16,372            12,769
                                                                ------------      ------------      ------------      ------------
                                                                      12,062             9,611            34,523            28,135
                                                                ------------      ------------      ------------      ------------
Income before income taxes ................................           12,347             8,402            33,077            23,588
                                                                ------------      ------------      ------------      ------------
Income tax expense:
     Current ..............................................            2,759             1,067             5,366             3,893
     Deferred .............................................            1,051             1,284             3,723             3,231
                                                                ------------      ------------      ------------      ------------
                                                                       3,810             2,351             9,089             7,124
                                                                ------------      ------------      ------------      ------------

          Net income ......................................     $      8,537      $      6,051      $     23,988      $     16,464
                                                                ============      ============      ============      ============

 Earnings per common share - Basic ........................     $       0.30      $       0.21      $       0.85      $       0.58
                                                                ------------      ------------      ------------      ------------
                             Diluted ......................     $       0.29      $       0.21      $       0.82      $       0.57
                                                                ------------      ------------      ------------      ------------
Weighted average number of shares outstanding - Basic .....       28,487,599        28,289,504        28,355,536        28,289,504
                                              - Diluted ...       29,243,599        29,045,504        29,111,536        29,041,504


     The accompanying notes are an integral part of these statements.

R&G Financial Corporation
Consolidated Statements of Comprehensive Income



                                                                   Three month               Nine month
                                                                  period ended              period ended
                                                                 September 30,              September 30,
                                                           ----------------------      ----------------------
                                                             1998           1997         1998          1997
                                                                (Unaudited)                 (Unaudited)
                                                                         (Dollars in thousands)
Net Income ...........................................     $  8,537      $  6,051      $ 23,988      $ 16,464
                                                           --------      --------      --------      --------
Other comprehensive income, before tax:

Unrealized gains (losses) on securities:

    Arising during period ............................        1,020        (1,626)        1,330         1,358
    Less:   Reclassification adjustments for gains
            included in  net income ..................         (122)          (31)         (271)          (56)
                                                           --------      --------      --------      --------
                                                                898        (1,657)        1,059         1,302

Income tax (expense) benefit related to items of other
comprehensive income .................................         (350)         (646)         (413)         (508)
                                                           --------      --------      --------      --------

Other comprehensive income, net of tax ...............          548        (1,011)          646           794
                                                           --------      --------      --------      --------

Comprehensive income, net of tax .....................     $  9,085      $  5,040      $ 23,634      $ 17,258
                                                           ========      ========      ========      ========

        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         Nine month
                                                                                                        Period ended
                                                                                                        September 30,
                                                                                                 -----------------------
                                                                                                   1998            1997
                                                                                                 ---------      ---------
                                                                                                         (Unaudited)
                                                                                                   (Dollars in thousands)
Cash flows from operating activities:
     Net income ............................................................................     $  23,988      $  16,464
                                                                                                 ---------      ---------
           Adjustments to reconcile net income to net cash provided by operating activities:         2,104
           Depreciation and amortization ...................................................         2,104          2,013
           Amortization of premium (accretion of discount) on investments and
               mortgage-backed  securities, net ............................................           (45)          (321)
           Accretion of discount on loans, net .............................................          (136)          (375)
           Amortization of servicing rights ................................................         2,172          1,261
           Provision for loan losses .......................................................         4,500          4,645
           Provision for bad debts in accounts  receivable .................................           225            225
           Gain on sales of mortgage loans .................................................        (5,371)        (1,208)
           Gain on sales of investment securities available for sale .......................          (271)           (56)
           Unrealized profit on trading securities .........................................        (4,117)        (8,479)
           Increase in mortgage loans held for sale ........................................       (40,270)       (57,699)
           Net increase in mortgage-backed and investment securities held for
               trading .....................................................................       (63,615)      (205,263)
           Increase in receivables .........................................................        (2,724)        (3,215)
           Decrease in other assets ........................................................           879          1,441
           Increase in notes payable .......................................................         8,084         32,223
           Increase in accounts payable and accrued liabilities ............................        10,961          3,670
           Increase (decrease) in other liabilities ........................................           601           (549)
                                                                                                 ---------      ---------
               Total adjustments ...........................................................       (87,023)      (231,687)
                                                                                                 ---------      ---------
               Net cash used in operating activities .......................................       (63,035)      (215,223)
                                                                                                 ---------      ---------
Cash flows from investing activities:
      Purchases of investment securities ...................................................       (37,542)       (60,465)
      Proceeds from sales and maturities of securities available for sale ..................        72,367         25,403
      Proceeds from maturities of securities held to maturity ..............................         4,715            100
      Principal repayments on mortgage-backed securities ...................................         9,582          6,503
      Proceeds from sales of loans .........................................................       172,917         55,607
      Net originations of loans ............................................................      (422,252)      (146,963)
      Purchases of  FHLB stock, net ........................................................        (6,211)          (659)
      Net assets acquired, net of cash received ............................................         4,288           --
      Acquisition of premises and equipment ................................................        (3,931)        (2,740)
      Net increase  in foreclosed real estate ..............................................        (1,139)          (302)
      Acquisition of servicing rights ......................................................       (13,947)        (6,448)
                                                                                                 ---------      ---------
               Net cash used by investing activities .......................................      (221,153)      (129,964)
                                                                                                 ---------      ---------

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                                                                         Nine month
                                                                                                        Period ended
                                                                                                        September 30,
                                                                                                 -----------------------
                                                                                                   1998            1997
                                                                                                 ---------      ---------
                                                                                                         (Unaudited)
                                                                                                   (Dollars in thousands)
Cash flows from financing activities:

     Increase in deposits - net ............................................................       131,938         86,808
     Decrease in federal funds purchased ...................................................       (10,000)          --
     Increase in securities sold under agreements to repurchase - net ......................        57,955        235,234
     Payments on secured borrowings ........................................................          --          (13,315)
     Advances from FHLB ....................................................................       114,400        151,700
     Repayment of advances from FHLB .......................................................       (58,400)      (124,500)
     Repayment of subordinated notes .......................................................        (3,250)          --
     Payments on notes payable .............................................................          --           (2,400)
     Net proceeds from issuance of Series A Preferred Stock ................................        48,079           --
     Capital contribution to subsidiary ....................................................           (12)          --
     Cash paid in lieu of fractional shares on stock split .................................          --              (11)
     Cash dividends on common stock ........................................................        (2,608)        (1,739)
                                                                                                 ---------      ---------
               Net cash provided by financing activities ...................................       278,102        331,777
                                                                                                 ---------      ---------
Net decrease in cash and cash equivalents ..................................................        (6,086)       (13,410)
Cash and cash equivalents at  beginning of  period .........................................        68,366         98,856
                                                                                                 ---------      ---------
Cash and cash equivalents at end of period .................................................     $  62,280      $  85,446
                                                                                                 =========      =========
Cash and cash equivalents include:
     Cash and due from banks ...............................................................     $  20,635      $  27,386
     Securities purchased under agreements to resell .......................................         7,000          7,501
     Time deposits with other banks ........................................................        34,645         50,559
                                                                                                 ---------      ---------
     Federal funds sold ....................................................................     $  62,280      $  85,446
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

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1998, and the results of operations and changes in its cash flows for the three and nine months ended September 30, 1998 and 1997.

         The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

         Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the three and nine month periods ended September 30, 1997 to conform to the presentation for the 1998 respective periods.

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

Accountings for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically accounted as a hedge. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

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

NOTE 2 - EARNINGS PER SHARE

         Basic earnings per common share for the three and nine months ended September 30, 1998 and 1997 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods, which was 28,487,599 and 28,355,536 for the three and nine month periods ended September 30, 1998, respectively, and 28,289,504 for the three and nine month periods ended September 30, 1997. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation. The Company's weighted average number of shares outstanding for purposes of diluted earnings per share was 29,243,599 and 29,045,504 for the three month periods ended September 30, 1998 and 1997, respectively, and 29,111,536 and 29,041,504 for the nine month periods ended September 30, 1998 and 1997, respectively.

         On June 25, 1998 the Company effected a 2 for 1 stock split on the Company's common stock, in the form of a stock dividend of one additional share of common stock for each share of common stock held of record as of June 12, 1998. Following distribution of the additional shares, the Company had 28,289,504 common shares outstanding. Per share information for all periods presented take into consideration the stock split paid by the Company in June 1998.

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.



                                                                  September 30,
                                                                       1998
                                                                --------------
                                                                   (Unaudited)


Mortgage-backed securities held for trading:

     CMO residuals (all interest only)..................        $    7,581,271
     GNMA certificates..................................           461,188,966
                                                                --------------
                                                                $  468,770,237
                                                                ==============


                                                          September 30, 1998
                                                      ----------------------------
                                                      Amortized cost    Fair value
                                                       -----------     -----------
                                                                (Unaudited)
Mortgage-backed securities available for sale:
CMO residuals and other mortgage-backed securities     $ 7,991,355     $ 9,703,108
                                                       -----------     -----------

FNMA certificates-
     Due over ten years ..........................       8,461,638       8,772,270
                                                       -----------     -----------

FHLMC certificates:
     Due from one to five years ..................          95,595          97,193
     Due from five to ten years ..................         253,515         258,610
     Due over ten years ..........................      22,562,506      23,487,857
                                                       -----------     -----------
                                                        22,911,616      23,843,660
                                                       -----------     -----------
                                                       $39,364,609     $42,319,038
                                                       ===========     ===========

Investment securities available for sale:
U.S. Government and agencies securities: .........     $29,997,015     $30,099,222
     Due from one to five years ..................       5,020,757       5,023,300
                                                       -----------     -----------
     Due from five to ten years ..................      35,017,772      35,122,522
                                                       -----------     -----------

FHLB stock .......................................      11,404,867      11,404,867
                                                       -----------     -----------
                                                       $46,422,639     $46,527,389
                                                       ===========     ===========

         Mortgage backed securities available for sale include interest only securities with an amortized cost of $3,393,687 as of September 30, 1998, which are primarily associated with the sale by the Company in prior years of collaterized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

                                                                    September 30, 1998
                                                               -----------------------------
                                                               Amortized cost     Fair value
                                                               --------------     ----------
                                                                        (Unaudited)
Investment securities held to maturity:
U.S. Treasury securities-
     Due within one year ..................................     $   192,338     $   192,000

U.S. Government and agencies securities-
     Due within one year ..................................         201,266         200,640

Puerto Rico Government obligations-
     Due from five to ten years ...........................       5,946,059       5,919,355
                                                                -----------     -----------

                                                                $ 6,339,663     $ 6,311,995
                                                                ===========     ===========

Mortgage-backed securities held to maturity:
GNMA certificates:
     Due from one to five years ...........................     $    29,977     $    32,151
     Due over ten years ...................................      16,061,291      15,553,956
                                                                -----------     -----------
                                                                 16,091,268      15,586,107
                                                                -----------     -----------

Federal National Mortgage Association (FNMA) certificates -
     Due over ten years ...................................      13,110,495      13,426,858
                                                                -----------     -----------

Federal Home Loan Mortgage Corporation (FHLMC)
certificates -
     Due over ten years ...................................         249,564         242,812
                                                                -----------     -----------

                                                                $29,451,327     $29,255,777
                                                                ===========     ===========

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consists of the following:

                                                September 30,      December 31,
                                                    1998                1997
                                               -------------      -------------
                                                 (Unaudited)
Real estate loans:
     Residential - first mortgage ........     $ 605,558,694      $ 476,728,996
     Residential - second mortgage .......        18,666,160         17,831,079
     Construction ........................        20,694,759         13,367,513
     Commercial ..........................       111,380,778         87,506,802
                                               -------------      -------------
                                                 756,300,391        595,434,390
Undisbursed portion of loans in process ..        (8,975,962)        (6,218,039)
Net deferred loan fees ...................           265,199            172,019
                                               -------------      -------------
                                                 747,589,628        589,388,370
                                               -------------      -------------
Other loans:
     Commercial ..........................        44,025,021         39,127,363
     Consumer:
        Secured by deposits ..............        15,349,809         12,471,772
        Secured by real estate ...........        84,028,404         81,251,989
        Other ............................        43,556,029         50,103,282
Unamortized discount .....................          (146,592)          (151,460)
Unearned interest ........................          (229,254)          (360,195)
                                               -------------      -------------
                                                 186,583,417        182,442,751

        Total loans ......................       934,173,045        771,831,121

     Allowance for loan losses ...........        (7,374,462)        (6,771,702)
                                               -------------      -------------
                                               $ 926,798,583      $ 765,059,419
                                               =============      =============

The changes in the allowance for loan losses follow:

                                                          Nine months ended
                                                            September 30,
                                                      --------------------------
                                                        1998              1997
                                                      -------           --------
                                                             (Unaudited)
                                                        (Dollars in thousands)
Balance, beginning of period ...............          $ 6,772           $ 3,332
Provision for loan losses ..................            4,500             4,645
Acquired reserves ..........................              363              --
Loans charged-off ..........................           (4,501)           (3,943)
Recoveries .................................              240               288
                                                      -------           -------
Balance, end of period .....................          $ 7,374           $ 4,322
                                                      =======           =======

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments to developers providing end loans

         The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $392.9 million at September 30, 1998. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.

Loans in process

         Loans in process pending final approval and/or closing amounted to approximately $154.5 million at September 30, 1998.


Commitments to buy and sell GNMA certificates

         As of September 30, 1998, the Company had open commitments to issue GNMA certificates of approximately $19.0 million.


Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

         At September 30, 1998, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amount to approximately $456.5 million at September 30, 1998. Liability, if any, under the recourse provisions at September 30, 1998 is estimated by management to be insignificant.

Item 2:  Management's Discussion and Analysis

Financial Condition

         At September 30, 1998, the Company's total assets amounted to $1.8 billion, as compared to $1.5 billion at December 31, 1997. The $321.7 million or 21.3% increase in total assets during the nine month period ended September 30, 1998 was primarily attributable to a $161.7 million or 21.1% increase in loans receivable, net, which reflects net originations following repayments and sales, a $68.3 million or 17.1% increase in mortgage-backed securities held for trading, and a $116.7 million or 248.8% increase in mortgage loans held for sale.

         The increase in the Company's assets was funded primarily by increased deposits of $153.1 million or 21.2%, a $59.7 million or 142.1% increase in FHLB advances, and a $58.0 million or 15.2% increase in securities sold under agreements to repurchase.

         At September 30, 1998, the Company's stockholders' equity amounted to $213.4 million, which is an increase of $75.4 million or 54.6% from the amount reported at December 31, 1997. The primary reason for the increase was the issuance of 2,000,000 shares in August 31,1998 of 7.40% Monthly Income Preferred Stock, Series A, for an aggregate $50 million. Also contributing to the increase in stockholders' equity was the net income for the nine month period ended September 30, 1998 of $24.0 million, which was partially offset by $2.6 million of dividends paid during such period. At September 30, 1998, the Bank's leverage and Tier 1 risk-based capital amounted to 9.01% and 15.47% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 16.60%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $8.5 million and $24.0 million during the three and nine month periods ended September 30, 1998, respectively, as compared to $6.0 million and $16.5 million during the prior comparable periods, or an increase during such periods of $2.5 million or 45.7% and $7.5 million or 41.1%, respectively.

         Total revenues for the nine month period ended September 30, 1998 amounted to $67.6 million, a $15.9 million or 30.7% increase over the comparable 1997 period. The increase in revenues during the nine month period ended September 30, 1998 was primarily attributable to a $6.1 million or 23.1% increase in net interest income and a $6.6 million or 37.9% increase in net gain on origination and sale of loans. The increase in net interest income is primarily due to a $13.9 million or 27.4% increase in interest income on loans, which is primarily associated with an increase in the average balance of the outstanding loan portfolio, and to a $8.8 million or 60.7% increase in interest income on mortgage - backed securities due to an increase in securities held for trading in the 1998 period. The increase in net gain on origination and sale of loans reflects an increase in mortgage loan originations during the 1998 period. The volume of loan originations increased 56% to approximately $1.02 billion during such period. Contributing also to the increase in revenues during the nine month period ended September 30, 1998 was a $1.5 million or 15.2% increase in loan administration and servicing fees, as the Company's servicing portfolio expanded by 18.9% over the prior year to $3.6 billion, and a $571,000 or 16.4% increase in service charges, fees and other miscellaneous revenue sources, due mainly to an increase in banking fees associated with an increased number of deposit accounts during the 1998 period.

         Total revenues for the quarter ended September 30, 1998 amounted to $24.4 million, a $6.4 million or 35.5% increase over the comparable quarter in 1997. The increase in total revenues during the 1998 quarter was primarily attributable to a $2.1 million or 22.0% increase in net interest income, a $2.8 million or 46.5% increase in net gain on origination and sale of loans and a $805,000 or 27.8% increase in loan administration and servicing fees. In addition, an increase in trading revenue resulted from the absence of a $386,000 loss in the 1997 quarter.

         Total expenses increased by $6.4 million or 22.7% during the nine months ended September 30, 1998, over the prior comparable period. The increase during the nine month period ended September 30, 1998 was due primarily to a $2.1 million or 21.4% increase in employee compensation and benefits associated with an increase in the number of employees to accomodate higher loan production during the 1998 period, and a $679,000 or 12.3% increase in occupancy expenses related to the operation of three additional branches during 1998 and the completion (in late 1997) of the remodeling work of six branches acquired in 1995 from another financial institution. Other miscellaneous expenses increased by $3.6 million or 28.2% mainly as a result of a $652,000 increase in amortization expenses of the Company's servicing asset, a $845,000 increase in advertising costs, and other expense increases associated with an increase in loan production.

          Total operating expenses increased by $2.4 million or 25.5% during the three month period ended September 30, 1998. The increase was due to a $912,000 or 27.9% increase in employee compensation and benefits, a $307,000 or 16.1% increase in occupancy expenses, and a $1.2 million or 27.7% increase in other miscellaneous expenses. These expenses increased during such three month period for the reasons noted above.

         Total income tax expense increased by $1.5 million or 62.1% and $2.0 or 27.6% during the three and nine month periods ended September 30, 1998, respectively, over the prior comparable periods. The increase during the three and nine month periods ended September 30, 1998 is due primarily to a $3.9 million or 47.0% and a $9.5 million or 40.2%, respective increase in income before taxes during such periods. Such increases also result from the absence of a $500,000 tax credit recorded in the third quarter of 1997 related to the purchase, at a discount, of certain investment tax credits. The Company's effective tax rate amounted to 30.9% and 27.5% during the three and nine month periods ended September 30, 1998, respectively, compared to 33.9% and 32.3% (excluding the referenced $500,000 tax credit) in the 1997 comparable periods. The decrease in 1998 of the Company's effective tax rate is primarily associated with an increase in the Company's exempt interest income from an increased GNMA mortgage backed securities portfolio.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 1998, the Company had $166.0 million in borrowing capacity under warehousing lines of credit, $501.6 million in borrowing capacity under a line of credit with the FHLB of New York and $ 15 million of borrowing capacity under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At September 30, 1998, the Company had outstanding commitments to extend credit totaling $25.6 million. Certificates of deposit which are scheduled to mature within one year totaled $456.7 million at September 30, 1998, and borrowings that are scheduled to mature within the same period amounted to $637.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1998, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 9.01%, 15.47% and 16.60%, respectively.

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

                  Not applicable

Item 4:  Other Information

                  Not applicable

Item 6:  Exhibits and Reports on Form 8-K

                  a)       Exhibits

                           No.
                           27     Financial Data Schedule          E-1

                  b) On August 31, 1998 the Company filed a Form 8-K with respect to the completion of the offering of its Noncumulative Perpetual Monthly Income Preferred Stock, Series A. The Form 8-K included copies of the Press Release and Certificate of Designations and Preferences with respect to such Preferred Stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             R&G FINANCIAL CORPORATION



Date:  November 4, 1998                      By: /S/ VICTOR J. GALAN
                                                 -------------------------
                                                 Victor J. Galan, Chairman
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)



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