Form 10-Q/A
period 1998-09-30
R&G FINANCIAL CORP
filed 1999-03-16
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1


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

Note:  The  undersigned  registrant  hereby  amends and restates in its entirety
       Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. Item 2 of Part I has been amended solely to insert a Year 2000 discussion.

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

Year 2000 Issue

         The Year 2000 problem is caused by the situation where computers worldwide were programmed to read only the last two digits of a calendar year to save computer memory. Those programs could read "00" as the year 1900 instead of the year 2000, and thus may not recognize dates after December 31, 1999. This misinterpretation of data could cause significant problems to banking and mortgage banking entities, such as the Company, as the use of the date calculations is extensive in daily operations for matters such as interest accruals, maturity dates, delinquency status, and customer statements. Year 2000 problems go beyond computer systems of the Company, and affect anything that uses an internal microchip such as telephones, fax machines, security and alarm systems, vaults, elevators and air conditioning systems.

         The  Company  does  not  own  any  proprietary   software   systems  or
applications and relies on those provided by third party vendors. The Company has completed the assessment of its computer hardware, software programs and data processing applications, including those provided by third party vendors. The Company has received revised programs from its third party vendors that have been modified to address the Year 2000 problem for the principal applications used in its mortgage banking and banking businesses. The Company began the testing of these revised programs and applications during November 1998, and the testing is scheduled to be completed by December 31, 1998. If the tests reveal that such programs and applications do not adequately deal with the Year 2000 problems, the Company will seek to obtain replacement programs and applications with other alternative suppliers. The Company's main computer, used principally in banking and mortgage banking operations, is Year 2000 compliant, meaning that it can properly process and calculate date-related information after January 1, 2000. The Company is in the process of replacing other equipment, primarily desktop computers that are not Year 2000 compliant. The Company intends to develop a contingency plan which is expected to be completed by March 31, 1999.

         The Company does not anticipate that the Year 2000 problem will have a material adverse effect on its financial condition or results in operations. However, Year 2000 problems suffered by third party providers of basic services, such as telephone, waste, sewer and electricity, could have an adverse impact on the daily operations of the Company. The Company would attempt to deal with any disruption of such basic services caused by the Year 2000 problem with its existing business interruption contingency plans. Under the Company's contingency plans, most office branches of the Company are presently equipped with power plants and/or generators.

         The Company estimates that the cost of addressing the Year 2000 issue will be approximately $300,000, most of which will be incurred during 1999. Most of such costs are directly related to the costs of replacing existing equipment, primarily desktop computers, which have been fully depreciated on the Company's financial statements.

         As a bank holding company, the Company could be subject to enforcement action by federal banking authorities if it fails to adequately address Year 2000 issues.


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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             R&G FINANCIAL CORPORATION



Date:  March 16, 1999                       By: /S/ VICTOR J. GALAN
                                                 -------------------------
                                                 Victor J. Galan, Chairman
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)



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