Form 10-K
period 1998-12-31
R&G FINANCIAL CORP
filed 1999-03-31
CIK 1016933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                                       OR

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-21137

                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


              Puerto Rico                                     66-0532217
--------------------------------------------------------------------------------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification Number)


              280 Jesus T. Pinero Avenue
            Hato Rey, San Juan, Puerto Rico                      00918
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

                 Class B Common Stock (par value $.01 per share)
                                (Title of Class)

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

As of March 19, 1999, the aggregate value of the 9,747,017 shares of Class B Common Stock of the Registrant issued and outstanding on such date, which excludes 399,074 shares held by all directors and officers of the Registrant as a group, was approximately $184.6 million. This figure is based on the last known trade price of $18.9375 per share of the Registrant's Class B Common Stock on March 19, 1999.

Number of  shares  of Class B Common  Stock  outstanding  as of March 19,  1999:
10,146,091

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I

Item 1. Business

                                     General

         R&G Financial Corporation (the "Company" or "R&G Financial") is the holding company for R&G Mortgage Corp., a Puerto Rico mortgage banking company ("R&G Mortgage") and R-G Premier Bank of Puerto Rico, a Puerto Rico-chartered commercial bank (the "Bank"). The Company was organized under Puerto Rico law in March 1996. In July 1996, the Company acquired the 88.1% ownership interest in the common stock of the Bank and the 100% ownership interest in the common stock of R&G Mortgage held by the Company's Chairman of the Board and Chief Executive Officer, Mr. Victor J. Galan, in exchange for shares of Class A common stock of the Company. In August 1996, the Company conducted an underwritten public offering of Class B common stock. In December 1996, the Company acquired the remaining 11.9% ownership interest in the common stock of the Bank. At December 31 1998, the Company had total consolidated assets of $2.0 billion, total consolidated borrowings of $784.2 million, total consolidated deposits of $1.0 billion, and total consolidated stockholders' equity of $221.2 million. As of December 31, 1998, the Company had 18,440,556 Class A shares of common stock outstanding, all of which were owned by Mr. Galan, and 10,146,091 publicly held Class B shares of common stock outstanding.

         Mr. Victor J. Galan, the Chairman of the Board, Chief Executive Officer and controlling shareholder of R&G Financial, originally organized R&G Mortgage in 1972. In February 1990, R&G Mortgage acquired a 74.7% interest in a two branch federal savings and loan association with total assets of $52.9 million, which was re-named R&G Federal Savings Bank. Recognizing the complementary operational aspects and cross selling opportunities that are inherent in operating both a mortgage bank and banking institution, during 1990 Mr. Galan successfully integrated both the Bank's and R&G Mortgage's operations, which structure has since been emulated in Puerto Rico. Embarking on a retail branch expansion strategy, the Bank in 1993 acquired a two branch savings and loan association with total assets of $78.6 million, in June 1995, acquired from a commercial bank $77.2 million in deposits and, after consolidation, six branch offices and, in 1998, acquired a one branch federal savings bank. In November 1994, the Bank converted to a Puerto Rico-chartered commercial bank and took its present name.

         R&G Financial competes for business in Puerto Rico by providing a wide range of financial services to residents of all of Puerto Rico's major cities through branch offices and mortgage banking facilities at 23 locations. The operations of both R&G Mortgage and the Bank have expanded substantially during the 1990's, due in large part to R&G Mortgage's emergence as the second largest originator of loans secured by single-family residential properties in Puerto Rico. During the year ended December 31, 1998, R&G Mortgage originated approximately 27.9% of all single-family residential loans originated in Puerto Rico, which has resulted in significant growth in its servicing portfolio as well as facilitated rapid expansion of the Bank's franchise and operations. R&G Mortgage's servicing portfolio has increased 307.8% since December 31, 1991 and, at December 31, 1998, R&G Mortgage serviced approximately 95,946 accounts with an aggregate loan balance of $4.8 billion. The Bank's asset size, which amounted to $1.4 billion at December 31, 1998, has increased by $1.36 billion since R&G Mortgage became affiliated with the Bank in February 1990, while the branch office network had increased from two to 20 offices.

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

         R&G Mortgage. R&G Mortgage was originally organized in 1972. R&G Mortgage is engaged primarily in the business of originating first and second mortgage loans on single family residential properties secured by real estate which are either insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). To a lesser extent, R&G Mortgage is also engaged in the origination of subprime--credit quality--residential mortgage loans through a wholly owned subsidiary ("Champion Mortgage Corporation") which commenced operations in October 1997. Approximately 20% of loan originations made by Champion Mortgage consist of subprime residential mortgage loans. Pursuant to agreements entered into between R&G Mortgage and the Bank, non-conforming conventional single-family residential loans and consumer loans secured by real estate are also originated by R&G
Mortgage for portfolio retention by the Bank. The Bank retains the non-conforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size or other underwriting technicalities at the time of origination. Jumbo loans may be packaged into collateralized mortgage obligations ("CMOs") and sold while loans with underwriting technicalities may be cured through payment experience and subsequently sold. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage originated a total of $914.1 million, $598.2 million and $448.1 million of loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $450.6 million, $285.8 million and $211.3 million during such respective periods, or 49.3%, 47.8% and 47.2%, respectively, of total originations.

         R&G Mortgage pools FHA/VA loans into mortgage-backed securities which are guaranteed by the Government National Mortgage Association ("GNMA"), which securities are sold to securities broker dealers and other investors. Conventional loans may either be sold directly to agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or to private investors, or which may be pooled into FNMA- or FHLMC-backed mortgage-backed securities which are generally sold to investors. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage sold $493.0 million, $246.1 million and $244.8 million of loans respectively, which includes loans securitized and sold but does not include loans originated for the Bank. R&G Mortgage generally retains the servicing function with respect to the loans which have been securitized and sold. R&G Mortgage is subject to regulation and examination by the FHA, FNMA, FHLMC, GNMA, VA, the Department of Housing and Urban Development ("HUD") and the Office of the Commissioner of Financial Institutions ("OCFI") of Puerto Rico.

         R-G Premier Bank. The Bank's principal business consists of attracting deposits from the general public and tax-advantaged funds from eligible Puerto Rico corporations and using such deposits, together with funds obtained from other sources, to originate (through R&G Mortgage) and purchase loans secured primarily by residential real estate in Puerto Rico, and to purchase mortgage-backed and other securities. To a lesser extent but with increasing emphasis over the past few years, the Bank also originates consumer loans, commercial business loans and loans secured by commercial real estate. Such loans offer higher yields, are generally for shorter terms and facilitate the Bank's provision of a full range of financial services to its customers. The Bank also offers trust services through its Trust Department. Total loan originations by the Bank during the years ended December 31, 1998, 1997 and 1996 amounted to $129.1 million, $89.0 million and $122.8 million, respectively. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is regulated and examined by the FDIC as its primary federal regulatory agency as well as by the OCFI.

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

                           Mortgage Banking Activities

         Loan Originations, Purchases and Sales. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage originated a total of $914.1 million, $598.2 million and $448.1 million of loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $450.6 million, $285.8 million and $211.3 million during the years ended December 31, 1998, 1997 and 1996, respectively, or 49%, 48% and 47%, respectively, of total originations. The loans originated by R&G Mortgage for the Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans secured by real estate.

         R&G Mortgage is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans which are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage originated $255.6 million, $280.1 million and $222.0 million, respectively, of FHA/VA loans, which represented 28.0%, 46.8% and 49.5%, respectively, of total loans originated during such respective periods.

         R&G Mortgage also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage originated $610.4 million, $265.9 million and $204.9 million, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market, while substantially all non-conforming conventional single-family residential loans are originated by R&G Mortgage on behalf of the Bank and either held by the Bank in its portfolio or subsequently securitized by R&G Mortgage and sold in the secondary market. All non-conforming conventional loans originated by R&G Mortgage through Champion Mortgage are held by Champion Mortgage in its portfolio or subsequently sold in the secondary market.

         Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 1998, 1997 and 1996, non-conforming conventional loans represented approximately 44%, 39% and 42%, respectively, of R&G Mortgage's total volume of mortgage loans originated, substantially all of which were originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 1998, 1997 and 1996, 85.5%, 77.5% and 88.9% of loans originated by R&G Mortgage on behalf of the Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of the Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and the Bank. See "- Lending Activities of the Bank - Origination, Purchase and Sale of Loans."

         While R&G Mortgage makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all of such loans consist of fixed-rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans is approximately $78,000 and $70,000, respectively.

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

         R&G Mortgage's loan origination activities are conducted out of its offices and mortgage banking centers. Residential mortgage loan applications are attributable to walk-in customers, existing customers and advertising and promotion, referrals from real estate brokers and builders, loan solicitors and mortgage brokers. At December 31, 1998, R&G Mortgage employed 65 loan originators who are compensated in part on a commission basis.

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

         R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage's strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market is generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $207.1 million, $158.5 million and $45.6 million of loans from third parties during the years ended December 31, 1998, 1997 and 1996, respectively.

         The following table sets forth loan originations, purchases and sales by R&G Mortgage for the periods indicated.

                                                       Year Ended December 31,
                                              ------------------------------------------
                                                 1998             1997           1996
                                              ----------      ----------      ----------
                                                        (Dollars in Thousands)
Loans Originated For the Bank:
  Conventional loans(1):
    Number of loans                                4,918           3,390           2,756
    Volume of loans                           $  402,447      $  233,488      $  190,072
  FHA/VA loans:
    Number of loans                                 --              --              --
    Volume of loans                                 --              --              --
  Consumer loans(2):
    Number of loans                                2,268           2,318           1,004
    Volume of loans                           $   48,155      $   52,287      $   21,208
  Total loans:
    Number of loans                                7,186           5,708           3,760
    Volume of loans                           $  450,602      $  285,775      $  211,280
    Percent of total volume                           40%             35%             43%
For Third Parties:
  Conventional loans(1):
    Number of loans                                2,989             444             214
    Volume of loans                           $  207,937      $   32,419      $   14,835
  FHA/VA loans:
    Number of loans                                3,298           4,107           3,117
    Volume of loans                           $  255,601      $  280,053      $  221,967
  Total loans:
    Number of loans                                6,287           4,551           3,331
    Volume of loans                           $  463,538      $  312,472      $  236,802
    Percent of total volume                           41%             39%             48%
                                              ----------      ----------      ----------
      Total loan originations                 $  914,140      $  598,247      $  448,082
                                              ==========      ==========      ==========
Loans Purchased For R&G Mortgage:
  Number of loans                                  2,506           2,052             583
  Volume of loans (3)                         $  207,070      $  158,456      $   45,604
  Percent of total volume                             19%             20%              9%
GNMA Pools Purchased for R&G Mortgage:
  Volume of loans                             $     --        $   51,537      $      --
  Percent of total volume                           --                 6%            --
                                              ----------      ----------      ----------
    Total loan originations and purchases     $1,121,210      $  808,240      $  493,686
                                              ==========      ==========      ==========

                                                                             Year Ended December 31,
                                                                 ------------------------------------------------
                                                                    1998                 1997             1996
                                                                 -----------           --------          --------
                                                                                (Dollars in Thousands)
Loans Sold To Third Parties(3):
  Conventional loans(1):
    Number of loans..................................                  2,513                429               178
    Volume of loans..................................               $194,909            $39,495          $ 12,560
  FHA/VA loans:
    Number of loans..................................                  4,413              2,775             3,564
    Volume of loans .................................               $298,108           $206,643          $232,254
  Total loans:
    Number of loans..................................                  6,926              3,204             3,742
    Volume of loans..................................               $493,017           $246,138          $244,814
    Percent of total volume..........................                     44%                30%               50%
                                                                 -----------           --------          --------
Adjustments:
  Loans originated for the Bank......................              ($450,602)         $(285,775)        $(211,280)
  Loans amortization.................................                 (1,479)            (5,086)           (7,224)
                                                                  -----------          --------          --------
Increase in loans held for sale......................              $ 176,112           $271,241         $  30,368
                                                                    ========            =======          ========
Average Initial Loan Origination Balance:
  The Bank:
    Conventional loans(1)............................              $      82          $      69         $      69
    FHA/VA loans.....................................                     --                 --                --
  Third Parties:
    Conventional loans(1)............................              $      70          $      73         $      69
    FHA/VA loans.....................................                     78                 68                71
  Total Average Initial Balance:
    Conventional loans(1)............................              $      77          $      69         $      69
    FHA/VA loans.....................................                     78                 68                71
Refinancings(5):
  The Bank...........................................                     74%                70%               67%
  Third Parties......................................                     44%                31%               24%


(1)  Includes non-conforming loans.
(2)  All such loans were secured by real estate except for $1.6 million in 1996.
(3)  Includes loans converted into mortgage-backed securities.
(4) As a percent of the total dollar volume of mortgage loans originated by R&G Mortgage for the Bank (excluding consumer loans) or third parties, as the case may be. In the case of the Bank, refinancings do not necessarily represent refinancings of loans previously held by the Bank.

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

         R&G Mortgage customarily sells most of the loans that it originates, except for those originated on behalf of the Bank pursuant to the Master Production Agreement. See "-Lending Activities of the Bank - Origination, Purchases and Sales of Loans." The loans originated by R&G Mortgage (including FHA loans, VA loans and conventional loans) are secured by real property located in Puerto Rico and constitute "eligible investments" which results in favorable tax treatment under U.S. and Puerto Rico tax laws. See "- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage sold $493.0 million, $246.1 million and $244.8 million of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of the Bank. With respect to such loan sales, $298.1 million or 60.5%, $206.6 million or 83.9% and $232.3 million or 94.9% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for serial notes as described below). These securities were sold primarily to securities broker-dealers and other investors in Puerto Rico.

         Certain GNMA-guaranteed mortgage-backed securities sold by R&G Mortgage are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several expected maturity dates of the notes included in an issue, with each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. GNMA serial notes are sold to securities broker-dealers in packages consisting of notes of different yields and maturities, which range from one to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are either offered to the public directly through the Bank's Trust Department or indirectly through securities broker-dealers. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage issued GNMA mortgage-backed securities totaling approximately $371.1 million, $397.2 million and $236.4 million, respectively, including $160.0 million, $335.5 million and $235.5 million GNMA serial notes, respectively.

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

         Each CMO normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates then due. Some form of credit enhancement, such as an insurance policy, letter of credit or subordination, will generally be used to increase the credit rating of the senior certificates and thereby improve their marketability. R&G Mortgage and the Bank have made no sales of CMOs in securitization transactions during 1996 through 1998. When such transactions are made, either the Bank or R&G Mortgage generally retains the residual certificates issued by the respective trusts as well as the subordinate certificates issued in such transactions. As of December 31, 1998, R&G Mortgage held residual certificates issued in CMO transactions involving R&G Mortgage and the Bank with a fair value of $7.1 million. In addition, the Bank held CMO subordinated certificates and residual certificates from one of its issues with a fair value of $9.7 million at December 31, 1998. See "-

Investment Activities." Currently a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates is subject to substantial fluctuations as a result of changes in prevailing interest rates. However, such residuals often exhibit elasticity and convexity characteristics which R&G Financial can utilize to hedge other components of its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" incorporated by reference in Item 7 hereof.

         While R&G Mortgage's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, R&G Mortgage also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. Normally, the fair value of any retained recourse is immaterial because R&G Mortgage is able to resell repurchased loans for at least their carrying costs. Accordingly, as of December 31, 1998, R&G Financial did not deem it necessary to establish reserves for possible losses related to its recourse obligations. At December 31, 1998, R&G Mortgage had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $507.4 million, as compared to $374.4 million and $290.9 million as of December 31, 1997 and 1996, respectively. Of the recourse loans existing at December 31, 1998, approximately $416.1 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $91.3 million in principal amount consisted of non-conforming loans sold to other private investors.

         Pursuant to the terms of the Master Purchase Agreement, R&G Mortgage renders securitization services with respect to the pooling of some of the Bank's mortgage loans into mortgage-backed securities. With respect to the securitization services rendered, the Bank pays a securitization fee of 25 basis points. In addition, pursuant to the terms of a Master Custodian Agreement entered into by R&G Mortgage and the Bank, the Bank acts as the custodial agent for R&G Mortgage of certain documentation related to the issuance by R&G Mortgage of GNMA or FHLMC mortgage-backed certificates. In consideration of these services, the Bank receives an annual fee of $5.0 for each mortgage note included in a mortgage-backed certificate for which it acts as custodian. See also "- General - Affiliated Transactions" and "Regulation - R&G Financial Limitations on Transactions with Affiliates."

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

R&G Mortgage's servicing portfolio has grown significantly over the past several years. At December 31, 1998, R&G Mortgage's servicing portfolio totaled $4.8 billion and consisted of a total of 95,946 loans. These amounts include a $1.1 billion servicing portfolio acquired from another financial institution in November 1998 comprised of approximately 32,400 loans. At December 31, 1998, R&G Mortgage's servicing portfolio included $754.6 million of loans serviced for the Bank or 15.6% of the total servicing portfolio. Substantially all of the mortgage loans in R&G Mortgage's servicing portfolio are secured by single (one-to-four) family residences. All of R&G Mortgage's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

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

         The following table sets forth certain information regarding the total loan servicing portfolio of R&G Mortgage for the periods indicated.

                                                                   Year Ended December 31,
                                                         ------------------------------------------
                                                            1998             1997           1996
                                                         ----------      ----------     -----------
                                                                   (Dollars in Thousands)
Composition of Servicing Portfolio at End of Period:
  Conventional and other mortgage loans(1)               $2,105,290      $1,148,739      $  971,327
  FHA/VA loans                                            2,722,508       1,852,149       1,578,842
                                                         ----------      ----------      ----------
    Total servicing portfolio(2)                         $4,827,798      $3,000,888      $2,550,169
                                                         ==========      ==========      ==========
Activity in the Servicing Portfolio:
  Beginning servicing portfolio                          $3,000,888      $2,550,169      $2,298,200
  Add: Loan originations and purchases                    1,285,570         778,126         506,696
         Servicing of portfolio loans acquired (3)        1,109,825           5,301          36,478
  Less: Sale of servicing rights                               --              --            42,080
         Run-offs(4)                                        568,485         332,708         249,125
                                                         ----------      ----------      ----------
  Ending servicing portfolio                             $4,827,798      $3,000,888      $2,550,169
                                                         ==========      ==========      ==========
  Number of loans serviced(5)                                95,946          56,442          50,979
  Average loan size(5)                                   $       50      $       53      $       50
  Average servicing fee rate(5)                               0.526%          0.532%          0.532%

--------------

(1)      Includes non-conforming loans.

(2) At the dates shown, included $754.6 million, $448.9 million and $323.8 million of loans serviced for the Bank, respectively, which constituted 15.6%, 15.0% and 12.70% of the total servicing portfolio, respectively.

(3) Includes a $1.1 billion servicing portfolio acquired from another financial institution in Puerto Rico in November 1998 comprised of approximately 32,400 loans.

(4) Run-off refers to regular amortization of loans, prepayments and foreclosures. Includes transfers in 1998 and 1997 of $67.7 million and $49.0 million, respectively, of mortgage loans to financial institutions who acquired certain commercial banks whose loans were being serviced by R&G Mortgage.

(5) At December 31, 1998, R&G Mortgage was servicing 10,285 loans for the Bank with an average loan size of approximately $73,000 and at an average servicing rate of 0.263%. Amounts include late and other miscellaneous charges.

         The following table sets forth certain information at December 31, 1998 regarding the number of, and aggregate principal balance of, the mortgage loans serviced by R&G Mortgage for the Bank and for third parties at various mortgage interest rates.

                                                                  At December 31, 1998
                             -------------------------------------------------------------------------------------------------
                                   Loans Serviced                       Loans Serviced                        Total Loans
                                    for the Bank                       for Third Parties                        Serviced
                             --------------------------------     ------------------------------       -----------------------
                             Number of          Aggregate          Number of          Aggregate         Number of      Aggregate
     Mortgage Interest Rate   Loans        Principal Balance        Loans        Principal Balance      Loans      Principal Balance
                               -----        -----------------        -----        -----------------      -----       ---------------
                                   (Dollars in Thousands)             (Dollars in Thousands)              (Dollars in Thousands)
Less than 7.00%............      182            $   19,476           5,756           $   401,867         5,938          $   421,343
7.00% - 7.49%..............    3,077               260,333          18,223               969,935        21,300            1,230,268
7.50% - 7.99%..............    4,219               310,808          22,091             1,205,890        26,310            1,516,698
8.00% - 8.49%..............    1,183                89,362          13,455               667,753        14,638              757,115
8.50% - 8.99%..............      777                45,544          13,319               484,507        14,096              530,051
9.00% - 9.49%..............      293                12,798           4,578               131,498         4,871              144,296
9.50% - 9.99%..............      169                 6,572           3,781                95,970         3,950              102,542
10.00% - 10.49%............      116                 3,151           1,520                41,498         1,636               44,649
10.50% - 10.99%............      141                 3,442             929                24,198         1,070               27,640
11.00% or more.............      128                 3,137           2,009                50,059         2,137               53,196
                              ------             ---------         -------           -----------        ------           -----------
                              10,285             $ 754,623          85,661           $ 4,073,175        95,946           $4,827,798
                              ======             =========          ======           ===========        ======           ==========

         The amount of principal prepayments on mortgage loans serviced by R&G Mortgage was $96.5 million, $87.2 million and $72.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. This represented approximately 2.6%, 2.9% and 2.8% of the aggregate principal amount of mortgage loans serviced during such periods. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Mortgage to continue to increase the size of its servicing portfolio even in times of high prepayments.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Mortgage to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 1998, 1997 and 1996, the monthly average amount of funds advanced by R&G Mortgage under such servicing agreements was $2.1 million, $1.4 million and $1.3 million, respectively. Funds advanced by R&G Mortgage pursuant to these arrangements are generally recovered by R&G Mortgage within 30 days.

         In connection with its loan servicing activities, R&G Mortgage holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services. At December 31, 1998, R&G Mortgage held $116.6 million of such escrow funds, $109.9 million of which were deposited in the Bank and $6.7 million of which were deposited with other financial institutions. The escrow funds deposited with the Bank lower its overall cost of funds and is a means of compensating it for processing mortgages checks received by R&G Mortgage, while the escrow funds deposited with other financial institutions serve as part of R&G Mortgage's compensating balances which permit R&G Mortgage to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See "- Sources of Funds - Borrowings."

         The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 1998, R&G Mortgage was servicing mortgage loans with an aggregate principal amount of $507.4 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

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

         The market value of, and earnings from, R&G Mortgage's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, income generated from R&G Mortgage's mortgage loan servicing portfolio may also decline. Conversely, as mortgage interest rates increase, the market value of R&G Mortgage's mortgage loan servicing portfolio may be positively affected. See Note 1 to R&G Financial's Notes to Consolidated Financial Statements for a discussion of SFAS No. 125 and the treatment of servicing rights, incorporated by reference into Item 8 hereof.

         Mortgage Loan Delinquencies and Foreclosures. The following table shows the delinquency statistics for R&G Mortgage's servicing portfolio at the dates indicated.

                                                                            Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                          1998                         1997                          1996
                                               --------------------------   --------------------------    --------------------------
                                                              Percent of                   Percent of                   Percent of
                                               Number of      Servicing     Number of      Servicing      Number of       Servicing
                                                Loans          Portfolio       Loans        Portfolio        Loans       Portfolio
                                                -----          ---------       -----        ---------        -----       ---------
Loans delinquent for:
  30-59 days..........................          6,276             6.54%       2,531           4.48%         2,775           5.44%
  60-89 days..........................          1,545             1.61          572           1.01            533           1.05
  90 days or more.....................          1,696             1.77          778           1.38            646           1.27
                                                -----             ----        -----           ----          -----           ----
    Total delinquencies(1)............          9,517             9.92%       3,881           6.87%         3,954           7.76%
                                                =====             ----        =====           ====          =====           ====
Foreclosures pending(2)...............            993             1.03%         681           1.21%           693           1.36%
                                               ======             ----        =====           ====          =====           ====

-----------------

(1) Includes at December 31, 1998, an aggregate of $66.4 million of delinquent loans serviced for the Bank, or 1.38% of the total servicing portfolio and $9.7 million of delinquent loans held in R&G Mortgage's own portfolio.

(2) At December 31, 1998, the Bank had foreclosures pending on $11.4 million of loans being serviced by R&G Mortgage, which constituted 0.24% of the servicing portfolio. R&G Mortgage had foreclosures pending on $2.7 million of loans it is servicing for its own portfolio at December 31, 1998.


         While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures ("REO") related to R&G Mortgage's mortgage banking business arise primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 1998, 1997 and 1996, R&G Mortgage held REO with a book value of approximately $128,000, $165,000 and $0, respectively. Sales of REO resulted in gains to R&G Mortgage of $26,000 and $145,000 for the years ended December 31, 1998 and 1997, respectively, and a net loss to R&G Mortgage of $57,000 for the year ended December 31, 1996. There is no liquid secondary market for the sale of R&G Mortgage's REO.

         With respect to mortgage loans securitized through GNMA programs, R&G Mortgage is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1998. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 1998, 1997 and 1996, total expenses related to FHA or VA loans foreclosed amounted to $286,000, $189,000 and $323,000, respectively. Although FNMA and FHLMC are obligated to reimburse R&G Mortgage for principal and interest payments advanced by R&G Mortgage as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to R&G Mortgage which may not be recouped. Such nonrecouped expenses have to date been immaterial.

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

         Under various Puerto Rico industrial incentives acts (the "Industrial Incentives Acts"), certain investment income earned by qualified manufacturing entities or service enterprises that have grants of tax exemption issued thereunder ("Exempt Companies"), is exempt from Puerto Rico income tax. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers), provided such funds are invested in certain "eligible activities" in accordance with regulations promulgated by the OCFI, including certain mortgage loans and mortgage-backed securities. The Industrial Incentives Acts encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable dividend withholding tax of 10% (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years.

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

         Most Exempt Companies are United States corporations which operate in Puerto Rico under Section 936 of the Code. Corporations that meet certain requirements and elect the benefits of Section 936 ("Section 936 Corporations") are entitled to credit against their United States corporate income tax a portion of such tax attributable to income derived from sources outside the United States from the active conduct of a trade or business within Puerto Rico or from the sale or exchange of substantially all assets used in the active conduct of such trade or business ("Active Business Income").

         The tax credit available under Section 936 (the "936 Credit") is limited by the amount of credit allowed with respect to Active Business Income under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit is equal to a fixed percentage of the amount of tax credit allowable under prior law (the "Fixed Percentage Method"). This fixed percentage commenced at 60% for taxable years beginning in 1994 and was reduced by 5% per year until 1998. For taxable years beginning on or after January 1, 1998, such percentage is 40%. Under the second alternative (the "Economic Activity Method"), which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and the allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income.

         The SBJPA repealed Section 936, but provided grandfather rules under which a Section 936 Corporation that had elected the benefits of the Section 936 Credit and which was engaged in active trade or business within Puerto Rico on October 13, 1995 (an "Existing Claimant") would be eligible to claim the 936 Credit attributable to Active Business Income during a transition period. A corporation may also qualify as an Existing Claimant if it acquires all the assets of a trade or business of a corporation that meets the active trade or business requirement and the election requirement is satisfied.

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

         The modification of Section 936 as enacted into law could have an adverse effect on the general economic condition of Puerto Rico, R&G Financial's service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of the credit for QPSII by the SBJPA could also lead to a decrease in the amount of 936 Funds invested in Puerto Rico financial assets by 936 Corporations, thereby increasing funding costs and decreasing liquidity in the Puerto Rico financial market. The magnitude of the impact of any such changes on R&G Financial's profitability or financial condition cannot be determined at this time. R&G Financial has taken steps to attempt to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products. During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Eurodollar market has decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of R&G Financial.

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


                         Lending Activities of the Bank

         General. At December 31, 1998, R&G Financial's loans receivable, net totaled $1.1 billion, which represented 52.5% of R&G Financial's $2.0 billion of total assets. At December 31, 1998, $1.1 billion or 99.9% of R&G Financial's loans receivable, net were held by the Bank. The principal category of loans in R&G Financial's portfolio are conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 1998, $734.8 million or 99.9% of R&G Financial's first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial's loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

         Loan Portfolio Composition. The following table sets forth the composition of R&G Financial's loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held in the Bank's loan portfolio.

                                                                                       December 31,
                                                      ---------------------------------------------------------------------------
                                                               1998                        1997                     1996
                                                      ----------------------     ----------------------   -----------------------

                                                       Amount       Percent       Amount        Percent     Amount       Percent
                                                       ------       -------       ------        -------     ------       -------
                                                                          (Dollars in Thousands)
Residential real  estate - first
  mortgage(1)............................
Residential real estate - second                     $ 735,795        66.87%     $476,729         61.25%   $370,876       60.75%
  mortgage...............................
Residential construction.................               18,634         1.69        17,831          2.29      15,757        2.58
Commercial construction and land                        23,280         2.12        13,367          1.72       5,351         .88
  acquisition............................
Commercial real estate...................               15,353         1.39         5,785           .74       5,700         .93
Commercial business......................              117,151        10.65        81,722         10.50      69,514       11.39
Consumer loans:                                         46,532         4.23        39,128          5.03      31,063        5.09
  Loans secured by deposits..............
  Real estate secured consumer loans.....               17,225         1.56        12,472          1.60       9,409        1.54
  Unsecured consumer loans...............               85,055         7.73        81,252         10.44      42,893        7.03
                                                        41,381         3.76        50,103          6.43      59,864        9.81
                                                     ---------       ------       -------        ------     -------      ------
    Total loans receivable...............            1,100,406       100.00%      778,389        100.00%    610,427      100.00%
                                                     ---------       ------       -------        ------     -------      ------

Less:
  Allowance for loan losses..............               (8,055)                    (6,772)                   (3,332)
  Loans in process.......................              (18,170)                    (6,218)                   (2,430)
  Deferred loan fees.....................                 (166)                       172                        41
  Unearned interest......................                 (347)                      (512)                     (955)
                                                    ----------                   --------                   --------
                                                       (26,738)                   (13,330)                   (6,676)
                                                    ----------                   --------                   --------

  Loans receivable, net(2)...............           $1,073,668                   $765,059                   $603,751
                                                    ==========                   ========                   ========

                                                                    December 31,
                                                 -------------------------------------------------
                                                           1995                     1994
                                                 ----------------------     ----------------------
                                                   Amount      Percent      Amount         Percent
                                                   ------      -------      ------         -------
Residential real  estate - first
  mortgage(1)............................         $282,498       58.23%    $194,707           62.14%
Residential real estate - second
  mortgage...............................           14,372        2.96       13,298            4.24
Residential construction.................           15,046        3.10       12,039            3.84
Commercial construction and land
  acquisition............................            5,523        1.14        1,062            0.34
Commercial real estate...................           61,862       12.74       43,029           13.73
Commercial business......................           27,816        5.74       14,102            4.51
Consumer loans:
  Loans secured by deposits..............            7,497        1.55        5,829            1.86
  Real estate secured consumer loans.....           33,381        6.88       29,279*           9.34*
  Unsecured consumer loans...............           37,180        7.66             *               *
                                                   -------      ------      --------       --------
    Total loans receivable...............          485,175      100.00%      313,345         100.00%
                                                   -------      ------      --------       --------
Less:
  Allowance for loan losses..............           (3,510)                  (2,887)
  Loans in process.......................           (5,727)                  (5,945)
  Deferred loan fees.....................             (266)                    (424)
  Unearned interest......................           (1,831)                  (2,475)
                                                   -------                 --------
                                                   (11,334)                 (11,731)
                                                   -------                 --------
  Loans receivable, net(2)...............         $473,841                 $301,614
                                                   =======                 ========


(1)  Includes $33.9 million and $49.7 million of residential real estate
- first mortgage loans which are held by R&G Mortgage at December 31, 1997 and 1996, respectively.

(2) Does not include mortgage loans held for sale of $117.1 million, $46.9 million, $54.5 million, $21.3 million and $22.0 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

 * R&G Financial is unable to distinguish these two sub-categories of consumer loans during the year ended December 31, 1994.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in R&G Financial's total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                      Due 1-5 years   Due 5 or more
                                                          after        years after
                                         Due 1 year    December 31,   December 31,
                                          or less          1998           1998          Total(1)
                                         ----------     ----------     ----------     ----------
                                                               (In Thousands)
Residential real estate                  $      197     $    4,711     $  749,521     $  754,429
Residential construction                     23,269             11           --           23,280
Commercial real estate(2)                    32,671         60,581         39,252        132,504
Commercial business                          17,763         23,327          5,442         46,532
Consumer:
  Loans on savings                           12,013          4,915            297         17,225
  Real estate secured consumer loans          2,309          6,904         75,842         85,055
  Unsecured consumer loans                   12,318         25,278          3,785         41,381
                                         ----------     ----------     ----------     ----------
Total(3)                                 $  100,540     $  125,727     $  874,139     $1,100,406
                                         ==========     ==========     ==========     ==========

(1) Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.

(2) Includes $15.4 million of commercial construction and land acquisition loans. (3) Does not include mortgage loans held for sale.

         The following table sets forth the dollar amount of total loans due after one year from December 31, 1998, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                                 Floating or
                                                         Fixed rate            adjustable-rate               Total
                                                         ----------            ---------------               -----
                                                                               (In Thousands)
Residential real estate.....................              $754,429                  $     --                 $754,429
Construction................................                23,280                        --                   23,280
Commercial real estate(1)...................                49,119                    83,385                  132,504
Commercial business.........................                39,091                     7,441                   46,532
Consumer:
  Loans on savings..........................                17,225                        --                   17,225
  Real estate secured consumer loans........                85,055                        --                   85,055
  Unsecured consumer loans..................                38,964                     2,417                   41,381
                                                        ----------                   -------              -----------
   Total....................................            $1,007,163                   $93,243               $1,100,406
                                                        ==========                   =======              = =========

---------------

(1) Includes $15.4 million of commercial construction and land acquisition loans.


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

         Origination, Purchase and Sales of Loans. The following table sets forth loan originations, purchases and sales by the Bank for the periods indicated.

                                                                             Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1998               1997                 1996
                                                                 ---------           --------            --------
                                                                          (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
  Residential mortgages................................          $  385,416           $221,451            $187,845
  Commercial mortgages.................................                 265                555                  --
  Residential construction.............................              16,766             11,482               2,227
  Consumer loans.......................................              48,155             52,287              21,208
    Total loans originated by R&G Mortgage.............             450,602            285,775             211,280
Other loans originated:
  Commercial real estate...............................              54,426             37,129              36,140
  Commercial business..................................              26,191             15,393              33,318
  Construction and development.........................              11,365                 --                  --
Consumer loans:
  Loans on deposit.....................................              27,172             19,711              13,988
  Real estate secured consumer loans...................                  --                 --                  80
  Unsecured consumer loans.............................               9,970             16,742              39,312
    Total other loans originated.......................             129,124             88,975             122,838
  Loans purchased(1)...................................             175,735             60,646               8,047
    Total loans originated and purchased...............             755,461            435,396             342,165
  Loans sold...........................................            (282,005)          (118,234)            (49,726)
  Loan principal reductions............................            (142,560)          (134,166)           (114,792)
  Net increase before other items, net.................             330,896            182,996             177,647
  Loans securitized and transferred to
    mortgage-backed securities.........................                  --                 --             (43,673)
  Net increase in loan portfolio.......................           $ 330,896           $182,996            $133,974

--------------

(1) Comprised of conventional, commercial real estate and secured consumer loans purchased from other financial institutions aggregating $164.4 million, $8.7 million and $2.6 million, respectively, in the year ended December 31, 1998, and conventional, commercial real estate and secured consumer loans purchased from other financial institutions aggregating $54.0 million, $4.6 million and $2.0 million, respectively, in the year ended December 31, 1997, and conventional loans of $8.1 million in the year ended December 31, 1996.

         R&G Financial, through the Bank, originates for both investment and sale mortgage loans secured by residential real estate (secured by both first and second mortgage liens) as well as construction loans (for residential real estate), commercial real estate loans, commercial business loans and consumer loans.

         Pursuant to the Master Production Agreement, R&G Mortgage will assist the Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with the Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by the Bank. R&G Mortgage performs the foregoing loan origination services on behalf of the Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from the Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of the Bank pursuant to the terms of the Master Production Agreement. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage received $7.5 million, $5.2 million and $4.5 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of the Bank pursuant to the terms of the Master Production Agreement. These fees are eliminated in consolidation in R&G Financial's Consolidated Financial Statements. See also "- General - Affiliated Transactions" and "Regulation - R&G Financial - Limitations on Transactions with Affiliates."

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

         The Bank also purchases conventional loans secured by first liens on single-family residential real estate from unrelated financial institutions. Such loan purchases are underwritten by the Bank pursuant to the same guidelines as direct loan originations. Loans purchased by the Bank are from time to time securitized by R&G Mortgage and sold by the Bank. During the years ended December 31, 1998, 1997 and 1996, the Bank purchased $175.7 million, $60.6 million and $8.1 million of loans, respectively.

         During the years ended December 31, 1998, 1997 and 1996, the Bank sold $282.0 million, $118.2 million and $49.7 million of loans. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC.

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

         At December 31,1998, R&G Financial's five largest loans-to-one borrower and their related entities amounted to $9.4 million, $4.8 million, $3.9 million, $3.0 million and $2.1 million. The largest loan concentration is a loan with a maximum amount outstanding of $5.0 million to a developer of 188 low income residential units in Caguas, with a balance of $3.6 million as of December 31, 1998. The second largest loan concentration consists of a commercial loan participation with a commercial bank for the financing of an income producing office building in the San Juan metropolitan area. The third largest loan concentration is a commercial loan for the purchase of an office building for the headquarters of a local contractor. The fourth largest loan concentration represents a refinancing of various income producing properties for fast food businesses. The fifth largest loan is a loan to a developer of a new shopping center in Carolina which is in the final stages of completion.

         Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 1998, $735.8 million or 66.9% of R&G Financial's total loans held for investment consisted of such loans, $734.8 million or 99.9% of which consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

         The Bank also originates loans secured by second mortgages on single-family residential properties. At December 31, 1998, $18.6 million or 1.7% of R&G Financial's total loans held for investment consisted of second mortgage loans on single-family residential properties. The Bank offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property's appraised value (including the first mortgage).

         Construction Loans. In recent years, the Bank has been active in originating loans to construct single-family residences. These construction lending activities generally are conducted throughout Puerto Rico, although loans are concentrated in areas contiguous to Bank branches. At December 31, 1998, residential construction loans amounted to $23.3 million or 2.12% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $15.4 million or 1.39% of total loans held for investment.

         The Bank primarily offers construction loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Bank's construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Bank to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. Thereafter, the permanent loan is made at then market rates, provided that such rate shall not be more than 2% greater than the interim construction rate. R&G Mortgage's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Bank's construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1998, the Bank's construction loan portfolio included 242 construction/permanent loans with an aggregate principal balance of $23.3 million.

         The Bank also originates construction loans to developers to develop single family residential properties. During 1998, the Company organized a Construction Loan Department to work primarily with real estate developers. At December 31, 1998, the Bank had two residential construction loans outstanding to develop single-family residences with an aggregate principal balance of $11.1 million. Commitments for future funding approximate $7.4 million. The loans are performing in accordance with their terms at December 31, 1998.

         In addition to the foregoing, at December 31, 1998, the Bank had eight land acquisition loans with outstanding balances ranging from $190,000 to $1,236,000, and an aggregate balance of $4.2 million, which were made in connection with projects to construct single-family residences. The Bank and the financial institution which made the interim construction loan have entered into an agreement pursuant to which the Bank is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. The Bank expects to make the permanent construction loan on some of these projects. The Bank does not expect to be active in this business.

         The Bank intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Bank has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value (80% with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 1998, $441,000 of the Bank's construction loans were classified as non-performing.

         Commercial Real Estate Loans. The Bank also originates mortgage loans secured by commercial real estate. At December 31, 1998, $117.2 million or 10.65% of R&G Financial's total loans held for investment consisted of such loans. As of such date, the Bank's commercial real estate loan portfolio consisted of approximately 942 loans with an average principal balance of $124,000. At December 31, 1998, $6.5 million of R&G Financial's commercial real estate loans were classified as nonperforming.

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

         Commercial Business Loans. Beginning in 1991, the Bank began emphasizing commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Bank also generally obtains personal guarantees from the principals of the borrowers. At December 31, 1998, commercial business loans amounted to $46.5 million or 4.2% of total loans held for investment. Although the Bank has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

         Consumer Loans. The Bank has begun to emphasize the origination of real estate secured consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than other mortgage loans. At December 31, 1998, $143.7 million or 13.1% of R&G Financial's total loans held for investment consisted of consumer loans. This amount is comprised mostly of real estate secured consumer loans (which are originated by R&G Mortgage), but the Bank also offers loans secured by deposit accounts, credit card loans and other secured and unsecured consumer loans. Most of the Bank's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although the Bank has begun to increase its emphasis on collateralized consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $17.2 million at December 31, 1998. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The Bank offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Real estate secured consumer loans have a maximum term of 10 years, which may be extended within the sole discretion of the Bank, and an interest rate which is set at a fixed rate based on market conditions. The Bank secures the loan with a first or second mortgage on the property and will originate the loan even if another institution holds the first mortgage. At December 31, 1998, real estate secured consumer loans totaled $85.1 million. In November 1995, the Bank began issuing credit cards in its own name. At December 31, 1998, credit card receivables totaled $3.6 million.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. At December 31, 1998, $6.7 million of consumer loans were classified as non-performing.

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

                                                                             December 31,
                                               -----------------------------------------------------------------------
                                                 1998             1997           1996          1995            1994
                                               --------          --------      -------        -------          -------
                                                                    (Dollars in Thousands)
Non-accruing loans:
  Residential real estate(1)............        $32,973           $21,619      $12,991         $7,921           $4,963
  Residential construction..............            441               368          363             --               --
  Commercial real estate................          6,463             6,000        3,141          1,903              789
  Commercial business...................          3,224               765          823             --               --
  Consumer unsecured....................          1,358             1,217          686             40               --
  Other.................................             67               117          726             --               --
                                               --------           -------      -------         ------           ------
    Total...............................         44,526(2)         30,086       18,730          9,864            5,752
                                               --------           -------      -------         ------           ------
Accruing loans greater than 90 days
  delinquent:
  Residential real estate...............             --                --           --             --               --
  Residential construction..............             --                --           --            611               --
  Commercial real estate................             --                --           --             --               --
  Commercial business...................             61                54           22              8               10
  Consumer..............................            357               172          134             94               --
                                               --------           -------      -------         ------           ------
    Total accruing loans greater than
      90 days delinquent................            418               226          156            713               10
                                               --------           -------      -------         ------           ------
    Total non-performing loans..........         44,944            30,312       18,886         10,577            5,762
                                               --------           -------      -------         ------           ------
Real estate owned, net of reserves(3)...          4,041             1,715          834            654              722
Other repossessed assets................            237                85           31             --                -
                                               --------           -------      -------         ------           ------
                                                  4,278             1,800          865            654              722
                                               --------           -------      -------         ------           ------
    Total non-performing assets.........       $ 49,222           $32,112      $19,751        $11,231           $6,484
                                               ========           =======      =======        =======           ======
    Total non-performing loans as a
      percentage of total loans.........           4.11%             3.89%        3.09%          2.18%            1.84%
                                                   ====              ====         ====           ====             ====
    Total non-performing assets as a
      percentage of total assets........           2.41%             2.12%        1.90%          1.32%            1.04%
                                                   ====              ====         ====           ====             ====

-------------
(1) Includes residential real estate loans secured by both first and second mortgages held by the Bank, except for $4.3 million and $2.8 million held by R&G Mortgage at December 31, 1998 and 1997, respectively. Also includes $5.3 million, $2.6 million, $1.1 million, $882,000 and $918,000 consumer loans held by the Bank secured by first and second mortgages on residential real estate at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(2) As of December 31, 1998, comprised of 652 loans secured by residential real estate, 67 loans secured by commercial real estate, 7 construction loans, 109 commercial business loans and 183 consumer loans.

(3) Includes properties held by R&G Mortgage of $128,000, $165,000 and $43,000 as of December 31, 1998, 1997 and 1994, respectively. As of December 31, 1998, the Bank had 30 residential properties and 10 commercial properties aggregating $3.9 million.


         While the level of total non-performing assets of R&G Financial has increased on an absolute basis during the periods presented, from $6.5 million at December 31, 1994 to $49.2 million at December 31, 1998, R&G Financial's net loans receivable portfolio has increased by 256% during this period, from $301.6 million at December 31, 1994 to $1.1 billion at December 31, 1998. Thus, total non-performing assets as a percent of total assets increased from 1.04% at December 31, 1994 to 2.41% at December 31, 1998.

         Non-performing residential loans increased by $11.4 million or 52.5% from December 31, 1997 to December 31, 1998. The average loan balance on non-performing mortgage loans amounted to $51,000 at December 31, 1998. As of such date, 270 loans with an aggregate balance of $14.0 million (including 111 consumer loans secured by real estate with an aggregate balance of $2.6 million) were in the process of foreclosure. The total delinquency ratio on residential mortgages, including loans past due less than 90 days, slightly increased from 4.93% in 1997 to 5.49% in 1998. The Company's loss experience on such portfolio has been minimal over the last several years.

         Non-performing commercial real estate loans increased by $463,000 or 7.7% from December 31, 1997 to December 31, 1998. The number of loans delinquent over 90 days amounted to 67 loans at December 31, 1998, with an average balance of $96,000. The largest non-performing commercial real estate loan as of December 31, 1998 had a balance of $385,000.

         Non-performing commercial business loans consist of 23 loans which are 90% guaranteed by the Small Business Administration with an aggregate balance of $2.1 million and 86 commercial leases amounting to $1.1 million. These loans have a combined average loan size of $30,000. The majority of loans in this portfolio were originated during 1995 and 1996. The largest non-performing commercial business loan as of December 31, 1998 had a $445,000 balance.

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

                                                             At and For the Year Ended December 31,
                                                 -----------------------------------------------------------------------
                                                   1998             1997            1996            1995           1994
                                                 --------         -------         -------         ------          ------
                                                                     (Dollars in Thousands)
Balance at beginning of period.........            $6,772         $ 3,332          $3,510         $2,887          $3,029
                                                 --------         -------         -------         ------          ------
Charge-offs:
  Residential real estate..............                73              13              45             53              --
  Construction.........................                --              --              50             --              --
  Commercial real estate...............                --             170              --             --              --
  Commercial business..................             1,485             480             110             91               3
  Consumer.............................             4,455           3,953           1,922            365             139
  Other ...............................                --             761           2,535(1)          --              --
                                                 --------         -------         -------         ------          ------
    Total charge-offs..................             6,013           5,377           4,662            509             142
                                                 --------         -------         -------         ------          ------
Recoveries:
  Residential real estate..............                --              21              --              1              --
  Commercial real estate...............                --              50              --             --              --
  Commercial business..................                20              32              31             85              --
  Consumer.............................               312             344             195             96              --
  Other................................                --           2,000(2)           --             --              --
                                                       --             --              --
                                                 --------          ------          ------          -----           -----
    Total recoveries...................               332           2,447             226            182              --
                                                 --------          ------          ------          -----           -----
Net charge-offs........................             5,681           2,930           4,436            327             142
                                                 --------          ------          ------          -----           -----
Allowance for loan losses acquired from
 Fajardo Federal.......................               364              --              --             --              --
Provision for losses on loans..........             6,600           6,370           4,258            950(3)           --
                                                 --------          ------          ------          -----           -----

Balance at end of period...............          $  8,055          $6,772          $3,332         $3,510          $2,887
                                                 ========          ======          ======          =====          ======
Allowance for loan losses as a percent

  of total loans outstanding...........               .74%            .87%            .55%          0.72%           0.92%
                                                 ========          ======          ======         ======          ======
Allowance for loan losses as a percent
  of non-performing loans..............             17.92%          22.34%          17.64%         33.19%          50.10%
                                                 ========          ======          ======         ======          ======
Ratio of net charge-offs to average
   loans outstanding....................              .55%           0.40%           0.75%          0.08%           0.05%
                                                 ========          ======          ======         ======          ======

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

                                                                      December 31,
                                   ------------------------------------------------------------------------------
                                         1998                           1997                          1996
                                   ------------------------     -----------------------    ---------------------

                                                Percent of                  Percent of               Percent of
                                                 Loans in                   Loans in                  Loans in
                                                   Each                        Each                     Each
                                               Category to                  Category to              Category to
                                    Amount      Total Loans     Amount      Total Loans    Amount    Total Loans
                                    ------      -----------     ------      -----------    ------    -----------
                                                               (Dollars in Thousands)
Residential real estate.....        $1,272         15.79%       $  593          8.76%      $  810        24.31%
Construction................            46          0.57             7          0.10           51         1.53
Commercial real estate......         2,655         32.96         1,386         20.47          489        14.68
Commercial business.........         1,033         12.82           806         11.90          109         3.27
Consumer....................         3,049         37.86         3,980         58.77        1,873        56.21
                                     -----         -----        ------        ------        -----        -----
Total.......................        $8,055        100.00%       $6,772        100.00%      $3,332       100.00%
                                     =====        ======         =====        ======        =====       ======
                                             1995                         1994
                                     -----------------------     ------------------------

                                                 Percent of                  Percent of
                                                 Loans in                      Loans in
                                                   Each                          Each
                                                Category to                   Category to
                                     Amount     Total Loans       Amount      Total Loans
                                     ------     -----------       ------      -----------
Residential real estate.....         $2,094        59.66%        $1,962           67.95%
Construction................             32         0.90             --           --
Commercial real estate......             --           --             --           --
Commercial business.........            782        22.28            403           13.96
Consumer....................            602        17.16            522           18.09
                                      -----       ------          -----          ------
Total.......................         $3,510       100.00%        $2,887          100.00%
                                      =====       ======          =====          ======


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

         As discussed under "- Mortgage Banking Activities," R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage's securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. At December 31, 1998, R&G Mortgage held GNMA mortgage-backed securities with a fair value of $443.4 million which are classified as held for trading. Such securities generally remain in R&G Mortgage's portfolio for between 90 and 180 days. In addition, during 1994 and 1995, R&G Mortgage sold through grantor trusts $201.4 million and $38.1 million, respectively, of CMOs and retained a portion of the residual interests related thereto. In addition, in 1995, R&G Mortgage purchased from the Bank $4.6 million of mortgage-backed residuals relating to the Bank's 1993 issuance of CMOs. At December 31, 1998, R&G Mortgage's CMO residuals, which are classified as held for trading, had an amortized cost and a fair value of $7.1 million.

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

         At December 31, 1998, the Bank's securities portfolio consisted of $34.6 million of securities held for investments, consisting of $15.4 million of tax-free mortgage-backed securities, $12.8 million of other mortgage backed securities, and $5.9 million of Puerto Rico Government obligations and other Puerto Rico securities, $195,000 U.S. Treasury securities and $204,000 U.S.
Government obligations. In addition, at December 31, 1998, the Bank had a securities portfolio classified as available for sale with a fair value of $154.5 million, consisting of $55.2 million of tax-free mortgage-backed securities, $30.2 million of other mortgage-backed securities, $11.4 million of FHLB stock, $9.7 million of CMOs and CMO residuals, $5.0 million U.S. Treasury securities and $43.1 million of U.S. Government agency securities.

         The Bank's Treasury Department from time to time conducts certain trading activities mainly through investments in U.S. Treasury securities. However, at December 31, 1998 no securities for trading were held by the Bank.

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's securities portfolio held to maturity as of the dates indicated below. All of such securities are assets of the Bank.

                                                                            December 31,
                                   -------------------------------------------------------------------------------------------------
                                                1998                             1997                              1996
                                   -------------------------------   -------------------------------   -----------------------------

                                                          Weighted                          Weighted                        Weighted
                                   Carrying     Market    Average    Carrying   Market     Average     Carrying    Market    Average
                                    Value       Value      Yield      Value     Value       Yield        Value     Value      Yield
                                    -----       -----      -----      -----     -----       -----        -----     -----      -----
                                                                           (Dollars in Thousands)
Mortgage-backed securities:
  GMNA
    Due within one year..........$       --   $     --        --%   $    --     $   --           --%     $    --   $    --      --%
    Due from one-five years......        27         29     10.00         49          50       10.00           --        --      --
    Due from five-ten years......    13,025     12,752      6.04         --          --          --           97       100   10.00
    Due over ten years...........     2,360      2,306      6.05     18,321      17,705        6.05       21,591    20,571    6.03
FNMA
  Due within one year............        --         --     --            --          --          --           --        --      --
  Due from one-five years........        --         --     --            --          --          --           --        --      --
  Due from five-ten years........        --         --     --            --          --          --           --        --      --
  Due over ten years.............    12,608     12,944      7.13     14,675      15,164        7.17       15,895    16,124    7.18
FHLMC
  Due within one year............        --         --     --            --          --          --           --       --       --
  Due from one-five years........        --         --     --            --          --          --           --       --       --
  Due from five-ten years........        --         --     --            --          --          --           --       --       --
  Due over ten years.............       236        230      6.15        281         266        6.00           317      309    5.50
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year............        --         --     --         4,433       4,439        6.22         3,351    3,351    5.12
  Due from one-five years........        --         --     --            --          --          --         1,035    1,012    6.25
  Due from five-ten years........     5,945      5,979      5.80      5,920       5,910        5.85            --       --      --
  Due over ten years.............        --         --     --            30          30        8.37           574      567    5.11
  U.S.Treasury and Government
    Agency
  Due within one year............       399        400      5.27        310         311        6.13            --       --      --
  Due from one-five years........        --         --     --            --          --          --           310      311    6.13
  Due from five-ten years........        --         --     --            --          --          --            --       --      --
  Due over ten years.............        --         --     --            --          --          --            --       --      --
Commercial paper:
  Due within one year............        --         --     --            --          --          --         2,982    2,982    5.55
  Due from one-five years........        --         --     --            --          --          --            --       --      --
  Due from five-ten years........        --         --     --            --          --          --            --       --      --
  Due over ten years.............        --         --     --            --          --          --            --       --      --
    Total Securities held for
      investment.................   $34,600    $34,640      6.39%   $44,019     $43,875        6.18%      $46,152  $45,327    6.34%

The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                                         December 31,
                                                       -----------------------------------------------------------------------------
                                                                     1998                                       1997
                                                       -------------------------------------     -----------------------------------
                                                                                    Weighted                                Weighted
                                                       Amortized       Fair         Average      Amortized        Fair      Average
                                                         Cost          Value         Yield         Cost           Value      Yield
                                                         ----          -----         -----         ----           -----      -----
                                                                                 (Dollars in Thousands)
Mortgage-Backed Securities Available for Sale(1):
GNMA
    Due within one year...........................      $    --      $    --           --%       $   --       $    --           --%
    Due from one-five years.......................           --           --           --            --            --            --
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................       55,159       55,159         6.41            --            --            --
  FNMA mortgage-backed securities
    Due within one year...........................            -           --           --            --            --            --
    Due from one-five years.......................           --           --           --            --            --            --
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................        8,092        8,161         6.96         9,468         9,670          7.00
  FHLMC mortgage-backed securities
    Due within one year...........................           --           --           --            --            --            --
    Due from one-five years.......................           89           91         9.00            71            70          9.00
    Due from five-ten years.......................          240          244         9.37           360           368          9.38
    Due over ten years............................       21,369       21,724         6.85        27,104        27,513          6.86
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year...........................           --           --           --            --            --            --
    Due from one-five years.......................           --           --           --            --            --            --
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................        7,845        9,661        8.125         7,007         8,382         8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year...........................           --           --           --           773           772          5.22
    Due from one-five years.......................        4,995        4,991         4.57        30,010        30,100          5.85
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................           --           --           --            --            --            --
  U.S. Government Agency
    Due within one year...........................           --           --           --            --            --            --
    Due from one-five years.......................       38,100       38,106         5.61        35,145        35,105          6.06
    Due from five-ten years.......................        5,010        5,000         6.73         5,023         4,981          6.73
    Due over ten years............................           --           --           --            --            --            --
  FHLB stock......................................       11,405       11,405         7.21         4,906         4,906          6.61
                                                         ------       ------         ----       -------       -------          ----
                                                       $152,304     $154,542        6.41%      $119,867      $121,867         6.59%
                                                        =======      =======        ====        =======       =======         ====
Securities held for trading(3):
  GNMA certificates...............................     $427,915     $443,399        6.69%      $367,177      $377,362         6.78%
  CMO certificates................................           --           --           --        16,200        15,228          5.95
  CMO residuals(4)................................        7,134        7,147         8.00         7,630         7,868          8.00
  U.S. Treasury Bills.............................           --             --         --           581           581          5.23
                                                         ------       ------         ----       -------       -------          ----
                                                      $ 435,049     $450,546        6.71%      $391,588      $401,039         6.77%
                                                       ========      =======        ====        =======       =======         ====

                                                                                   Weighted
                                                    Amortized        Fair          Average
                                                       Cost          Value          Yield
                                                       ----          -----          -----
Mortgage-Backed Securities Available for Sale(1):
GNMA
    Due within one year                               $   --       $   --              -- %
    Due from one-five years                               --           --              --
    Due from five-ten years                               --           --              --
    Due over ten years                                    --           --              --
  FNMA mortgage-backed securities
    Due within one year                                   --           --              --
    Due from one-five years                               --           --              --
    Due from five-ten years                               --           --              --
    Due over ten years                                  10,563       10,293           6.99
  FHLMC mortgage-backed securities
    Due within one year                                   --           --               --
    Due from one-five years                               --           --               --
    Due from five-ten years                                530          547           9.30
    Due over ten years                                  32,547       31,806           6.87
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year                                   --           --              --
    Due from one-five years                               --           --              --
    Due from five-ten years                               --           --              --
    Due over ten years                                   7,067        8,195          8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year                                   --           --              --
    Due from one-five years                               --           --              --
    Due from five-ten years                               --           --              --
    Due over ten years                                    --           --              --
  U.S. Government Agency
    Due within one year                                  1,500        1,500           6.00
    Due from one-five years                             25,528       25,226           6.18
    Due from five-ten years                               --           --              --
    Due over ten years                                    --           --              --
  FHLB stock                                             4,247        4,247           6.30
                                                      --------     --------         ------
                                                      $ 81,982     $ 81,814           6.75%
                                                      ========     ========         ======
Securities held for trading(3):
  GNMA certificates                                   $ 83,848     $ 84,460         $ 6.53%
  CMO certificates                                      16,200       15,147           5.95
  CMO residuals(4)                                       8,489        8,539           8.00
  U.S. Treasury Bills                                    1,370        1,316           5.72
                                                      --------     --------         ------
                                                      $109,907     $109,462           6.55%
                                                      ========     ========         ======

                                                   (Footnotes on following page)

---------------
(1)      All securities are held in the Bank's investment securities portfolio.

(2) Comprised of subordinated tranches and residuals from the Bank's 1992 Grantor Trust.

(3) Except for GNMA certificates with a fair value of $1.7 million and $1.7 million as of December 31, 1997 and 1996, respectively, and U.S. Treasury Bills with a fair value of $770,000 at December 31, 1996, all of such securities are held in R&G Mortgage's securities portfolio.

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

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within HUD which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $240,000 To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

         Mortgage-backed securities generally increase the quality of R&G Financial's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of R&G Financial. At December 31, 1998, $42.9 million or 7.7% of R&G Financial's mortgage-backed securities was pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

         The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 1998, the Bank's CMOs and CMO residuals, which had a fair value of $9.7 million, were designated as "high-risk mortgage securities" and classified as available for sale.

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

         Deposits. Deposits are the major sources of the Bank's funds for lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $294.3 million of certificates of deposit with balances of $100,000 or more, which amounted to 29.1% of the Bank's total deposits at December 31, 1998. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

         The Bank attempts to price its deposits in order to promote deposit growth. The Bank regularly evaluates the internal costs of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not currently obtain funds through brokers, although at December 31, 1998 it held $15.1 million of deposits acquired from money desks in the United States.

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

                                                                     December 31,
                                      ---------------------------------------------------------------------------
                                             1998                        1997                       1996
                                      ----------------------     ---------------------     ----------------------

                                      Average       Average      Average      Average      Average       Average
                                      Balance      Rate Paid     Balance     Rate Paid     Balance      Rate Paid
                                      -------      ---------     -------     ---------     -------      ---------
                                                                (Dollars in Thousands)

Passbook......................         $88,754        3.75%    $  75,958         3.79%   $  73,216         3.77%
NOW and Super NOW
   accounts...................          99,336        3.93        86,843         3.84       78,183          3.85
Checking......................          39,052          --        23,859           --       20,451            --
Commercial checking(1)........          77,329          --        46,301           --       30,173            --
Certificates of deposit.......         522,016        5.98       435,743         6.02      359,525          6.05
                                       -------        ----     ---------         ----     ---------         ----
  Total deposits..............        $826,487        4.65%     $668,704         4.85%    $561,548          4.90%
                                       =======        ====       =======         ====      =======          ====

----------------

(1)      Includes  $109.9  million,  $50.2  million and $10.6  million of escrow
         funds  of  R&G  Mortgage  at  December   31,   1998,   1997  and  1996,
         respectively, maintained with the Bank.


         The   following   table  sets  forth  the   maturities  of  the  Bank's
certificates of deposit having principal amounts of $100,000 or more at December 31, 1998.

                                                                 Amount
                                                            ---------------
                                                             (In Thousands)
Certificates of deposit maturing:
Three months or less.....................................       $ 92,656
Over three through six months............................         51,621
Over six through twelve months...........................         42,534
Over twelve months.......................................         53,705
                                                                --------
  Total..................................................       $240,516
                                                                ========

         Borrowings. R&G Financial's business requires continuous access to various funding sources, both short and long-term. R&G Mortgage's primary source of short-term funds is through sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). The Bank also from time to time utilizes reverse repurchase agreements when they represent a competitive short-term funding source. In a reverse repurchase agreement transaction, R&G Financial will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price less than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which R&G Financial has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of R&G Financial's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by R&G Financial. Reverse repurchase agreements represent a competitive cost funding source for R&G Financial. Nevertheless, R&G Financial is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, R&G Financial only deals with large, established investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 1998, R&G Financial had $471.4 million of reverse repurchase agreements outstanding, $396.2 million of which represented borrowings of R&G Mortgage. At December 31, 1998, the weighted average interest rate on R&G Financial's reverse repurchase agreements amounted to 5.42%.

         R&G Mortgage's loan originations are also funded by borrowings under various warehouse lines of credit provided by two unrelated commercial banks ("Warehouse Lines"). At December 31, 1998, R&G Mortgage was permitted to borrow under such Warehouse Lines up to $209.0 million, $107.6 million of which was drawn upon and outstanding as of such date. The Warehouse Lines are used by R&G Mortgage to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when R&G Mortgage receives payment from the sale of the funded loan, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by a general assignment of mortgage payments receivable and an assignment of certain mortgage servicing rights. Certain of these warehousing lines of credit impose restrictions on R&G Mortgage with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared.

         The interest rate on funds borrowed pursuant to the Warehouse Lines is based upon a specified prime rate less a negotiated amount or, if available, a designated Puerto Rico Section 936 funds rate (which is lower than the prime rate) plus a negotiated amount. By maintaining compensating balances, R&G Mortgage is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by R&G Mortgage for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 1998, the weighted average interest rate being paid by R&G Mortgage under its Warehouse Lines amounted to 6.43%.

         The Warehouse Lines include various covenants and restrictions on R&G Mortgage's operations, including maintenance of minimum levels of net worth and debt service, minimum levels and ratios with respect to outstanding indebtedness and restrictions on the amount of dividends which can be declared and paid by R&G Mortgage on its common stock. Management of R&G Financial believes that as of December 31, 1998, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

         Although the Bank's primary source of funds is deposits, the Bank also borrows funds on both a short and long-term basis. The Bank actively utilizes 936 Notes as a primary borrowing source. The 936 Notes have original terms to maturity of between five and seven years and are payable semiannually at either a variable interest rate (84% of the three-month LIBOR rate less .125%, and 96% of the three month LIBID rate or a fixed interest rate (ranging from 5.60% to 7.15%). The Bank is able to obtain such low cost funds by investing the proceeds in eligible activities as proscribed under Puerto Rico law, which provide tax advantages under Puerto Rico tax laws and under U.S. federal tax laws for U.S. corporations which are operating in Puerto Rico pursuant to Section 936 of the Code. See " - Mortgage Banking Activities - Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." At December 31, 1998, $38.6 million of the 936 Notes were secured by marketable securities, while $45.5 million were secured by standby letters of credit issued by the FHLB of New York (which are, in turn, secured by first mortgage loans, securities and cash deposits). The 936 Notes contain certain provisions which indemnify the holders thereof from the federal tax liability which would be incurred, plus any penalties and interest, if the Bank did not invest the proceeds as required in eligible activities, and also provide for a "gross up" provision which permits the Bank to continue the obligation at an adjusted interest rate based on LIBOR in the event the interest on the 936 Notes is subject in whole or in part to federal and/or Puerto Rico income tax. At December 31, 1998, the Bank had $84.1 million of 936 Notes outstanding, $23.6 million of which matures in 1999, $25.0 million of which matures in 2000 and $35.5 million of which matures in 2001.

         The Bank obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the Bank have been met. FHLB of New York advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of New York are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1998, the Bank had access to $533.5 million in advances from the FHLB of New York, and had 13 FHLB of New York advances aggregating $121.0 million outstanding as of such date, which mature at various dates commencing in January 1999 through March 2008 and have a weighted average interest rate of 5.25%. In addition, at December 31, 1998, the Bank maintained $51.3 million in standby letters of credit with the FHLB of New York, which secured $45.5 million of outstanding 936 Notes payable and $4.1 million of 936 certificates of deposit. At December 31, 1998, the Bank had pledged specific collateral aggregating $217.4 million to the FHLB of New York under its advances program and to secure the letters of credit. The Bank maintains collateral with the FHLB of New York in excess of applicable requirements in order to facilitate any necessary additional borrowings by the Bank in the future.

         The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.

                                                                         At or For the Year Ended
                                                                                  December 31,
                                                                --------------------------------------------
                                                                  1998              1997              1996
                                                                --------         ---------         ---------
                                                                     (Dollars in Thousands)
R&G Mortgage:
Securities sold under agreements to repurchase:
  Average balance outstanding.......................            $354,786         $187,682          $ 93,653
  Maximum amount outstanding at any month-end
    during the period...............................             415,960          385,054           108,240
  Balance outstanding at end of period..............             415,960          385,054            97,444
  Average interest rate during the period...........               5.73%            6.03%             5.00%
  Average interest rate at end of period............               5.46%            5.85%             5.67%
Notes Payable:
  Average balance outstanding.......................            $102,047          $66,405           $40,805
  Maximum amount outstanding at any month-end
    during the period...............................             161,060           93,523            85,135
  Balance outstanding at end of period..............             107,648           24,353            40,342
  Average interest rate during the period...........               7.07%            6.03%             5.32%
  Average interest rate at end of period............               6.43%            5.85%             4.97%
The Bank:
FHLB of New York advances:
  Average balance outstanding.......................             $94,025          $23,524           $ 6,366
  Maximum amount outstanding at any month-end
    during the period...............................             160,100           42,200            15,000
  Balance outstanding at end of period..............             121,000           42,200            15,000
  Average interest rate during the period...........               5.55%            5.80%             5.84%
  Average interest rate at end of period............               5.25%            6.03%             5.75%
Securities sold under agreements to repurchase:
  Average balance outstanding.......................             $55,915          $39,090           $ 6,954
  Maximum amount outstanding at any month-end
    during the period...............................              79,513           63,088            19,000
  Balance outstanding at end of period..............              75,222           48,080                --
  Average interest rate during the period...........               5.57%            5.55%             4.74%
  Average interest rate at end of period............               5.35%            5.56%               --%
Notes Payable:
  Average balance outstanding.......................             $84,100          $85,034           $85,365
  Maximum amount outstanding at any month-end
    during the period...............................              84,100           86,500           111,500
  Balance outstanding at end of period..............              84,100           84,100            86,500
  Average interest rate during the period...........               6.45%            6.60%             5.55%
  Average interest rate at end of period............               5.74%            5.97%             5.82%

                          Trust and Investment Services

         R&G Financial also provides trust and investment services through the Bank's Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 1998, the Bank's Trust
Department administered approximately 6,945 trust accounts, with aggregate assets of $28.2 million as of such date. In addition, during the year ended December 31, 1998, the

Bank's Trust Department sold $47.9 million of GNMA mortgage-backed securities. The Bank receives fees dependent upon the level and type of service provided. The administration of the Bank's Trust Department is performed by the Trust Committee of the Board of Directors of the Bank.


                                    Personnel

         As of December 31, 1998, R&G Financial (on a consolidated basis) had 1,054 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.


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

         Limitations on Transactions with Affiliates. Transactions between financial institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a financial institution is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a financial institution (such as R&G Financial) and any companies which are controlled by such parent holding company are affiliates of the financial institution. Generally, Sections 23A and 23B (i) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no financial institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the financial institution. See "General - Affiliated Transactions" for a discussion of the affiliated transactions conducted by R&G Mortgage and the Bank.

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

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

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

         FDIC Insurance Premiums. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized". These three groups are then divided into three subgroups which  reflect  varying  levels of  supervisory  concern,  from those  which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The Bank was classified as a "well-capitalized"
institution as of December 31, 1998. An additional assessment is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments. Such additional assessments amount to 6.3 basis points and 1.3 basis points for SAIF insured deposits and BIF insured deposits, respectively.

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

         The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions

Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1998, the Bank met each of its capital requirements.

         The FDIC and the other federal banking agencies have published a joint policy statement that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. The FDIC and other federal banking agencies have also adopted a joint policy statement on interest rate risk policy. Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and a comprehensive risk management process that effectively identifies, measures, monitors and controls risks.

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

    The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the sum of the Bank's paid-in common and preferred stock capital. As of December 31, 1998, the Bank had credited $3.5 million to such reserve fund.

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

         Under the Puerto Rico Banking Law, the Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank, plus 15% of 50% of undistributed earnings for "well capitalized" institutions. As of December 31, 1998, the legal lending limit for the Bank under these provisions was approximately $16.3 million and its maximum extension of credit to any one borrower was $9.4 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans to subsidiaries of banks, or loans that are secured by mortgages by real estate, or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. Loans to non-banking affiliates of the Bank are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act.

         The Puerto Rico Banking Law also authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the bank must be sold in a private or public sale within one year from the date of purchase. The Bank may repurchase its own stock for the purpose of reducing its capital, subject to the approval of the OCFI.

         The rate of interest that the Bank may charge on mortgage and other types of loans to individuals in Puerto Rico is subject to Puerto Rico's usury laws. Such laws are administered by the Financing Board, which consists of the Commissioner of Financial Institutions, the President of the Government Development Bank, the Chairman of the Planning Board and the Puerto Rico Secretaries of Commerce, Treasury and Consumer Affairs and three representatives from the private sector. The Financing Board promulgates regulations which specify maximum rates on various types of loans to individuals. The Financing Board eliminated the regulations that set forth the maximum interest rates that could be charged on consumer loans, mortgage loans and commercial loans. The origination charges on residential mortgage loans may not exceed 6% of the loan amount.

         Regulatory  Enforcement  Authority.  Applicable  banking  laws  include substantial enforcement powers available to federal and Puerto Rico banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

Item 2. Properties.

         The Company's principal executive office is located at 280 Jesus T. Pinero Avenue, Hato Ray, San Juan, Puerto Rico 00918. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of R&G Financial at December 31, 1998, all of which properties are leased.

                                                                                         Net Book Value
    Description/Address                           Lease Term Expiration                    of Property
    -------------------                           ---------------------                    -----------
                                                                                          (In Thousands)
The Bank:
Hato Rey Branch(1)(2)(3)                            December 31, 2003                           $1,547
280 Jesus T. Pinero Avenue                      One (1) five year option
Hato Rey, PR 00919

Los Jardines Branch                                 September 4, 1999                               97
Los Jardines de Guaynabo Shopping Center         One (1) ten year option
PR Road No. 20
Guaynabo, PR 00969

San Patricio Branch(4)                                June 30, 2013                                257
San Patricio Plaza
Ortegon Street
Guaynabo, PR 00969

Bayamon Branch(2)(3)                                  May 31, 2001                                 265
42-43 Betances Avenue                            One (1) ten year option
Urb. Hermanas Davila
Bayamon, PR 00959

Bayamon East Branch(4)                              January 10, 2001                               432
Road #174, Lot 100                              Two (2) five year options
Urb. Ind. Minillas
Bayamon, PR 00959

Arecibo Branch(3)                                   December 31, 2001                              110
Marginal Vista Azul                             Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Branch(3)                                     August 8, 2009                                448
Plaza Puerta del Sol                           Four (4) five year options
PR Road No. 2, Km. 49.7
Manati, PR 00674

                                                                                         Net Book Value
    Description/Address                           Lease Term Expiration                    of Property
    -------------------                           ---------------------                    -----------
                                                                                          (In Thousands)
Carolina Branch(4)                                     July 31, 2003                           349
65th Infantry Avenue
Corner San Marcos Street
Carolina, PR 00985

Trujillo Alto Branch(4)                              October 31, 2004                          101
Trujillo Alto Shopping Center
Trujillo Alto, PR 00976

Santurce Branch(4)                                    April 30, 1999                           323
1077 Ponce de Leon Avenue                       Three (3) six year options
Santurce, PR 00917

Laguna Gardens Branch(4)                              April 30, 1999                           119
Laguna Gardens Shopping Center                   One (1) five year option
Isla Verde
Carolina, PR 00979

Plaza Carolina Branch(4)                               May 31, 2000                            163
Plaza Carolina Mall
Carolina, PR 00985

Norte Shopping Branch(4)                              April 30, 2000                           128
Norte Shopping Center                            Two (2) five year options
Baldorioty de Castro Avenue
San Juan, PR 00907

Vega Baja Branch(4)                                    May 31, 2003                            332
Cabo Caribe Development                          One (1) five year option
PR Road No. 2, Marginal
Vega Baja, PR 00693

Mayaguez Branch(3)                                    April 30, 2002                           582
McKinley Street                                 Three (3) five year options
Corner Dr. Vady
Mayaguez, PR 00680

Fajardo I Branch(2)(4)                                March 15, 2003                           381
Garrido Morales Street                           Two (2) Five Year Options
Corner San Rafael
Fajardo, PR 00738

Martinez Nadal Branch(4)                               June 14, 2003                           627
Paradise Mall                                    Two (2) Five Year Options
Corner Jesus T. Pinero Ave.
Rio Piedras, PR 00925

                                       56

                                                                                         Net Book Value
    Description/Address                           Lease Term Expiration                    of Property
    -------------------                           ---------------------                    -----------
                                                                                          (In Thousands)
Ponce Branch(4)                                      March 31, 2000                               292
Lifetime Building Lot 5                          Three (5) Year Options
Urb. Industrial San Rafael
Ponce, PR 00731

Fajardo II Branch(4)                               September 30, 1999                              41
Celis Aguilera #161                             One (1) Seven Year Option
Fajardo, PR 00738

Plaza del Sol Branch(4)                             November 15, 2010                             724
Plaza del Sol Mall                              Two (2) Four Year Options
725 West Main Ave.
Bayamon, PR 00961

Operations Center(2)                                January 10, 2001                            2,443
Road #174, Lote 100                             Two (2) five year options
Urb. Ind. Minillas
Bayamon, PR 00959

Branch locations to be                                     --                                     609
                                                                                                  ---
opened in 1999

                                                                                               10,370
                                                                                               ------

Champion Mortgage:

Hato Rey Branch                                       June 30, 2003                                53
295 Jesus T. Pinero                             One (1) five year option
San Juan, PR 00918

Ponce Branch                                           May 1, 2003                                 26
                                                                                                   --
Las Americas Ave
Ext. Buena Vista #25
Ponce, PR 00731                                                                                    79
          -----                                                                                    --

                                       57

                                                                                         Net Book Value
    Description/Address                           Lease Term Expiration                    of Property
    -------------------                           ---------------------                    -----------
                                                                                          (In Thousands)
R&G Mortgage:


Caguas Office                                         July 31, 2000                                  8
D-9 Degetau Street                              One (1) five year option
Urb. San Alfonso
Caguas, PR 00725

Los Jardines Office(5)                               August 1, 2006                                 18
Los Jardines de Guaynabo Shopping Center        One (1) five year option
PR Road No. 20
Guaynabo, PR 00969

Hato Rey Office(2)(3)                               December 31, 2002                            2,364
280 Jesus T. Pinero Avenue                      Two (2) five year options
Hato Rey, PR 00919

Bayamon Office(2)(3)                                  May 30, 2001                                  78
42-43 Betances Avenue                            One (1) ten year option
Urb. Hermanas Davila
Bayamon, PR 00959

Arecibo Office(3)                                    January 1, 2002                                 7
Marginal Vista Azul                             Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Office(3)(6)                                 October 30, 2003                                12
Plaza Puerta del Sol                            One (1) five year option
PR Road No. 2, Km. 49.7
Manati, PR 00674

                                                                                         Net Book Value
    Description/Address                           Lease Term Expiration                    of Property
    -------------------                           ---------------------                    -----------
                                                                                          (In Thousands)
Mayaguez Office(3)(6)                               October 30, 2003                                26
                                                                                                 -----
McKinley Street                                 One (1) five year option
Corner Dr. Vady
Mayaguez, PR 00680
                                                                                                 2,513
                                                                                               $12,962

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

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from page 75 of the Registrant's 1998 Annual Report.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from pages 25 to 27 of the Registrant's 1998 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

         The information required herein is incorporated by reference from pages 28 to 40 of the Registrant's 1998 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required herein is incorporated by reference from pages 31 to 32 of the Registrant's 1998 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 41 to 74 of the Registrant's 1998 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 3 to 8 of the Registrant's Proxy Statement dated March 30, 1999 ("Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 12 to 15 of the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 9 to 11 of the Registrant's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from pages 16 to 18 of the Registrant's Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Independent Auditors' Report.

                  Consolidated  Statements of Financial Condition as of December
                   31, 1998 and 1997.

                  Consolidated Statements of Income for the Years Ended December
                     31, 1998, 1997 and 1996.

                  Consolidated  Statements  of Cash  Flows for the  Years  Ended
                     December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Changes in Stockholders' Equity for
                     the Years Ended December 31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements.


         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                                          Description
------------     -------------------------------------------------------------------------------------------------
2.0              Amended and Restated Agreement and Plan of Merger by and between R&G Financial
                      Corporation, the Bank and R-G Interim Premier Bank, dated as of September 27,
                      1996.(1)
3.1              Certificate of Incorporation of R&G Financial Corporation.(2)
3.2              Certificate of Amendment to Certificate of Incorporation of R&G Financial
                      Corporation.(2)
3.3              Bylaws of R&G Financial Corporation.(2)
3.4              Form of Certificate of Resolutions designating the terms of the Series A Preferred Stock
                 (defined below).(3)
4.0              Specimen of Stock Certificate of R&G Financial  Corporation.(2)
4.1              Form of Series A Preferred Stock (defined below) Certificate of R&G Financial
                 Corporation.(3)
10.1             Master Purchase, Servicing and Collection Agreement between R&G Mortgage and the
                      Bank dated February 16, 1990, as amended on April 1, 1991, December 1, 1991,
                      February 1, 1994 and July 1, 1994.(2)
10.2             Master Custodian Agreement between R&G Mortgage and the Bank dated February 16,
                      1990, as amended on June 27, 1996.(2)
10.3                  Master  Production  Agreement between R&G Mortgage and the
                      Bank dated  February  16,  1990,  as amended on August 30,
                      1991 and March 31, 1995.(2)
10.4             Data Processing Computer Service Agreement between R&G Mortgage and R-G
                      Premier Bank dated December 1, 1994.(2)
10.5             Securitization Agreement by and between R&G Mortgage and the Bank, dated as of July
                      1, 1995.(2)
10.6             R&G Financial Corporation Stock Option Plan.(2)(*)
13.0             1998 Annual Report to Stockholders.
21.0             Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information.
27.0             Financial Data Schedule.
99.1             Valuation Report on Minority Interest of Bank Stockholders, prepared by Friedman,
                      Billings, Ramsey & Co., Inc., dated June 13, 1996.(2)
99.2             Update to Valuation on Minority Interest of Bank Stockholders, prepared by Friedman,
                      Billings, Ramsey & Co., Inc., dated September 27, 1996.(1)

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

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-60923), as amended, filed with the SEC on August 7, 1998.

(*)  Management contract or compensatory plan or arrangement.

     (3)(b)       Reports on Form 8-K.

                  None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   R&G FINANCIAL CORPORATION


March 30, 1999                     By:    /s/ Victor J. Galan
                                          -------------------
                                          Victor J. Galan
                                          Chairman of the Board, President and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Victor J. Galan                                       March 30, 1999
-------------------
Victor J. Galan
Chairman of the Board, President and
 Chief Executive Officer
 (principal executive officer)


/s/ Joseph R. Sandoval                                    March 30, 1999
----------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                                     March 30, 1999
---------------------
Ana M. Armendariz
Director and Treasurer



/s/ Ramon Prats                                           March 30, 1999
Ramon Prats
Executive Vice President and Director

/s/ Enrique Umpierre-Suarez                               March 30, 1999
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                               March 30, 1999
----------------------------
Victor L. Galan Fundora
Director


/s/ Juan J. Diaz                                          March 30, 1999
----------------
Juan J. Diaz
Director


/s/ Pedro Ramirez                                         March 30, 1999
-----------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                                  March 30, 1999
------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                                     March 30, 1999
---------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                                March 30, 1999
--------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                                  March 30, 1999
------------------------
Benigno R. Fernandez
Director

/s/Ileana M. Colon-Carlo                                  March 30, 1999
------------------------
Ileana M. Colon-Carlo
Director

/s/Roberto Gorbea                                         March 30, 1999
-----------------
Roberto Gorbea