Form 10-Q
period 1999-03-31
R&G FINANCIAL CORP
filed 1999-05-14
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                              YES [ X ]    NO [   ]

Number of  shares  of Class B Common  Stock  outstanding  as of March 31,  1999:
10,185,691. (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
--------------------------------
                                                                            Page

Item 1.  Consolidated Financial Statements .................................   3

            Consolidated Statement of Financial Condition as of
                     March 31, 1999 (Unaudited) and December 31, 1998.......   3

            Consolidated Statements of Income for the Three
                     Months Ended March 31, 1999 and 1998 (Unaudited).......   4

            Consolidated Statements of Comprehensive Income for the Three
                     Months Ended March 31, 1999 and 1998 (Unaudited).......   5

            Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 1999 and 1998 (Unaudited) .............   6

            Notes to Unaudited Consolidated Financial Statements ...........   7


Item 2...Management's Discussion and Analysis...............................  14

Item 3...Quantitative and Qualitative Disclosures about Market Risk.........  17


Part II  - Other Information
-------  -------------------

Item 1.  Legal Proceedings .................................................  17

Item 2.  Changes in Securities .............................................  17

Item 3.  Defaults upon Senior Securities ...................................  17

Item 4.  Submission of Matters .............................................  17

Item 5.  Other Information .................................................  17

Item 6.  Exhibits and Reports on Form 8-K ..................................  18

                  Signatures ...............................................  18

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1:  Consolidated Financial Statements
-------  ---------------------------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,         December 31,
                                                                                      1999                1998
                                                                                 --------------     --------------
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                         $   35,700,762     $   51,804,750
Money market investments:
    Securities purchased under agreements to resell                                  7,501,490         11,544,123
    Time deposits with other banks                                                   5,171,966         30,361,527
    Federal funds sold                                                                    --           10,018,048
Mortgage loans held for sale, at lower of cost or market                           109,990,674        117,126,040
Mortgage-backed securities held for trading, at fair value                          25,216,189        450,546,034
Mortgage-backed securities available for sale, at fair value                       528,757,067         95,040,331
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1999 - $26,829,846; 1998 - $28,260,925)                    26,834,199         28,255,518
Investment securities available for sale, at fair value                             71,572,197         59,502,140
Investment securities held to maturity, at amortized cost
(estimated market value: 1999- $ 6,367,577; 1998- $6,378,634)                        6,348,172          6,343,929
Loans receivable, net                                                            1,167,240,530      1,073,668,278
Accounts receivable, including advances to investors, net                           12,233,705          9,665,290
Accrued interest receivable                                                         13,748,392         12,505,431
Servicing Asset                                                                     61,944,250         58,221,052
Premises and equipment                                                              13,549,816         12,962,435
Other assets                                                                        16,736,038         17,216,602
                                                                                --------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                            $2,102,545,447     $2,044,781,528
Liabilities:                                                                    ==============     ==============

     Deposits                                                                   $1,094,290,510     $1,007,297,304
     Securities sold under agreements to repurchase                                423,340,922        471,421,726
     Notes payable                                                                 172,469,029        182,747,956
     Advances from FHLB                                                            141,000,000        121,000,000
     Other borrowings                                                                9,000,000          9,000,000
     Accounts payable and accrued liabilities                                       26,674,448         28,020,080
     Other liabilities                                                               5,816,186          4,132,603

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,         December 31,
                                                                                      1999                1998
                                                                                 --------------     --------------
                                                                                   (Unaudited)
     Preferred stock, $.01 par value, 10,000,000 shares authorized, 7.40%        1,872,591,095      1,823,619,669
         Monthly Income                                                         --------------     --------------

          Preferred Stock, Series A, $25 liquidation value, 2,000,000 shares
             authorized, issued and outstanding                                     50,000,000         50,000,000
     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
             issued  and Outstanding                                                   184,406            184,406
          Class B - $.01 par value, 20,000,000 shares authorized, 10,185,691
             issued and outstanding in 1999 and 10,146,091 in 1998                     101,857            101,461
     Additional paid-in capital                                                     41,703,482         41,544,378
     Retained earnings                                                             133,700,796        124,418,278
     Capital reserves of the Bank                                                    3,547,798          3,547,798
     Accumulated other comprehensive income                                            716,013          1,365,538
                                                                                --------------     --------------
                                                                                   229,954,352        221,161,859
                                                                                --------------     --------------
                                                                                $2,102,545,447     $2,044,781,528
                                                                                ==============     ==============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three month
                                                                    period ended
                                                                      March 31,
                                                             ------------------------------
                                                                 1999              1998
                                                             ------------      ------------
                                                                       (Unaudited)
Interest income:
     Loans                                                   $ 26,616,509      $ 18,656,942
     Money market and other investments                           733,461         1,428,203
     Mortgage-backed securities                                 8,035,385         7,691,106
                                                             ------------      ------------
          Total interest income                                35,385,355        27,776,251
                                                             ------------      ------------

Interest expense:
     Deposits                                                  11,460,159         8,345,253
     Securities sold under agreements to repurchase             5,374,542         5,693,530
     Notes payable                                              3,729,187         2,969,761
          Other                                                 1,587,320           781,866
                                                             ------------      ------------
          Total interest expense                               22,151,208        17,790,410
                                                             ------------      ------------
Net interest income                                            13,234,147         9,985,841
Provision for loan losses                                      (1,300,000)       (1,500,000)
                                                             ------------      ------------
Net interest income after provision for loan losses            11,934,147         8,485,841
                                                             ------------      ------------
Other income:
     Net gain on origination and sale of loans                 10,478,205         7,392,555
     Net profit on trading account                                   --              14,580
     Net gain on sales of investments available for sale           19,531           149,468
                                                                5,760,770         3,687,057
     Loan administration and servicing fees
     Service charges, fees and other                            1,485,172         1,184,384
                                                             ------------      ------------
                                                               17,743,678        12,428,044
                                                             ------------      ------------

        Total revenues                                         29,677,825        20,913,885
                                                             ------------      ------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three month
                                                                    period ended
                                                                      March 31,
                                                             ------------------------------
                                                                 1999              1998
                                                             ------------      ------------
                                                                       (Unaudited)
Operating expenses:
     Employee compensation and benefits                         4,770,004         3,558,222
     Office occupancy and equipment                             2,389,800         1,824,971
     Other administrative and general                           7,677,815         4,794,354
                                                             ------------      ------------
                                                               14,837,619        10,177,547
                                                             ------------      ------------
Income before income taxes                                     14,840,206        10,736,338
                                                             ------------      ------------
Income tax expense:
     Current                                                    1,924,408         1,860,651
     Deferred                                                   1,764,920         1,395,852
                                                             ------------      ------------
                                                                3,689,328         3,256,503
                                                             ------------      ------------
          Net income                                         $ 11,150,878      $  7,479,835
                                                             ============      ============


Earnings per common share - Basic                            $       0.36      $       0.26
                                                             ------------      ------------
                          - Diluted                          $       0.35      $       0.26
                                                             ------------      ------------

Weighted average number of shares outstanding - Basic          28,600,647        28,289,504
                                              - Diluted        29,342,647        29,045,504

        The accompanying notes are an integral part of these statements.

R&G Financial Corporation
Consolidated Statements of Comprehensive Income

                                                                                Three Month
                                                                               period ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          1999               1998
                                                                      ------------      ------------
                                                                               (Unaudited)


Net Income                                                            $ 11,150,878      $  7,479,835
                                                                      ------------      ------------
Other comprehensive income, before tax:

Unrealized gains (losses) on securities:

     Arising during period                                              (1,045,264)         (238,609)
     Less:  Reclassification adjustments for gains included in
                 net income                                                (19,531)         (149,468)
                                                                      ------------      ------------
                                                                        (1,064,795)         (388,077)
                                                                      ------------      ------------

Income tax benefit related to items of other comprehensive income          415,270           151,350
                                                                      ------------      ------------

Other comprehensive (loss)  income, net of tax                            (649,525)         (236,727)
                                                                      ------------      ------------

Comprehensive income, net of tax                                      $ 10,501,353      $  7,243,108
                                                                      ============      ============


        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                             Three month
                                                                                                            period ended
                                                                                                              March, 31
                                                                                                ------------------------------------
                                                                                                     1999                  1998
                                                                                                -------------         -------------

                                                                                                         (Unaudited)
Cash flows from operating activities:
     Net income                                                                                 $  11,150,878         $   7,479,835
                                                                                                -------------         -------------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                              891,342               644,587
           Amortization of premium (accretion of discount) on investments and
               mortgage-backed securities, net                                                         13,141               (21,695)
           Amortization of deferred loan origination  (fees) costs, net                              (391,574)               71,678
           Amortization of servicing rights                                                         1,634,426               614,327
           Provision for loan losses                                                                1,300,000             1,500,000
           Provision for bad debts in accounts  receivable                                            100,000                75,000
           Gain on sales of  loans                                                                 (2,578,960)           (1,089,913)
           Loss (gain) on sales of mortgage-backed and investment securities
              available for sale                                                                      136,102              (149,468)
           Unrealized loss (profit) on trading securities                                             181,718              (743,970)
           Increase in mortgage loans held for sale                                               (42,955,011)           (9,311,286)
           Net increase in mortgage-backed  securities held for trading                            (2,260,268)           (8,690,211)
           (Increase) decrease in receivables                                                      (3,911,376)              508,360
           Decrease in other assets                                                                   310,741             2,200,838
           (Decrease) increase in notes payable                                                   (10,278,927)           15,191,328
           (Decrease) increase in accounts payable and accrued liabilities                           (381,350)            1,225,264
                                                                                                    1,683,583               163,602
                                                                                                -------------         -------------
               Total adjustments                                                                  (56,506,413)            2,188,441
                                                                                                -------------         -------------
               Net cash (used in) provided by operating activities                                (45,355,535)            9,668,276
                                                                                                -------------         -------------
Cash flows from investing activities:
      Purchases of investment securities                                                          (29,600,000)          (23,842,120)
      Proceeds from sales and maturities of securities available for sale                          63,415,018            25,553,791
      Proceeds from maturities of securities held to maturity                                            --               4,405,420
      Proceeds from sales of loans                                                                 49,660,184            24,399,022
      Net originations of loans                                                                  (143,461,903)         (107,919,577)
      Purchases of  FHLB stock, net                                                                      --              (1,693,500)
      Acquisition of premises and equipment                                                        (1,308,900)           (1,246,796)
      Acquisition of servicing rights                                                              (5,357,624)           (3,126,207)
                                                                                                -------------         -------------
               Net cash used by investing activities                                              (66,653,225)          (83,469,967)
                                                                                                -------------         -------------

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                             Three month
                                                                                                            period ended
                                                                                                              March, 31
                                                                                                ------------------------------------
                                                                                                     1999                  1998
                                                                                                -------------         -------------

                                                                                                         (Unaudited)
Cash flows from financing activities:
     Increase in deposits - net                                                                    86,444,194            40,912,577
     Decrease in federal funds purchased                                                                 --             (10,000,000)
     (Decrease) increase in securities sold under agreements to repurchase - net                  (48,080,804)           10,603,178
     Advances from FHLB                                                                            20,000,000            20,000,000
     Proceeds from issuance of common stock                                                           159,500                  --
     Cash dividends on common stock                                                                (1,868,360)             (707,238)
                                                                                                -------------         -------------
               Net cash provided by financing activities                                           56,654,530            60,808,517
                                                                                                -------------         -------------
Net decrease in cash and cash equivalents                                                         (55,354,230)          (12,993,174)
Cash and cash equivalents at  beginning of  period                                                103,728,448            68,365,723
                                                                                                -------------         -------------
Cash and cash equivalents at end of period                                                      $  48,374,218         $  55,372,549
                                                                                                =============         =============

Cash and cash equivalents include:
     Cash and due from banks                                                                    $  35,700,762         $  21,371,646
     Securities purchased under agreements to resell                                                7,501,490            21,292,213
     Time deposits with other banks                                                                 5,171,966            12,708,690
     Federal funds sold                                                                                  --                    --
                                                                                                -------------         -------------
                                                                                                $  48,374,218         $  55,372,549
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

         R&G Mortgage is engaged primarily in the business of originating FHA-insured, VA-guaranteed, and privately insured first and second mortgage loans on residential real estate. R&G Mortgage pools loans into mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a seller-servicer of conventional loans. R&G Mortgage is licensed by the Secretary of the Treasury of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

         The  Bank  provides  a  full  range  of  banking  services,   including
residential, commercial and personal loans and a diversified range of deposit products through twenty branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and the results of operations and changes in its cash flows for the three months ended March 31, 1999 and 1998.

         The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

         Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the quarter ended March 31, 1998 to conform to the presentation for the quarter ended March 31, 1999.

Basis of consolidation

         All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133- "Accounting for Derivative Instruments and Hedging Activities."

         This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically accounted as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

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

Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

         In October 1998, the FASB issued SFAS No. 134- "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. In connection with the adoption of this Statement on January 1, 1999 the Company reclassified approximately $427.4 million of mortgage-backed securities from trading to available for sale.


NOTE 2  -         EARNINGS PER SHARE

         Basic earnings per common share for the three months ended March 31, 1999 and 1998 are computed by dividing net income for such periods by the weighted  average  number  of shares of common  stock  outstanding  during  such periods, which was 28,600,647 and 28,289,504, respectively. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation. The Company's weighted average number of shares outstanding for purposes of diluted earnings per share was 29,342,647 and 29,045,504 for the three month periods ended March 31, 1999 and 1998, respectively.

         On June 25, 1998 the Company effected a 2 for 1 stock split on the Company's common stock, in the form of a stock dividend of one additional share of common stock for each share of common stock held in record as of June 12, 1998. Following distribution of the additional shares, the Company had 28,289,504 common shares outstanding. Per share information for all periods presented take into consideration the stock split paid by the Company in June 1998.

NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.


                                                   March 31,        December 31,
                                                    1999                1998
                                                 ------------       ------------
                                                           (Unaudited)
Mortgage-backed securities held for trading:

CMO Residuals (all interest only)                $  8,261,442       $  7,146,762
GNMA Certificates                                  16,954,747        443,399,272
                                                 ------------       ------------
                                                 $ 25,216,189       $450,546,034
                                                 ============       ============

                                                               March 31, 1999                     December 31, 1998
                                                       -----------------------------     -----------------------------
                                                         Amortized          Fair            Amortized          Fair
                                                           cost            value              cost             value
                                                       ------------     ------------     ------------     ------------
                                                                (Unaudited)
Mortgage-backed securities available for sale:

CMO residuals and other mortgage-backed securities     $  8,338,991     $ 10,154,780     $  7,845,382     $  9,661,171
                                                       ------------     ------------     ------------     ------------
FNMA certificates:
     Due over ten years                                   7,699,654        7,704,471        8,091,335        8,161,704
                                                       ------------     ------------     ------------     ------------
FHLMC certificates:
     Due from one to five years                              83,754           85,363           89,209           90,765
     Due from five to ten years                           1,003,828        1,015,858          240,394          244,140
     Due over ten years                                  18,990,388       19,185,453       21,368,689       21,723,711
                                                       ------------     ------------     ------------     ------------
                                                         20,077,970       20,286,674       21,698,292       22,058,616
                                                       ------------     ------------     ------------     ------------
GNMA certificates:
      Due over ten years                                491,138,214      490,611,142       55,158,840       55,158,840
                                                       ------------     ------------     ------------     ------------

                                                       $527,254,829     $528,757,067     $ 92,793,849     $ 95,040,331
                                                       ============     ============     ============     ============
Investment securities available for sale:

U.S.  Treasury securities:
     Due from one to five years                        $  4,995,772     $  4,963,280     $  4,995,028     $  4,990,625
                                                       ------------     ------------     ------------     ------------

U.S. Government and agencies securities:
      Due from one to five years                         55,500,000       55,204,050       38,100,000       38,106,648
      Due from five to ten years                                                            5,010,140        5,000,000
                                                       ------------     ------------     ------------     ------------
                                                         55,500,000       55,204,050       43,110,140       43,106,648
                                                       ------------     ------------     ------------     ------------

 FHLB stock                                              11,404,867       11,404,867       11,404,867       11,404,867
                                                       ------------     ------------     ------------     ------------
                                                       $ 71,900,639     $ 71,572,197     $ 59,510,035     $ 59,502,140
                                                       ============     ============     ============     ============

         Mortgage backed securities available for sale include interest only securities with an amortized cost of $3,771,323 as of March 31, 1999, which are primarily associated with the sale in prior years of collaterized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

                                                           March 31, 1999                December 31, 1998
                                                     ---------------------------    -----------------------------
                                                     Amortized          Fair          Amortized         Fair
                                                        cost            value            cost            value
                                                     -----------     -----------     -----------     -----------
                                                             (Unaudited)
Mortgage-backed securities held to maturity:

GNMA certificates:
         Due from one to five years                  $    24,404     $    26,173     $    27,227     $    29,201
          Due from five to ten years                  12,406,776      12,146,591      13,024,960      12,751,640
          Due over ten years                           2,338,609       2,285,900       2,359,713       2,306,529
                                                     -----------     -----------     -----------     -----------
                                                      14,769,789      14,458,664      15,411,900      15,087,370
                                                     -----------     -----------     -----------     -----------
  FNMA certificates:
     Due over ten years                               11,842,243      12,155,027      12,607,700      12,944,020
                                                     -----------     -----------     -----------     -----------

FHLMC certificates:

     Due over ten years                                  222,167         216,155         235,918         229,535
                                                     -----------     -----------     -----------     -----------

                                                     $26,834,199     $26,829,846     $28,255,518     $28,260,925
                                                     ===========     ===========     ===========     ===========

Investment securities held to maturity:

U.S.  Treasury securities:
     Due within one year                             $   197,446     $   197,000     $   194,892     $   196,000
                                                     -----------     -----------     -----------     -----------

U.S. Government and agencies securities:
      Due within one year                                207,066         206,910         204,167         204,167
                                                     -----------     -----------     -----------     -----------


Puerto Rico Government and Agencies obligations:
       Due from five to ten years                      5,943,660       5,963,667       5,944,870       5,978,467
                                                     -----------     -----------     -----------     -----------
                                                     $ 6,348,172     $ 6,367,577     $ 6,343,929     $ 6,378,634
                                                     ===========     ===========     ===========     ===========


 NOTE 4  -         LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consist of the following:

                                                March 31,           December 31,
                                                  1999                 1998
                                            ----------------     ---------------
                                               (Unaudited)
Real estate loans:
     Residential - first mortgage           $   814,544,472      $   735,457,756
     Residential - second mortgage               18,368,941           18,633,916
     Land                                           388,750              337,250
     Construction                                36,024,315           34,391,170
     Commercial                                 139,092,081          121,393,030
                                            ---------------      ---------------
                                              1,008,418,559          910,213,122
Undisbursed portion of loans in process         (19,489,007)         (18,170,178)
Net deferred loan costs (fees)                      249,207             (166,056)
                                            ---------------      ---------------
                                                989,178,759          891,876,888
                                            ---------------      ---------------
Other loans:
     Commercial                                  44,921,382           46,532,311
     Consumer:
        Secured by deposits                      16,998,053           17,225,437
        Secured by real estate                   85,837,802           85,054,815
        Other                                    39,150,532           41,381,304
Unamortized discount                               (187,188)            (163,499)
Unearned interest                                  (165,693)            (183,546)
                                            ---------------      ---------------
                                                186,554,888          189,846,822
                                            ---------------      ---------------

           Total loans                        1,175,733,647        1,081,723,710
     Allowance for loan losses                   (8,493,117)          (8,055,432)
                                            ---------------      ---------------
                                            $ 1,167,240,530      $ 1,073,668,278
                                            ===============      ===============

The changes in the allowance for loan losses follow:

                                                     Three months ended
                                                          March 31,
                                               ---------------------------------
                                                  1999                  1998
                                               -----------          -----------
                                                        (Unaudited)
Balance, beginning of period                   $ 8,055,432          $ 6,771,698
Provision for loan losses                        1,300,000            1,500,000
Loans charged-off                               (1,039,726)          (1,980,602)
Recoveries                                         177,411               44,920
                                               -----------          -----------
Balance, end of period                         $ 8,493,117          $ 6,408,016
                                               ===========          ===========

NOTE 5  -         COMMITMENTS AND CONTINGENCIES

Commitments to developers providing end loans

         The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $478.0 million at March 31, 1999. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.

Loans in process

         Loans in process pending final approval and/or closing amounted to approximately $153.7 million at March 31, 1999.


Commitments to buy and sell GNMA certificates

         As of March 31, 1999, the Company had open commitments to issue GNMA certificates of approximately $118.8 million.


Commitments to sell mortgage loans

         As of March 31, 1999 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $76.9 million.


Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

         At March 31, 1999, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $567.8 million at March 31, 1999. Liability, if any, under the recourse provisions at March 31, 1999 is estimated by management to be significant.

Item 2:  Management's Discussion and Analysis
-------  ------------------------------------

Financial Condition

         At March 31, 1999, the Company's total assets amounted to $2.1 billion, as compared to $2.0 billion at December 31, 1998. The $57.8 million or 2.8% increase in total assets during the three month period ended March 31, 1999 was attributable to a $93.6 million or 8.7% increase in loans receivable, which reflects net originations following repayments and sales, and a $19.0 million increase in the Company's investments portfolio. Such increases were partially offset by a $55.4 million or 53.4% decrease in cash and cash equivalents due to the use of excess liquid assets to fund increased loan originations and investments during the period.

         Effective January 1, 1999, the Company reclassified of $427.4 million of mortgage backed securities from trading to available for sale in connection with the adoption of SFAS 134. The adoption resulted in an increase in mortgage-backed securities available for sale for the same amount, and a corresponding decrease in mortgage-backed securities held for trading.

         The increase in the Company's assets were primarily funded by increased deposits of $87.0 million or 8.6% during the three month period ended March 31, 1999.

         At March 31, 1999, the Company's stockholders' equity amounted to $229.9 million, which is an increase of $8.8 million or 4.0% from the amount reported at December 31, 1998. The primary reason for the increase was the net income earned for the quarter, which was partially offset by a $650,000 decrease in unrealized gains on securities available for sale, net of income tax benefits, and $1,868,000 in dividends paid during the period. At March 31, 1999, the Bank's leverage and Tier 1 risk-based capital amounted to 7.42% and 12.57% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 13.58%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $11.1 million during the three months ended March 31, 1999, as compared to $7.5 million during the prior comparable period.

         Total revenues amounted to $29.7 million during the three months ended March 31, 1999 compared to $20.9 million for the prior comparable period. The 41.9% increase was due to an increase in net interest income of $3.2 million or 32.5% during the three months ended March 31, 1999 over the prior comparable period, primarily due to a $8.0 million or 42.7% increase in interest income on loans, which was primarily associated with an increase in the average balance of the outstanding loan portfolio.

         Contributing to the 41.9% increase in revenues during the March 31, 1999 quarter was a $3.1 million or 41.7% increase in net gain on origination and sale of loans, which reflects a 45% increase in mortgage loan originations during the 1999 period associated with an expansion of the Company's existing branch network during fiscal year 1998. Loan administration and servicing fees also increased by $2.1 million or 56.2% due to an increase of the Company's loan servicing portfolio as a result of an increase in the number of loans serviced. Service charges, fees and other also increased by $301,000 or 25.4% due mainly to an increase in banking fees associated with an increased number of deposit accounts during the 1999 period.

         Total expenses increased by $9.3 million or 28.3% during the three months ended March 31, 1999 over the prior comparable period. The increase during the three month period in 1999 was due primarily to a $1.2 million or 34.1% increase in employee compensation and benefits associated with an increase in the number of employees to accommodate increased loan production during the 1999 period, and a $565,000 or 30.9% increase in occupancy expenses mainly related to the operation of five additional branches completed during fiscal 1998 and an additional branch completed in early 1999. These increases in expenses were accompanied by a $2.9 million or 60.1% increase in other miscellaneous expenses, mainly as a result of a $481,000 increase in advertising costs and other expense increases associated with an increase in loan production, and a $1.0 million increase in amortization expenses of the Company's servicing asset.

         Total income tax expense increased by $433,000 or 13.3% during the three months ended March 31, 1999 over the prior comparable period, due primarily to a $4.1 million or 38.2% increase in income before taxes during the 1999 period. The Company's effective tax rate amounted to 24.9% during the three month period ended March 31, 1999 compared to 30.3% in the 1998 comparable period. The decrease in 1999 of the Company's effective tax rate was primarily attributable to an increase in the Company's exempt interest income.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 1999, the Company had $200.0 million in borrowing capacity under warehousing lines of credit, $335.7 million in borrowings capacity under a line of credit with the FHLB of New York and $ 15 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At March 31, 1999, the Company had outstanding commitments to extend credit totaling $37.0 million. Certificates of deposit which are scheduled to mature within one year totaled $956.2 million at March 31, 1999, and borrowings that are scheduled to mature within the same period amounted to $584.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 1999, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.42%, 12.57% and 13.58%, respectively.

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


Item 3:  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

         Quantitative and qualitative disclosures about market risks are presented at December 31, 1998 in Item 7A of the Company's Annual Report on Form 10-K. Management believes there have been no material changes in the Company's market risk since December 31, 1998.


                           PART II - OTHER INFORMATION
                           ---------------------------


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


                                         R&G FINANCIAL CORPORATION



Date: May 14, 1999                       By: /S/ VICTOR J. GALAN
                                             -------------------
                                                  Victor J. Galan, Chairman
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)



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