Form 10-Q
period 1999-06-30
R&G FINANCIAL CORP
filed 1999-08-16
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

            FROM                    TO                          .


                        Commission file number: 000-21137


                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Puerto Rico                                   66-0532217
--------------------------------------------------------------------------------
     (State of incorporation                                Employer
      or organization)                                  Identification No. )


       280 Jesus T. Pinero Avenue
    Hato Rey, San Juan, Puerto Rico                           00918
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (787) 758-2424

              (Registrant's telephone number, including area code)

         Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s) and (b) has been subject to such filing requirements for at least 90 days.

                                  YES  [ X ]    NO    [   ]

         Number of shares of Class B Common Stock outstanding as of June 30, 1999: 10,192,891 (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
--------------------------------
                                                                           Page

Item 1.  Consolidated Financial Statements ...........................       3

            Consolidated Statement of Financial Condition as of
               June 30, 1999 (Unaudited) and December 31, 1998 .......       3

            Consolidated Statements of Income for the Three and Six
               Months Ended June 30, 1999 and 1998 (Unaudited)........       4

            Consolidated  Statements of  Comprehensive  Income for the
               Three and Six Months Ended June 30, 1999 and 1998
               (Unaudited)............................................       5

            Consolidated  Statements of Cash Flows for the Six Months
               Ended June 30, 1999 and 1998 (Unaudited) ..............       6

             Notes to Unaudited Consolidated Financial Statements .....      7


Item 2.  Management's Discussion and Analysis .........................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....     16

Part II  - Other Information
----------------------------

Item 1.  Legal Proceedings ............................................     16

Item 2.  Changes in Securities ........................................     16

Item 3.  Defaults upon Senior Securities ..............................     16

Item 4.  Submission of Matters ........................................     17

Item 5.  Other Information ............................................     17

Item 6.  Exhibits and Reports on Form 8-K .............................     18

             Signatures ...............................................     18

                          PART 1-FINANCIAL INFORMATION
                          ----------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
-------  ---------------------------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                              June 30,          December 31,
                                                                                                1999                1998
                                                                                          ---------------      ---------------
                                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                                   $    32,927,917      $    51,804,750
Money market investments:
    Securities purchased under agreements to resell                                            10,002,847           11,544,123
    Time deposits with other banks                                                             12,691,371           30,361,527
    Federal funds sold                                                                               --             10,018,048
Mortgage loans held for sale, at lower of cost or market                                       75,205,656          117,126,040
Mortgage-backed securities held for trading, at fair value                                     44,457,191          450,546,034
Mortgage-backed securities available for sale, at fair value                                  530,712,426           95,040,331
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1999 - $25,462,066; 1998 - $28,260,925)                               25,303,394           28,255,518
Investment securities available for sale, at fair value                                       124,578,329           59,502,140
Investment securities held to maturity, at amortized cost
(estimated market value: 1999- $ 6,131,155; 1998- $6,378,634)                                   6,141,250            6,343,929
Loans receivable, net                                                                       1,315,053,005        1,073,668,278
Accounts receivable, including advances to investors, net                                      13,841,206            9,665,290
Accrued interest receivable                                                                    14,919,249           12,505,431
Servicing asset                                                                                66,173,253           58,221,052
Premises and equipment                                                                         15,154,370           12,962,435
Other assets                                                                                   22,284,380           17,216,602
                                                                                          ---------------      ---------------
                                                                                          $ 2,309,445,844      $ 2,044,781,528
                                                                                          ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                             $ 1,160,276,440      $ 1,007,297,304
     Securities sold under agreements to repurchase                                           522,235,642          471,421,726
     Notes payable                                                                            123,010,129          182,747,956
     Advances from FHLB                                                                       219,000,000          121,000,000
     Other borrowings                                                                           9,000,000            9,000,000
     Accounts payable and accrued liabilities                                                  31,173,978           28,020,080
     Other liabilities                                                                          6,813,073            4,132,603
                                                                                          ---------------      ---------------
                                                                                            2,071,509,262        1,823,619,669
                                                                                          ---------------      ---------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                              June 30,          December 31,
                                                                                                1999                1998
                                                                                          ---------------      ---------------
                                                                                            (Unaudited)
Stockholders'equity:
     Preferred stock,  $.01 par value,  10,000,000 shares  authorized,  7.40% Monthly
         Income Preferred Stock, Series A, $25 liquidation
          value, 2,000,000 shares authorized, issued and outstanding                           50,000,000           50,000,000
     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
           issued  and outstanding                                                                184,406              184,406
          Class B - $.01 par value, 30,000,000 shares authorized, 10,192,891
           issued  and outstanding in 1999 (1998-10,146,091)                                      101,929              101,461
     Additional paid-in capital                                                                41,732,410           41,544,378
     Retained earnings                                                                        143,561,850          124,418,278
     Capital reserves of the Bank                                                               3,547,798            3,547,798
     Accumulated other comprehensive (loss) income                                             (1,191,811)           1,365,538
                                                                                           ---------------      ---------------
                                                                                              237,936,582          221,161,859
                                                                                          ---------------      ---------------
                                                                                          $ 2,309,445,844      $ 2,044,781,528
                                                                                          ===============      ===============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three month                        Six month
                                                                       period ended                       period ended
                                                                          June 30,                          June 30,
                                                             ------------------------------      ------------------------------
                                                                 1999              1998              1999              1998
                                                             ------------      ------------      ------------      ------------
                                                                        (Unaudited)                         (Unaudited)
                                                                         (Dollars in thousands except for per share data)
Interest income:
     Loans                                                   $     27,957      $     21,487      $     54,574      $     40,144
     Money market and other investments                             7,608             1,538             1,605             2,966
     Mortgage-backed securities                                       872             6,921            15,643            14,612
                                                             ------------      ------------      ------------      ------------
          Total interest income                                    36,437            29,946            71,822            57,722
                                                             ------------      ------------      ------------      ------------

Interest expense:
      Deposits                                                     12,699             9,084            24,159            17,429
      Securities sold under agreements to repurchase                5,598             5,846            10,972            11,539
      Notes payable                                                 3,254             3,140             6,983             6,110
      Other                                                         2,358             1,064             3,946             1,846
                                                             ------------      ------------      ------------      ------------
          Total interest expense                                   23,909            19,134            46,060            36,924
                                                             ------------      ------------      ------------      ------------
Net interest income                                                12,528            10,812            25,762            20,798
Provision for loan losses                                          (1,100)           (1,500)           (2,400)           (3,000)
                                                             ------------      ------------      ------------      ------------
Net interest income after provision for loan losses                11,428             9,312            23,362            17,798
                                                             ------------      ------------      ------------      ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                    9,304             7,660            19,801            15,217
     Loan administration and servicing fees                         6,618             3,833            12,379             7,520
     Service charges, fees and other                                2,090             1,472             3,575             2,656
                                                             ------------      ------------      ------------      ------------
                                                                   18,012            12,965            35,755            25,393
                                                             ------------      ------------      ------------      ------------
          Total revenues                                           29,440            22,277            59,117            43,191
                                                             ------------      ------------      ------------      ------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three month                        Six month
                                                                       period ended                       period ended
                                                                          June 30,                          June 30,
                                                             ------------------------------      ------------------------------
                                                                 1999              1998              1999              1998
                                                             ------------      ------------      ------------      ------------
                                                                        (Unaudited)                         (Unaudited)
                                                                         (Dollars in thousands except for per share data)
Operating expenses:
     Employee compensation and benefits                             5,462             4,212            10,232             7,770
     Office occupancy and equipment                                 2,717             2,166             5,107             3,991
     Other administrative and general                               7,379             5,905            15,057            10,700
                                                             ------------      ------------      ------------      ------------
                                                                   15,558            12,283            30,396            22,461
                                                             ------------      ------------      ------------      ------------
Income before income taxes                                         13,882             9,994            28,721            20,730
                                                             ------------      ------------      ------------      ------------
Income tax expense:
     Current                                                        1,473               747             3,397             2,607
     Deferred                                                         599             1,276             2,364             2,672
                                                             ------------      ------------      ------------      ------------
                                                                    2,072             2,023             5,761             5,279
                                                             ------------      ------------      ------------      ------------

          Net income                                         $     11,810      $      7,971      $     22,960      $     15,451
                                                             ============      ============      ============      ============
Earnings per common share - Basic                            $       0.38      $       0.28      $       0.74      $       0.55
                                                             ------------      ------------      ------------      ------------
                          - Diluted                          $       0.37      $       0.27      $       0.72      $       0.53
                                                             ------------      ------------      ------------      ------------
Weighted average number of shares outstanding - Basic          28,631,073        28,289,504        28,615,943        28,289,504
                                              - Diluted        29,408,611        29,045,504        29,382,772        29,045,504


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                                       Three Month                  Six Month
                                                                                      period ended                period ended
                                                                                         June 30,                   June 30,
                                                                                  ---------------------      ----------------------
                                                                                   1999           1998         1999          1998
                                                                                 -------         ------      -------        -------
                                                                                      (Unaudited)                  (Unaudited)
                                                                                               (Dollars in thousands)
Net Income                                                                       $11,810         $7,971      $22,960        $15,451
                                                                                 -------         ------      -------        -------

Other comprehensive income, before tax:

Unrealized gains (losses) on securities:

     Arising during period                                                        (3,573)           549       (4,773)           309
     Less:   Reclassification adjustments for (gains) losses included
                 in net income                                                       445            ---          581           (149)
                                                                                 -------         ------      -------        -------

                                                                                  (3,128)           549       (4,192)           160
Income tax benefit (expense) related to items of other comprehensive income        1,220           (214)       1,635            (62)
                                                                                 -------         ------      -------        -------

Other comprehensive (loss)  income, net of tax                                    (1,908)           335       (2,557)            98
                                                                                 -------         ------      -------        -------

Comprehensive income, net of tax                                                 $ 9,902         $8,306      $20,403        $15,549
                                                                                 =======         ======      =======        =======

        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Six month
                                                                                                          period ended
                                                                                                             June 30,
                                                                                                    ------------------------
                                                                                                      1999            1998
                                                                                                    ---------      ---------
Cash flows from operating activities:                                                                      (Unaudited)
     Net income                                                                                     $  22,960      $  15,451
                                                                                                   ---------      ---------
           Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
           Depreciation and amortization                                                                1,824          1,347
           Amortization of premium (accretion of discount) on investments and
                 mortgage-backed securities, net                                                          121             (9)
           Amortization of servicing rights                                                             3,381          1,323
           Provision for loan losses                                                                    2,400          3,000
           Provision for bad debts in accounts  receivable                                                150            150
           Gain on sales of  loans                                                                     (5,183)        (2,662)
           Loss (gain) on sales of mortgage-backed and investment securities available for sale           581           (149)
           Unrealized loss (profit) on trading securities                                                 746         (1,888)
           Increase in mortgage loans held for sale                                                    41,920        (43,454)
           Net increase in mortgage-backed  securities held for trading                               (22,066)       (42,797)
           Increase in receivables                                                                     (6,740)        (1,534)
           Increase in other assets                                                                    (5,407)          (694)
           (Decrease) increase in notes payable                                                       (59,738)        58,485
           Increase in accounts payable and accrued liabilities                                         5,220          3,013
           Increase in other liabilities                                                                2,681            562
                                                                                                    ---------      ---------
               Total adjustments                                                                      (40,110)       (25,307)
                                                                                                    ---------      ---------
               Net cash used in operating activities                                                  (17,150)        (9,856)
                                                                                                    ---------      ---------
Cash flows from investing activities:
      Purchases of investment securities                                                              (84,605)       (31,501)
      Proceeds from sales and maturities of securities available for sale                             111,236         39,663
      Proceeds from maturities of securities held to maturity                                             209          4,405
      Proceeds from sales of loans                                                                     99,809         73,398
      Net originations of loans                                                                      (436,234)      (287,438)
      Purchases of  FHLB stock, net                                                                    (4,096)        (4,160)
      Acquisition of premises and equipment                                                            (3,676)        (2,764)
      Acquisition of servicing rights                                                                 (11,332)        (8,712)
                                                                                                    ---------      ---------
               Net cash used by investing activities                                                 (328,689)      (217,109)
                                                                                                    ---------      ---------

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Six month
                                                                                                          period ended
                                                                                                             June 30,
                                                                                                    ------------------------
                                                                                                      1999            1998
                                                                                                    ---------      ---------
                                                                                                           (Unaudited)
Cash flows from financing activities:
     Increase in deposits - net                                                                       152,548         98,421
     Decrease in federal funds purchased                                                                 --            5,000
     (Decrease) increase in securities sold under agreements to repurchase - net                       50,814         42,786
     Advances from FHLB                                                                                98,000         79,400
     Repayment of advances from FHLB                                                                     --             --
     Repayment of subordinate notes                                                                      --           (3,250)
     Capital contribution to subsidiary                                                                  --              (12)
     Proceeds from issuance of common stock                                                               189           --
     Cash dividends on common stock                                                                    (3,817)        (1,468)
                                                                                                    ---------      ---------
               Net cash provided by financing activities                                              297,733        220,877
                                                                                                    ---------      ---------
Net decrease in cash and cash equivalents                                                             (48,106)        (6,088)
Cash and cash equivalents at  beginning of  period                                                    103,728         68,366
                                                                                                    ---------      ---------
Cash and cash equivalents at end of period                                                          $  55,622      $  62,278
                                                                                                    =========      =========

Cash and cash equivalents include:
     Cash and due from banks                                                                        $  32,928      $  22,900
     Securities purchased under agreements to resell                                                   10,003          8,000
     Time deposits with other banks                                                                    12,691         31,378
     Federal funds sold                                                                                  --             --
                                                                                                    ---------      ---------
                                                                                                    $  55,622      $  62,278
                                                                                                    =========      =========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -               REPORTING ENTITY AND BASIS OF PRESENTATION


Reporting entity

     The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the Company) and its wholly-owned subsidiaries, R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, and R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico.

     R&G Mortgage is engaged primarily in the business of originating FHA-insured, VA- guaranteed, and privately insured first and second mortgage loans on residential real estate. R&G Mortgage pools loans into mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a seller-servicer of conventional loans. R&G Mortgage is licensed by the Secretary of the Treasury of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

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

Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and the results of operations and changes in its cash flows for the three and six months ended June 30, 1999 and 1998.

     The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

     Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the three and six month period ended June 30, 1998 to conform to the presentation for the 1999 respective periods.

Basis of consolidation

All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.


NOTE 2  -               EARNINGS PER SHARE

     Basic earnings per common share for the three and six month periods ended June 30, 1999 and 1998 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation.

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

                                                      June 30,         December 31,
                                                        1999              1998
                                                     ----------       ------------
                                                     (Unaudited)
Mortgage-backed securities held for trading:

     CMO residuals and interest only strips         $ 9,296,265        $  7,146,762
     GNMA certificates                               35,160,926         443,399,272
                                                    -----------       ------------
                                                    $44,457,191        $450,546,034
                                                    ===========        ============

                                                               June 30, 1999                 December 31, 1998
                                                        ------------------------------   ----------------------------
                                                         Amortized          Fair           Amortized          Fair
                                                           cost             value            cost             value
                                                       ------------     ------------     ------------     ------------
                                                                  (Unaudited)
Mortgage-backed securities available for sale:

CMO residuals and other mortgage-backed securities     $  8,765,722     $ 10,576,856     $  7,845,382     $  9,661,171
                                                       ------------     ------------     ------------     ------------
FNMA certificates:
     Due from five to ten years                             846,601          836,813             --               --
     Due over ten years                                   6,553,891        6,407,634        8,091,335        8,161,704
                                                       ------------     ------------     ------------     ------------
                                                          7,400,492        7,244,447        8,091,335        8,161,704
                                                       ------------     ------------     ------------     ------------
FHLMC certificates:
     Due from one to five years                             237,882          241,470           89,209           90,765
     Due from five to ten years                           1,243,349        1,233,012          240,394          244,140
     Due over ten years                                  17,152,607       16,948,992       21,368,689       21,723,711
                                                        ------------     ------------     ------------     ------------
                                                         18,633,838       18,423,474       21,698,292       22,058,616
                                                       ------------     ------------     ------------     ------------
GNMA certificates:
      Due over ten years                                496,072,179      494,467,649       55,158,840       55,158,840
                                                       ------------     ------------     ------------     ------------

                                                       $530,872,231     $530,712,426     $ 92,793,849     $ 95,040,331
                                                       ============     ============     ============     ============

Investment securities available for sale:

U.S.  Treasury securities:
     Due from one to five years                        $  4,996,520     $  4,946,875     $  4,995,028     $  4,990,625
                                                       ------------     ------------     ------------     ------------

U.S. Government and Agencies securities:
      Due from one to five years                         85,951,128       84,713,528       38,100,000       38,106,648
      Due from five to ten years                         19,923,596       19,416,860        5,010,140        5,000,000
                                                       ------------     ------------     ------------     ------------
                                                        105,874,724      104,130,388       43,110,140       43,106,648
                                                       ------------     ------------     ------------     ------------

FHLB stock                                               15,501,066       15,501,066       11,404,867       11,404,867
                                                       ------------     ------------     ------------     ------------
                                                       $126,372,310     $124,578,329     $ 59,510,035     $ 59,502,140
                                                       ============     ============     ============     ============

            Mortgage-backed securities available for sale include interest only securities with an amortized cost of $4,213,054 as of June 30, 1999, which are primarily associated with the sale in prior years of collateralized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

                                                            June 30, 1999                December 31, 1998
                                                     ---------------------------     ---------------------------
                                                       Amortized         Fair          Amortized        Fair
                                                         cost            value           cost           value
                                                    -----------     -----------     -----------     -----------
                                                           (Unaudited)
Mortgage-backed securities held to maturity:
GNMA certificates:
      Due from one to five years                     $    21,506     $    23,065     $    27,227     $    29,201
      Due from five to ten years                      11,515,431      11,274,125      13,024,960      12,751,640
      Due over ten years                               2,315,522       2,263,333       2,359,713       2,306,529
                                                    -----------     -----------     -----------     -----------
                                                      13,852,459      13,560,523      15,411,900      15,087,370
                                                    -----------     -----------     -----------     -----------

FNMA certificates:
     Due over ten years                               11,239,902      11,696,220      12,607,700      12,944,020
                                                    -----------     -----------     -----------     -----------

FHLMC certificates:
     Due over ten years                                  211,033         205,323         235,918         229,535
                                                    -----------     -----------     -----------     -----------

                                                     $25,303,394     $25,462,066     $28,255,518     $28,260,925
                                                     ===========     ===========     ===========     ===========
Investment securities held to maturity:
U.S.  Treasury securities:
     Due within one year                             $   200,000     $   199,500     $   194,892     $   196,000
                                                    -----------     -----------     -----------     -----------

U.S. Government and Agencies securities:
      Due within one year                                   --              --           204,167         204,167
                                                    -----------     -----------     -----------     -----------

Puerto Rico Government and Agencies obligations:
       Due from one to five years                      1,280,000       1,283,200            --              --
       Due from five to ten years                      4,661,250       4,648,455       5,944,870       5,978,467
                                                    -----------     -----------     -----------     -----------
                                                       5,941,250       5,931,655       5,944,870       5,978,467
                                                    -----------     -----------     -----------     -----------

                                                     $ 6,141,250     $ 6,131,155     $ 6,343,929     $ 6,378,634
                                                     ===========     ===========     ===========     ===========

            NOTE 4  -    LOANS AND ALLOWANCE FOR LOAN LOSSES

             Loans consist of the following:

                                                 June 30,           December 31,
                                                   1999                 1998
                                             --------------      ---------------
                                              (Unaudited)
Real estate loans:
     Residential - first mortgage           $   950,484,488      $   735,457,756
     Residential - second mortgage               15,911,693           18,633,916
     Land                                           684,475              337,250
     Construction                                58,409,002           34,391,170
     Commercial                                 142,683,760          121,393,030
                                            ---------------      ---------------
                                              1,168,173,418          910,213,122
Undisbursed portion of loans in process         (34,849,356)         (18,170,178)
Net deferred loan costs (fees)                      148,868             (166,056)
                                            ---------------      ---------------
                                              1,133,472,930          891,876,888
                                            ---------------      ---------------
Other loans:
     Commercial                                  48,040,540           46,532,311
     Consumer:
        Secured by deposits                      16,896,735           17,225,437
        Secured by real estate                   86,481,278           85,054,815
        Other                                    39,391,033           41,381,304
Unamortized discount                               (302,415)            (163,499)
Unearned interest                                  (138,381)            (183,546)
                                            ---------------      ---------------
                                                190,368,790          189,846,822
                                            ---------------      ---------------

        Total loans                           1,323,841,720        1,081,723,710
     Allowance for loan losses                   (8,788,715)          (8,055,432)
                                            ---------------      ---------------
                                            $ 1,315,053,005      $ 1,073,668,278
                                            ===============      ===============

The changes in the allowance for loan losses follow:

                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                        1999             1998
                                                      -------           -------
                                                              (Unaudited)
                                                        (Dollars in thousands)
Balance, beginning of period                          $ 8,055           $ 6,772
Provision for loan losses                               2,400             3,000
Loans charged-off                                      (1,997)           (3,212)
Recoveries                                                331               135
                                                      -------           -------
Balance, end of period                                $ 8,789           $ 6,695
                                                      =======           =======

                                   -11-

NOTE 5  -               COMMITMENTS AND CONTINGENCIES

Commitments to developers providing end loans

            The Company has outstanding commitments for various projects in the process of completion. Total commitments amounted to approximately $485.2 million at June 30, 1999. All commitments are subject to prevailing market prices at time of closing with no market risk exposure against the Company or with firm back-to-back commitments extended in favor of the mortgagee.


Loans in process

            Loans in process pending final approval and/or closing amounted to approximately $156.9 million at June 30, 1999.


Commitments to buy and sell GNMA certificates

            As of June 30, 1999, the Company had open commitments to issue GNMA certificates of approximately $138.2 million.


Commitments to sell mortgage loans

            As of June 30, 1999 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $ 30.6 million.


Lease commitments

            The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

            At June 30, 1999, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $612.5 million at June 30, 1999. Liability, if any, under the recourse provisions at June 30, 1999 is estimated by management to be insignificant.

Item 2:     Management's Discussion and Analysis
------------------------------------------------

Financial Condition

            At June 30, 1999, the Company's total assets amounted to $2.3 billion, as compared to $2.0 billion at December 31, 1998. The $264.7 million or 12.9% increase in total assets during the six month period ended June 30, 1999 was attributable to a $241.4 million or 22.5% increase in loans receivable, net, which reflects net originations following repayments and sales, and a $65.1 million or 109.4% increase in investment securities available for sale, which is the result of the purchase of $82.5 million of such securities during the period. Such increases were partially offset by a $48.1 million or 46.4% decrease in cash and cash equivalents due to the use of excess liquidity to fund increased loan originations during the period.

            Effective January 1, 1999, the Company made a reclassification of $427.4 million of mortgage backed securities from trading to available for sale in connection with the adoption of SFAS 134. This adoption resulted principally in an increase in mortgage-backed securities available for sale and a corresponding decrease in mortgage-backed securities held for trading.

            The increase in the Company's assets were primarily funded by increased deposits of $153.0 million or 15.2%, and by a $98.0 million or 81.0% increase in FHLB advances.

            At June 30, 1999, the Company's stockholders' equity amounted to $237.9 million, which is an increase of $16.8 million or 7.6% from the amount reported at December 31, 1998. The primary reason for the increase was the net income earned for the quarter, which was partially offset by a $2.6 million decrease in unrealized gains on securities available for sale, net of income tax benefits, and $3.8 million in dividends paid during the period. At June 30, 1999, the Bank's leverage and Tier 1 risk-based capital amounted to 6.59% and 11.24% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 12.15%, compared to an 8.0% minimum requirement.

Results of Operations

            The Company reported net income of $11.8 million and $ 23.0 million during the three and six months period ended June 30, 1999, as compared to $8.0 million and $15.5 million during the prior comparable periods.

            Total revenues for the six month period ended June 30, 1999 amounted to $59.1 million compared to $43.2 million for the prior comparable period. The 36.9% increase was due to an increase in net interest income of $5.0 million or 23.9% during the six months ended June 30, 1999 over the prior comparable period, primarily due to a $14.4 million or 35.9% increase in interest income on loans, primarily associated with an increase in the average balance of the outstanding loan portfolio.

            Contributing to the 36.9% increase in revenues during the six month period ended June 30, 1999 was a $4.7 million or 31.4% increase in net gain on origination and sale of loans, which reflects a 31.5% increase in mortgage loan originations during the 1999 period, associated with the Company's expansion of its existing branch network during fiscal year 1998. Loan administration and servicing fees also increased by $4.9 million or 64.6% due to an increase in the Company's loan servicing portfolio. Service charges, fees and other also increased by $919,000 or 34.6%, due mainly to an increase in banking fees associated with an increased number of deposit accounts during the 1999 period, and other fees due to an expanded customer base as a result of the acquisition of a $1.1 billion servicing portfolio in late 1998 from another financial institution.

            Total revenues for the quarter ended June 30, 1999 amounted to $29.4 million, a $7.2 million or 32.2% increase over the comparable quarter in 1998. The increase in total revenues during the 1999 quarter was primarily attributable to a $1.7 million or 15.9% increase in net interest income, a $1.6 million or 21.5% increase in net gain on origination and sale of loans and a $2.8 million or 72.7% increase in loan administration and servicing fees.

            Total expenses increased by $7.9 million or 35.3% during the six months ended June 30, 1999 over the prior comparable period. The increase during the six month period in 1999 was due primarily to a $2.5 million or 31.7% increase in employee compensation and benefits, due to an increase in the number of employees as a result of new branch openings and increased loan production during the 1999 period. The increase in employee expenses was accompanied by a $4.4 million or 40.7% increase in other miscellaneous expenses, mainly as a result of a $614,000 increase in advertising costs and other expense increases associated with an increase in loan production, and a $2.1 million increase in amortization expenses of the Company's servicing asset. Finally, occupancy expenses increased by $1.1 million or 28.0%, mainly as a result of the operation of five additional branches completed during fiscal 1998 and an additional branch completed in early 1999.

            Total expenses increased by $3.3 million or 26.7% during the three month period ended June 30, 1999. The increase was due to a $1.3 million or 29.7% increase in employee compensation and benefits, a $551,000 or 25.4% increase in occupancy expenses, and a $1.5 million or 25.0% increase in other miscellaneous expenses. These expenses increased during such three month period for the reasons noted above.

            Total income tax expense increased by $49,000 or 2.4%, and $482,000 or 9.1% during the three and six month period ended June 30, 1999, respectively over the prior comparable periods. The Company's effective tax rate amounted to 18.5% and 21.8%, respectively, during the three and six months periods ended June 30, 1999 (excluding the effect of a $500,000 tax credit recorded in the second quarter of 1999 related to the purchase of certain investment tax credits), compared to 20.2% and 25.5% in the 1998 comparable periods. The decrease in 1999 of the Company's effective tax rate is primarily attributable to the more effective management of the Company's exempt securities portfolio.

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

            The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 1999, the Company had $200.0 million in borrowing capacity under warehousing lines of credit, $376.1 million in borrowings capacity under a line of credit with the FHLB of New York and $15 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

            At June 30, 1999, the Company had outstanding commitments to extend credit totaling $54.1 million. Certificates of deposit which are scheduled to mature within one year totaled $612.3 million at June 30, 1999, and borrowings that are scheduled to mature within the same period amounted to $721.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

            The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1999, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.59%, 11.24% and 12.15%, respectively.

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


Item 3:     Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------------------

            Quantitative and qualitative disclosures about market risks are presented at December 31, 1998 in Item 7A of the Comapany's Annual report on Form 10-K. Management believes there have been no material changes in the Company's market risk since December 31, 1998.


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

                        Not applicable

Item 3:     Defaults Upon Senior Securities

                        Not applicable

Item 4:     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Stockholders was held on April 29, 1999.

            1. With respect to the election of four directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2002 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:

Victor J. Galan             Class A-For 18,440,556              Withheld 0              Against 0
                            Class B-For  27,363,784             Withheld 3,900          Against 0

Ramon Prats                 Class A-For 18,440,556              Withheld 0              Against 0
                            Class B-For 27,363,784              Withheld 3,900          Against 0

Enrique Umpierre-Suarez     Class A-For 18,440,556              Withheld 0              Against 0
                            Class B-For 27,363,784              Withheld 3,900          Against 0

Eduardo McCormack           Class A-For 18,440,556              Withheld 0              Against 0
                            Class B-For 27,363,784              Withheld 3,900          Against 0


            2. With respect to the amendment of the Company's certificate of Incorporation to increase the authorized number of shares of Class B Common Stock from 20,000,000 to 30,000,000, the following are the number of shares voted:

     Class A-For 18,440,556        Withheld    0           Against          0
     Class B-For 27,328,111        Withheld    8,672       Against     19,401

            3. With respect to the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999, the following are the number of shares voted:


     Class A-For 18,440,556        Withheld    0           Against          0
     Class B-For  27,294,387       Withheld    1,400       Against        825


Item 5:     Other Information

            On July 29, 1999 the Company entered into a definitive agreement to acquire by merger mortgage banking company Continental Capital Corp., Huntington Station, New York ("Continental"). The Company is acquiring Continental for an undisclosed amount of cash, plus an additional amount to be paid over a four year period to those Continental shareholders who will remain with the Company under employment contracts. Continental is one of the largest single family residential mortgage loan originators in Suffolk County, New York and the largest FHA/VA mortgage loan originator in the New York metropolitan area, originating $340 million of loans in 1998. In addition to its origination business, Continental engages in loan servicing and as of June 30, 1999 its loan servicing portfolio equaled $485 million.

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


                                           R&G FINANCIAL CORPORATION



Date: August 13, 1999                      By:     /S/ VICTOR J. GALAN
                                                   -------------------
                                                   Victor J. Galan, Chairman
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)



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