Form 10-K/A
period 1998-12-31
R&G FINANCIAL CORP
filed 1999-11-05
CIK 1016933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

         Certain GNMA-guaranteed mortgage-backed securities sold by R&G Mortgage are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several expected maturity dates of the notes included in an issue, with each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. GNMA serial notes are sold to securities broker-dealers in packages consisting of notes of different yields and maturities, which range from one to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are either offered to the public directly through the Bank's Trust Department or indirectly through securities broker-dealers. During the years ended December 31, 1998, 1997 and 1996, R&G Mortgage issued GNMA mortgage-backed securities totaling approximately $371.1 million, $397.2 million and $236.4 million, respectively, including $148.3 million, $335.5 million and $235.5 million GNMA serial notes, respectively.


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

         The following table sets forth certain information regarding the total loan servicing portfolio of R&G Mortgage for the periods indicated.

                                                                   Year Ended December 31,
                                                         ------------------------------------------
                                                            1998             1997           1996
                                                         ----------      ----------     -----------
                                                                   (Dollars in Thousands)
Composition of Servicing Portfolio at End of Period:
  Conventional and other mortgage loans(1)               $2,105,290      $1,148,739      $  971,327
  FHA/VA loans                                            2,722,508       1,852,149       1,578,842
                                                         ----------      ----------      ----------
    Total servicing portfolio(2)                         $4,827,798      $3,000,888      $2,550,169
                                                         ==========      ==========      ==========
Activity in the Servicing Portfolio:
  Beginning servicing portfolio                          $3,000,888      $2,550,169      $2,298,200
  Add: Loan originations and purchases                    1,285,570         778,126         506,696
         Servicing of portfolio loans acquired (3)        1,109,825           5,301          36,478
  Less: Sale of servicing rights                               --              --            42,080
         Run-offs(4)                                        568,485         332,708         249,125
                                                         ----------      ----------      ----------
  Ending servicing portfolio                             $4,827,798      $3,000,888      $2,550,169
                                                         ==========      ==========      ==========
  Number of loans serviced(5)                                95,946          56,442          50,979
  Average loan size(5)                                   $       50      $       53      $       50

  Average servicing fee rate(5)                               0.510%          0.532%          0.532%


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

                                                                  At December 31, 1998
                             -------------------------------------------------------------------------------------------------
                                   Loans Serviced                       Loans Serviced                        Total Loans
                                    for the Bank                       for Third Parties                        Serviced
                             --------------------------------     ------------------------------       -----------------------
                             Number of          Aggregate          Number of          Aggregate         Number of      Aggregate
     Mortgage Interest Rate   Loans        Principal Balance        Loans        Principal Balance      Loans      Principal Balance
                               -----        -----------------        -----        -----------------      -----       ---------------
                                   (Dollars in Thousands)             (Dollars in Thousands)              (Dollars in Thousands)

Less than 7.00%............      182            $   19,476           6,436           $   401,867         6,618          $   421,343
7.00% - 7.49%..............    3,077               260,333          17,335               969,935        20,412            1,230,268
7.50% - 7.99%..............    4,219               310,808          22,269             1,205,890        26,488            1,516,698
8.00% - 8.49%..............    1,183                89,362          13,465               667,753        14,648              757,115
8.50% - 8.99%..............      777                45,544          13,319               484,507        14,096              530,051
9.00% - 9.49%..............      293                12,798           4,580               131,498         4,873              144,296
9.50% - 9.99%..............      169                 6,572           3,781                95,970         3,950              102,542
10.00% - 10.49%............      116                 3,151           1,520                41,498         1,636               44,649
10.50% - 10.99%............      141                 3,442             933                24,198         1,074               27,640
11.00% or more.............      128                 3,137           2,023                50,059         2,151               53,196
                              ------             ---------         -------           -----------        ------           -----------
                              10,285             $ 754,623          85,661           $ 4,073,175        95,946           $4,827,798
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

                                                                             December 31,
                                               -----------------------------------------------------------------------
                                                 1998             1997           1996          1995            1994
                                               --------          --------      -------        -------          -------
                                                                    (Dollars in Thousands)
Non-accruing loans:
  Residential real estate(1)............        $32,973           $21,619      $12,991         $7,921           $4,963
  Residential construction..............            441               368          363             --               --
  Commercial real estate................          6,463             6,000        3,141          1,903              789
  Commercial business...................          3,224               765          823             --               --
  Consumer unsecured....................          1,358             1,217          686             40               --
  Other.................................             67               117          726             --               --
                                               --------           -------      -------         ------           ------
    Total...............................         44,526(2)         30,086       18,730          9,864            5,752
                                               --------           -------      -------         ------           ------
Accruing loans greater than 90 days
  delinquent:
  Residential real estate...............             --                --           --             --               --
  Residential construction..............             --                --           --            611               --
  Commercial real estate................             --                --           --             --               --
  Commercial business...................             61                54           22              8               10
  Consumer..............................            357               172          134             94               --
                                               --------           -------      -------         ------           ------
    Total accruing loans greater than
      90 days delinquent................            418               226          156            713               10
                                               --------           -------      -------         ------           ------
    Total non-performing loans..........         44,944            30,312       18,886         10,577            5,762
                                               --------           -------      -------         ------           ------
Real estate owned, net of reserves(3)...          4,041             1,715          834            654              722
Other repossessed assets................            237                85           31             --                -
                                               --------           -------      -------         ------           ------
                                                  4,278             1,800          865            654              722
                                               --------           -------      -------         ------           ------
    Total non-performing assets.........       $ 49,222           $32,112      $19,751        $11,231           $6,484
                                               ========           =======      =======        =======           ======

    Total non-performing loans as a
      percentage of total loans.........           4.08%             3.89%        3.09%          2.18%            1.84%
                                                   ====              ====         ====           ====             ====

    Total non-performing assets as a
      percentage of total assets........           2.41%             2.12%        1.90%          1.32%            1.04%
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


                                                                            December 31,
                                   -------------------------------------------------------------------------------------------------
                                                1998                             1997                              1996
                                   -------------------------------   -------------------------------   -----------------------------

                                                          Weighted                          Weighted                        Weighted
                                   Carrying     Market    Average    Carrying   Market     Average     Carrying    Market    Average
                                    Value       Value      Yield      Value     Value       Yield        Value     Value      Yield
                                    -----       -----      -----      -----     -----       -----        -----     -----      -----
                                                                           (Dollars in Thousands)
Mortgage-backed securities:
  GMNA
    Due within one year..........$       --   $     --        --%   $    --     $   --           --%     $    --   $    --      --%
    Due from one-five years......        27         29     10.00         49          50       10.00           --        --      --
    Due from five-ten years......    13,025     12,752      5.79         --          --          --           97       100   10.00
    Due over ten years...........     2,360      2,306      6.17     18,321      17,705        6.05       21,591    20,571    6.03
FNMA
  Due within one year............        --         --     --            --          --          --           --        --      --
  Due from one-five years........        --         --     --            --          --          --           --        --      --
  Due from five-ten years........        --         --     --            --          --          --           --        --      --
  Due over ten years.............    12,608     12,944      7.13     14,675      15,164        7.17       15,895    16,124    7.18
FHLMC
  Due within one year............        --         --     --            --          --          --           --       --       --
  Due from one-five years........        --         --     --            --          --          --           --       --       --
  Due from five-ten years........        --         --     --            --          --          --           --       --       --
  Due over ten years.............       236        230      5.99        281         266        6.00           317      309    5.50
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year............        --         --     --         4,433       4,439        6.22         3,351    3,351    5.12
  Due from one-five years........        --         --     --            --          --          --         1,035    1,012    6.25
  Due from five-ten years........     5,945      5,979      5.80      5,920       5,910        5.85            --       --      --
  Due over ten years.............        --         --     --            30          30        8.37           574      567    5.11
  U.S.Treasury and Government
    Agency
  Due within one year............       399        400      5.40        310         311        6.13            --       --      --
  Due from one-five years........        --         --     --            --          --          --           310      311    6.13
  Due from five-ten years........        --         --     --            --          --          --            --       --      --
  Due over ten years.............        --         --     --            --          --          --            --       --      --
Commercial paper:
  Due within one year............        --         --     --            --          --          --         2,982    2,982    5.55
  Due from one-five years........        --         --     --            --          --          --            --       --      --
  Due from five-ten years........        --         --     --            --          --          --            --       --      --
  Due over ten years.............        --         --     --            --          --          --            --       --      --
    Total Securities held for
      investment.................   $34,600    $34,640      6.31%   $44,019     $43,875        6.18%      $46,152  $45,327    6.34%

The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                                         December 31,
                                                       -----------------------------------------------------------------------------
                                                                     1998                                       1997
                                                       -------------------------------------     -----------------------------------
                                                                                    Weighted                                Weighted
                                                       Amortized       Fair         Average      Amortized        Fair      Average
                                                         Cost          Value         Yield         Cost           Value      Yield
                                                         ----          -----         -----         ----           -----      -----
                                                                                 (Dollars in Thousands)
Mortgage-Backed Securities Available for Sale(1):
GNMA
    Due within one year...........................      $    --      $    --           --%       $   --       $    --           --%
    Due from one-five years.......................           --           --           --            --            --            --
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................       55,159       55,159         6.65            --            --            --
  FNMA mortgage-backed securities
    Due within one year...........................            -           --           --            --            --            --
    Due from one-five years.......................           --           --           --            --            --            --
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................        8,092        8,161         6.99         9,468         9,670          7.00
  FHLMC mortgage-backed securities
    Due within one year...........................           --           --           --            --            --            --
    Due from one-five years.......................           89           91         8.83            71            70          9.00
    Due from five-ten years.......................          240          244         8.99           360           368          9.38
    Due over ten years............................       21,369       21,724         6.86        27,104        27,513          6.86
  CMO residuals and other mortgage-backed
    securities (2)
    Due within one year...........................           --           --           --            --            --            --
    Due from one-five years.......................           --           --           --            --            --            --
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................        7,845        9,661        8.125         7,007         8,382         8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year...........................           --           --           --           773           772          5.22
    Due from one-five years.......................        4,995        4,991         4.50        30,010        30,100          5.85
    Due from five-ten years.......................           --           --           --            --            --            --
    Due over ten years............................           --           --           --            --            --            --
  U.S. Government Agency
    Due within one year...........................           --           --           --            --            --            --
    Due from one-five years.......................       38,100       38,106         5.64        35,145        35,105          6.06
    Due from five-ten years.......................        5,010        5,000         6.72         5,023         4,981          6.73
    Due over ten years............................           --           --           --            --            --            --
  FHLB stock......................................       11,405       11,405         7.21         4,906         4,906          6.61
                                                         ------       ------         ----       -------       -------          ----
                                                       $152,304     $154,542        6.32%      $119,867      $121,867         6.59%
                                                        =======      =======        ====        =======       =======         ====
Securities held for trading(3):
  GNMA certificates...............................     $427,915     $443,399        6.69%      $367,177      $377,362         6.78%
  CMO certificates................................           --           --           --        16,200        15,228          5.95
  CMO residuals(4)................................        7,134        7,147         8.00         7,630         7,868          8.00
  U.S. Treasury Bills.............................           --             --         --           581           581          5.23
                                                         ------       ------         ----       -------       -------          ----
                                                      $ 435,049     $450,546        6.71%      $391,588      $401,039         6.77%
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


                                                                 Amount
                                                            ---------------
                                                             (In Thousands)
Certificates of deposit maturing:
Three months or less.....................................       $ 94,226
Over three through six months............................         51,763
Over six through twelve months...........................         94,576
Over twelve months.......................................         53,705
                                                                --------
  Total..................................................       $294,270
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


         Under the Puerto Rico Banking Law, the Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank, plus 15% of 50% of undistributed earnings for "well capitalized" institutions. As of December 31, 1998, the legal lending limit for the Bank under these provisions was approximately $13.3 million and its maximum extension of credit to any one borrower was $9.4 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans to subsidiaries of banks, or loans that are secured by mortgages by real estate, or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. Loans to non-banking affiliates of the Bank are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act.

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

                                   R&G FINANCIAL CORPORATION


November 5, 1999                   By:    /s/ Victor J. Galan
                                          -------------------
                                          Victor J. Galan
                                          Chairman of the Board, President and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Victor J. Galan                                       November 5, 1999
-------------------
Victor J. Galan
Chairman of the Board, President and
 Chief Executive Officer
 (principal executive officer)


/s/ Joseph R. Sandoval                                    November 5, 1999
----------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                                     November 5, 1999
---------------------
Ana M. Armendariz
Director and Treasurer



/s/ Ramon Prats                                           November 5, 1999
Ramon Prats
Executive Vice President and Director

/s/ Enrique Umpierre-Suarez                               November 5, 1999
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                               November 5, 1999
----------------------------
Victor L. Galan Fundora
Director


/s/ Juan J. Diaz                                          November 5, 1999
----------------
Juan J. Diaz
Director


/s/ Pedro Ramirez                                         November 5, 1999
-----------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                                  November 5, 1999
------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                                     November 5, 1999
---------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                                November 5, 1999
--------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                                  November 5, 1999
------------------------
Benigno R. Fernandez
Director

/s/Ileana M. Colon-Carlo                                  November 5, 1999
------------------------
Ileana M. Colon-Carlo
Director

/s/Roberto Gorbea                                         November 5, 1999
-----------------
Roberto Gorbea