Form 10-Q/A
period 1999-03-31
R&G FINANCIAL CORP
filed 1999-11-05
CIK 1016933

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

Explanatory Note:
-----------------

The undersigned  registrant hereby amends and restates in its entirety Item 1 of
Part I - Financial Information of its quarterly report on Form 10-Q for the quarter ended March 31, 1999.

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


R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                             Three month
                                                                                                            period ended
                                                                                                              March, 31
                                                                                                ------------------------------------
                                                                                                     1999                  1998
                                                                                                -------------         -------------

                                                                                                         (Unaudited)
Cash flows from operating activities:
     Net income                                                                                 $  11,150,878         $   7,479,835
                                                                                                -------------         -------------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                              891,342               644,587
           Amortization of premium (accretion of discount) on investments and
               mortgage-backed securities, net                                                         39,462               (21,695)
           Amortization of deferred loan origination  (fees) costs, net                              (391,574)               71,678
           Amortization of servicing rights                                                         1,634,426               614,327
           Provision for loan losses                                                                1,300,000             1,500,000
           Provision for bad debts in accounts  receivable                                            100,000                75,000
           Gain on sales of  loans                                                                 (2,578,960)           (1,089,913)
           Loss (gain) on sales of mortgage-backed and investment securities
              available for sale                                                                      136,102              (149,468)
           Unrealized loss (profit) on trading securities                                             181,718              (743,970)
           Increase in mortgage loans held for sale                                               (42,955,011)           (9,311,286)
           Net increase in mortgage-backed  securities held for trading                            (2,260,268)           (8,690,211)
           (Increase) decrease in receivables                                                      (3,911,376)              508,360
           Decrease in other assets                                                                   310,741             2,200,838
           (Decrease) increase in notes payable                                                   (10,278,927)           15,191,328
           (Decrease) increase in accounts payable and accrued liabilities                           (381,350)            1,225,264
           Increase in other liabilities                                                            1,683,583               163,602
                                                                                                -------------         -------------
               Total adjustments                                                                  (56,480,092)            2,188,441
                                                                                                -------------         -------------
               Net cash (used in) provided by operating activities                                (45,329,214)            9,668,276
                                                                                                -------------         -------------
Cash flows from investing activities:
      Purchases of investment securities                                                          (29,600,000)          (23,842,120)
      Proceeds from sales and maturities of securities available for sale                          63,388,697            25,553,791
      Proceeds from maturities of securities held to maturity                                            --               4,405,420
      Proceeds from sales of loans                                                                 49,660,184            24,399,022
      Net originations of loans                                                                  (143,461,903)         (107,919,577)
      Purchases of  FHLB stock, net                                                                      --              (1,693,500)
      Acquisition of premises and equipment                                                        (1,308,900)           (1,246,796)
      Acquisition of servicing rights                                                              (5,357,624)           (3,126,207)
                                                                                                -------------         -------------
               Net cash used by investing activities                                              (66,679,546)          (83,469,967)
                                                                                                -------------         -------------

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                             Three month
                                                                                                            period ended
                                                                                                              March, 31
                                                                                                ------------------------------------
                                                                                                     1999                  1998
                                                                                                -------------         -------------

                                                                                                         (Unaudited)
Cash flows from financing activities:
     Increase in deposits - net                                                                    86,444,194            40,912,577
     Decrease in federal funds purchased                                                                 --             (10,000,000)
     (Decrease) increase in securities sold under agreements to repurchase - net                  (48,080,804)           10,603,178
     Advances from FHLB                                                                            20,000,000            20,000,000
     Proceeds from issuance of common stock                                                           159,500                  --
     Cash dividends on common stock                                                                (1,868,360)             (707,238)
                                                                                                -------------         -------------
               Net cash provided by financing activities                                           56,654,530            60,808,517
                                                                                                -------------         -------------
Net decrease in cash and cash equivalents                                                         (55,354,230)          (12,993,174)
Cash and cash equivalents at  beginning of  period                                                103,728,448            68,365,723
                                                                                                -------------         -------------
Cash and cash equivalents at end of period                                                      $  48,374,218         $  55,372,549
                                                                                                =============         =============

Cash and cash equivalents include:
     Cash and due from banks                                                                    $  35,700,762         $  21,371,646
     Securities purchased under agreements to resell                                                7,501,490            21,292,213
     Time deposits with other banks                                                                 5,171,966            12,708,690
     Federal funds sold                                                                                  --                    --
                                                                                                -------------         -------------
                                                                                                $  48,374,218         $  55,372,549
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
                                            ===============      ===============

The changes in the allowance for loan losses follow:

                                                     Three months ended
                                                          March 31,
                                               ---------------------------------
                                                  1999                  1998
                                               -----------          -----------
                                                        (Unaudited)
Balance, beginning of period                   $ 8,055,432          $ 6,771,698
Provision for loan losses                        1,300,000            1,500,000
Loans charged-off                               (1,039,726)          (1,908,602)
Recoveries                                         177,411               44,920
                                               -----------          -----------
Balance, end of period                         $ 8,493,117          $ 6,408,016
                                               ===========          ===========

NOTE 5  -         COMMITMENTS AND CONTINGENCIES

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


                                         R&G FINANCIAL CORPORATION



Date: November 5, 1999                   By: /S/ VICTOR J. GALAN
                                             -------------------
                                                  Victor J. Galan, Chairman
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)



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