Form 10-Q/A
period 1999-06-30
R&G FINANCIAL CORP
filed 1999-11-05
CIK 1016933

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

Explanatory Note:
-----------------

The undersigned registrant hereby amends and restates in their entirety Item 1 and Item 2 of Part I - Financial Information of its quarterly report on Form 10-Q for the quarter ended June 30, 1999.

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

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three month                        Six month
                                                                       period ended                       period ended
                                                                          June 30,                          June 30,
                                                             ------------------------------      ------------------------------
                                                                 1999              1998              1999              1998
                                                             ------------      ------------      ------------      ------------
                                                                       (Unaudited)                         (Unaudited)
                                                                         (Dollars in thousands except for per share data)

Interest income:
     Loans                                                   $     27,957      $     21,487      $     54,574      $     40,144
     Money market and other investments                               872             1,538             1,605             2,966
     Mortgage-backed securities                                     7,608             6,921            15,643            14,612
                                                             ------------      ------------      ------------      ------------
          Total interest income                                    36,437            29,946            71,822            57,722
                                                             ------------      ------------      ------------      ------------

Interest expense:
      Deposits                                                     12,699             9,084            24,159            17,429
      Securities sold under agreements to repurchase                5,598             5,846            10,972            11,539
      Notes payable                                                 3,254             3,140             6,983             6,110
      Other                                                         2,358             1,064             3,946             1,846
                                                             ------------      ------------      ------------      ------------
          Total interest expense                                   23,909            19,134            46,060            36,924
                                                             ------------      ------------      ------------      ------------
Net interest income                                                12,528            10,812            25,762            20,798
Provision for loan losses                                          (1,100)           (1,500)           (2,400)           (3,000)
                                                             ------------      ------------      ------------      ------------
Net interest income after provision for loan losses                11,428             9,312            23,362            17,798
                                                             ------------      ------------      ------------      ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                    9,304             7,660            19,801            15,217
     Loan administration and servicing fees                         6,618             3,833            12,379             7,520
     Service charges, fees and other                                2,090             1,472             3,575             2,656
                                                             ------------      ------------      ------------      ------------
                                                                   18,012            12,965            35,755            25,393
                                                             ------------      ------------      ------------      ------------
          Total revenues                                           29,440            22,277            59,117            43,191
                                                             ------------      ------------      ------------      ------------

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

            Contributing to the 36.9% increase in revenues during the six month period ended June 30, 1999 was a $4.7 million or 31.4% increase in net gain on origination and sale of loans, which reflects a 37.0% increase in mortgage loan originations during the 1999 period, associated with the Company's expansion of its existing branch network during fiscal year 1998. Loan administration and servicing fees also increased by $4.9 million or 64.6% due to an increase in the Company's loan servicing portfolio. Service charges, fees and other also increased by $919,000 or 34.6%, due mainly to an increase in banking fees associated with an increased number of deposit accounts during the 1999 period, and other fees due to an expanded customer base as a result of the acquisition of a $1.1 billion servicing portfolio in late 1998 from another financial institution.

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