Form 10-Q
period 1999-09-30
R&G FINANCIAL CORP
filed 1999-11-05
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              YES [ X ]    NO [   ]

Number of shares of Class B Common Stock  outstanding  as of September 30, 1999:
10,217,731 (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX

PART I  -  FINANCIAL INFORMATION
--------------------------------

                                                                            Page

ITEM 1.  Consolidated Financial Statements ....................................3

           Consolidated Statement of Financial Condition as of

                    September 30, 1999 (Unaudited) and December 31, 1998.......3

           Consolidated Statements of Income for the Three and Nine

                    Months Ended September 30, 1999 and 1998 (Unaudited).......4

           Consolidated Statements of Comprehensive Income for the Three and

                    Nine Months Ended September 30, 1999 and 1998 (Unaudited)..5 Consolidated Statements of Cash Flows for the Nine Months

                    Ended September 30, 1999 and 1998 (Unaudited) .............6

           Notes to Unaudited Consolidated Financial Statements ...............8

ITEM 2...Management's Discussion and Analysis ................................13

ITEM 3...Quantitative and Qualitative Disclosures about Market Risk...........16


PART II  - OTHER INFORMATION
----------------------------

ITEM 1.  Legal Proceedings ...................................................16

ITEM 2.  Changes in Securities ...............................................16

ITEM 3.  Defaults upon Senior Securities .....................................16

ITEM 4.  Submission of Matters ...............................................16

ITEM 5.  Other Information ...................................................16

ITEM 6.  Exhibits and Reports on Form 8-K ....................................16

             Signatures ......................................................17

                          PART 1-FINANCIAL INFORMATION
                          ----------------------------


ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    September 30,     December 31,
                                                                                        1999             1998
                                                                                     (Unaudited)
                                                                                     -----------      -----------
                                                                                          ($ in thousands)
ASSETS

Cash and due from banks ........................................................     $    38,024      $    51,805
Money market investments:

    Securities purchased under agreements to resell ............................          12,600           11,544
    Time deposits with other banks .............................................          25,493           30,362
    Federal funds sold .........................................................            --             10,018
Mortgage loans held for sale, at lower of cost or market .......................          71,600          117,126
Mortgage-backed securities held for trading, at fair value .....................          50,232          450,546
Mortgage-backed securities available for sale, at fair value ...................         684,518           95,040
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 1999 - $24,181,932; 1998 - $28,260,925) ...............          24,112           28,256
Investment securities available for sale, at fair value ........................         224,236           59,502
Investment securities held to maturity, at amortized cost
(estimated market value: 1999- $ 5,910,805; 1998- $6,378,634) ..................           5,939            6,344
Loans receivable, net ..........................................................       1,370,661        1,073,668
Accounts receivable, including advances to investors, net ......................          15,416            9,665
Accrued interest receivable ....................................................          18,910           12,506
Servicing asset ................................................................          71,419           58,221
Premises and equipment .........................................................          17,246           12,963
Other assets ...................................................................          23,341           17,216
                                                                                     -----------      -----------
                                                                                     $ 2,653,747      $ 2,044,782
                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Deposits ..................................................................     $ 1,270,212      $ 1,007,297
     Securities sold under agreements to repurchase ............................         672,883          471,422
     Federal funds purchased ...................................................          10,000             --
     Notes payable .............................................................         111,629          182,748
     Advances from FHLB ........................................................         273,500          121,000
     Other borrowings ..........................................................          29,000            9,000
     Accounts payable and accrued liabilities ..................................          30,609           28,020
     Other liabilities .........................................................          10,495            4,133
                                                                                     -----------      -----------
                                                                                       2,408,328        1,823,620
                                                                                     -----------      -----------

                                                                                    September 30,     December 31,
                                                                                        1999             1998
                                                                                     (Unaudited)
                                                                                     -----------      -----------
                                                                                          ($ in thousands)
Stockholders'equity:

     Preferred stock, $.01 par value, 10,000,000 shares authorized:
          7.40% Monthly Income  Non-cumulative Preferred Stock, Series A, $25
          liquidation value, 2,000,000 shares authorized, issued and outstanding          50,000           50,000
     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
           issued  and outstanding .............................................             184              184
          Class B - $.01 par value, 30,000,000 shares authorized, 10,217,731
           issued  and outstanding in 1999 (1998-10,146,091) ...................             102              102
     Additional paid-in capital ................................................          41,832           41,544
     Retained earnings .........................................................         151,651          124,418
     Capital reserves of the Bank ..............................................           3,548            3,548
     Accumulated other comprehensive (loss) income .............................          (1,898)           1,366
                                                                                         245,419          221,162
                                                                                     -----------      -----------
                                                                                     $ 2,653,747      $ 2,044,782
                                                                                     ===========      ===========


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three month                     Nine month
                                                                period ended                    period ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            1999            1998            1999            1998
                                                        ------------    ------------    ------------    ------------
                                                                (Unaudited)                      (Unaudited)
                                                                  ($ in thousands except for per share data)
Interest income:
     Loans ..........................................   $     30,291    $     24,591    $     84,865    $     64,735
     Money market and other investments .............          4,374           1,425           5,979           4,391
     Mortgage-backed securities .....................          9,281           7,164          24,924          21,776
                                                        ------------    ------------    ------------    ------------
          Total interest income .....................         43,946          33,180         115,768          90,902
                                                        ------------    ------------    ------------    ------------
Interest expense:
      Deposits ......................................         14,114          10,128          38,273          27,557
      Securities sold under agreements to repurchase           7,493           6,038          18,465          17,577
      Notes payable .................................          3,361           3,295          10,344           9,405
      Other .........................................          3,174           1,983           7,120           3,829
                                                        ------------    ------------    ------------    ------------
          Total interest expense ....................         28,142          21,444          74,202          58,368
                                                        ------------    ------------    ------------    ------------
Net interest income .................................         15,804          11,736          41,566          32,534
Provision for loan losses ...........................         (1,000)         (1,500)         (3,400)         (4,500)
                                                        ------------    ------------    ------------    ------------
Net interest income after provision for loan losses .         14,804          10,236          38,166          28,034
                                                        ------------    ------------    ------------    ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale ....          8,674           9,070          28,475          24,287
     Loan administration and servicing fees .........          6,535           3,700          18,914          11,220
     Service charges, fees and other ................          1,434           1,403           5,009           4,059
                                                        ------------    ------------    ------------    ------------
                                                              16,643          14,173          52,398          39,566
                                                        ------------    ------------    ------------    ------------

          Total revenues ............................         31,447          24,409          90,564          67,600
                                                        ------------    ------------    ------------    ------------

                                                                 Three month                     Nine month
                                                                period ended                    period ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            1999            1998            1999            1998
                                                        ------------    ------------    ------------    ------------
                                                                (Unaudited)                      (Unaudited)
                                                                  ($ in thousands except for per share data)
Operating expenses:

     Employee compensation and benefits .............          6,182           4,181          16,414          11,951
     Office occupancy and equipment .................          2,887           2,209           7,994           6,200
     Other administrative and general ...............          8,472           5,672          23,529          16,372
                                                        ------------    ------------    ------------    ------------
                                                              17,541          12,062          47,937          34,523
                                                        ------------    ------------    ------------    ------------
Income before income taxes ..........................         13,906          12,347          42,627          33,077
                                                        ------------    ------------    ------------    ------------
Income tax expense:

     Current ........................................          1,484           2,759           4,881           5,366
     Deferred .......................................          2,305           1,051           4,669           3,723
                                                        ------------    ------------    ------------    ------------
                                                               3,789           3,810           9,550           9,089
                                                        ------------    ------------    ------------    ------------

          Net income ................................         10,117           8,537          33,077          23,988

Less:  Dividends on preferred stock .................           (925)           (308)         (2,775)           (308)
                                                        ------------    ------------    ------------    ------------

          Net income available to common shareholders   $      9,192    $      8,229    $     30,302    $     23,680
                                                        ============    ============    ============    ============

Earnings per common share - Basic ...................   $       0.32    $       0.29    $       1.06    $       0.85
                                                        ------------    ------------    ------------    ------------
                          - Diluted .................   $       0.31    $       0.28    $       1.03    $       0.82
                                                        ------------    ------------    ------------    ------------
Weighted average number of shares outstanding - Basic     28,639,528      28,487,599      28,623,892      28,355,536
                                                          29,342,647      29,243,599      29,342,647      29,111,536




        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                   Three Month             Nine Month
                                                                                  period ended            period ended
                                                                                  September 30,           September 30,
                                                                              --------------------    --------------------
                                                                                1999        1998        1999        1998
                                                                              --------    --------    --------    --------
                                                                                   (Unaudited)             (Unaudited)
                                                                                            ($ in thousands)
Net Income ................................................................   $ 10,117    $  8,537    $ 33,077    $ 23,988
                                                                              --------    --------    --------    --------

Other comprehensive income, before tax:

Unrealized gains (losses) on securities:

     Arising during period ................................................     (1,159)      1,020      (5,351)      1,330
     Less: Reclassification adjustments for (gains) losses included
              in net income ...............................................        218        (122)        800        (271)
                                                                              --------    --------    --------    --------
                                                                                  (941)        898      (4,551)      1,059


Income tax benefit (expense) related to items of other comprehensive income        367        (350)      1,775        (413)
                                                                              --------    --------    --------    --------

Other comprehensive (loss)  income, net of tax ............................       (574)        548      (2,776)        646
                                                                              --------    --------    --------    --------

Comprehensive income, net of tax ..........................................   $  9,543    $  9,085    $ 30,301    $ 24,634
                                                                              ========    ========    ========    ========


        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     Nine month period ended
                                                                                                          September 30,
                                                                                                  ----------------------------
                                                                                                      1999             1998
                                                                                                  ------------    ------------
                                                                                                         (Unaudited)
Cash flows from operating activities:
     Net income ...............................................................................   $     33,077    $     23,988
                                                                                                  ------------    ------------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ......................................................          2,803           2,104
           Amortization of premium (accretion of discount) on investments and
                 mortgage-backed securities, net ..............................................            188             (45)
           Amortization of servicing rights ...................................................          5,158           2,172
           Provision for loan losses ..........................................................          3,400           4,500
           Provision for bad debts in accounts  receivable ....................................            275             225
           Gain on sales of  loans ............................................................         (7,472)         (5,371)
           Loss (gain) on sales of mortgage-backed and investment securities available for sale            800            (271)
           Unrealized loss (profit) on trading securities .....................................             17          (4,117)
           Decrease (increase) in mortgage loans held for sale ................................         45,526         (40,270)
           Net increase in mortgage-backed  securities held for trading .......................        (34,258)        (63,615)
           Increase in receivables ............................................................        (12,430)         (2,724)
           Increase in other assets ...........................................................         (6,633)           (260)
           (Decrease) increase in notes payable ...............................................        (61,119)          8,084
           Increase in accounts payable and accrued liabilities ...............................          6,220          10,961
           Increase in other liabilities ......................................................          6,362             601
                                                                                                  ------------    ------------
               Total adjustments ..............................................................        (51,163)        (88,026)
                                                                                                  ------------    ------------
               Net cash used in operating activities ..........................................        (18,086)        (64,038)
                                                                                                  ------------    ------------

Cash flows from investing activities:
      Purchases of investment securities ......................................................       (198,291)        (37,542)
      Proceeds from sales and maturities of securities available for sale .....................        139,211          81,949
      Proceeds from maturities of securities held to maturity .................................            409           4,715
      Proceeds from sales of loans ............................................................        120,975         172,917
      Net originations of loans ...............................................................       (665,053)       (422,388)
      Purchases of  FHLB stock, net ...........................................................        (11,619)         (6,211)
      Net assets acquired, net of cash received ...............................................           --             4,288
      Acquisition of premises and equipment ...................................................         (6,577)         (3,931)
      Acquisition of servicing rights .........................................................        (18,357)        (13,947)
                                                                                                  ------------    ------------
               Net cash used by investing activities ..........................................       (639,302)       (220,150)
                                                                                                  ------------    ------------


R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                                     Nine month period ended
                                                                                                          September 30,
                                                                                                  ----------------------------
                                                                                                      1999             1998
                                                                                                  ------------    ------------
                                                                                                         (Unaudited)
Cash flows from financing activities:
     Increase in deposits - net ...............................................................        261,371         131,938
     Increase (decrease)  in federal funds purchased ..........................................         10,000         (10,000)
     Increase in securities sold under agreements to repurchase - net .........................        201,461          57,955
     Advances from FHLB .......................................................................        152,500         114,400
     Repayment of advances from FHLB ..........................................................           --           (58,400)
     Repayment of term notes ..................................................................        (10,000)           --
     Increase in other borrowings .............................................................         20,000            --
     Repayment of subordinated notes ..........................................................           --            (3,250)
     Net proceeds from issuance of Series A Preferred Stock ...................................           --            48,079
     Capital contribution to subsidiary .......................................................           --               (12)
     Proceeds from issuance of common stock ...................................................            289            --
     Cash dividends:
           Preferred stock ....................................................................         (2,775)           (308)
           Common stock .......................................................................         (3,069)         (2,300)
                                                                                                  ------------    ------------
               Net cash provided by financing activities ......................................        629,777         278,102
                                                                                                  ------------    ------------
Net decrease in cash and cash equivalents .....................................................        (27,611)         (6,086)
Cash and cash equivalents at  beginning of  period ............................................        103,728          68,366
                                                                                                  ------------    ------------
Cash and cash equivalents at end of period ....................................................   $     76,117    $     62,280
                                                                                                  ============    ============

                                       6

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                                     Nine month period ended
                                                                                                          September 30,
                                                                                                  ----------------------------
                                                                                                      1999             1998
                                                                                                  ------------    ------------
                                                                                                         (Unaudited)
Cash and cash equivalents include:
     Cash and due from banks ..................................................................   $     38,024    $     20,635
     Securities purchased under agreements to resell ..........................................         12,600           7,000
     Time deposits with other banks ...........................................................         25,493          34,645
                                                                                                  ------------    ------------
                                                                                                  $     76,117    $     62,280
                                                                                                  ============    ============



        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -         REPORTING ENTITY AND BASIS OF PRESENTATION

REPORTING ENTITY

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation ("the Company") and its wholly-owned subsidiaries, R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, and R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico.

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

         The  Bank  provides  a  full  range  of  banking  services,   including
residential, commercial and personal loans and a diversified range of deposit products through twenty-one branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1999 and the results of operations and changes in its cash flows for the three and nine months ended September 30, 1999 and 1998.

         The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998.

         Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the three and nine month period ended September 30, 1998 to conform to the presentation for the 1999 respective periods.

BASIS OF CONSOLIDATION

         All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

NOTE 2  -         EARNINGS PER SHARE

         Basic earnings per common share for the three and nine month periods ended September 30, 1999 and 1998 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation.

         Per  share   information   for  all   periods   presented   takes  into
consideration a 2 for 1 stock split paid by the Company in the form of a stock dividend in June 1998.


NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                   September 30,     December 31,
                                                       1999              1998
                                                   -----------       ------------
                                                   (Unaudited)
MORTGAGE-BACKED SECURITIES HELD FOR TRADING:
     CMO residuals and interest only strips        $       --        $  7,146,762
     GNMA certificates                              50,232,035        443,399,272
                                                   -----------       ------------
                                                   $50,232,035       $450,546,034
                                                   ===========       ============

         Effective January 1, 1999, the Company reclassified $427.4 million of mortgage backed securities from trading to available for sale in connection with the adoption of SFAS 134. The adoption resulted principally in an increase in mortgage-backed securities available for sale and a corresponding decrease in mortgage-backed securities held for trading. In addition, on July 1, 1999 the Company reclassified $9.3 million of mortgage-backed securities from trading to available for sale.

                                                                        September 30, 1999                  December 31, 1998
                                                                 -------------------------------------------------------------------
                                                                    Amortized            Fair           Amortized          Fair
                                                                      cost              value              cost            value
                                                                 -------------------------------------------------------------------
                                                                           (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

CMO residuals and other mortgage-backed securities .........      $ 19,699,980      $ 21,757,623      $  7,845,382      $  9,661,171
                                                                  ------------      ------------      ------------      ------------


FNMA certificates:
     Due from five to ten years ............................           798,278           784,309              --                --
     Due over ten years ....................................       112,947,234       112,764,038         8,091,335         8,161,704
                                                                  ------------      ------------      ------------      ------------
                                                                   113,745,512       113,548,347         8,091,335         8,161,704
                                                                  ------------      ------------      ------------      ------------
FHLMC certificates:
     Due from one to five years ............................           106,572           108,122            89,209            90,765
     Due from five to ten years ............................         1,300,751         1,283,909           240,394           244,140
     Due over ten years ....................................        16,227,230        15,902,068        21,368,689        21,723,711
                                                                  ------------      ------------      ------------      ------------
                                                                    17,634,553        17,294,099        21,698,292        22,058,616
                                                                  ------------      ------------      ------------      ------------
GNMA certificates:
      Due over ten years ...................................       534,081,324       531,917,599        55,158,840        55,158,840
                                                                  ------------      ------------      ------------      ------------

                                                                  $685,161,369      $684,517,668      $ 92,793,849      $ 95,040,331
                                                                  ============      ============      ============      ============

INVESTMENT SECURITIES AVAILABLE FOR SALE:

U.S. Treasury securities:
     Due within one year ...................................      $  4,997,266      $  4,953,905      $       --        $       --
     Due from one to five years ............................              --                --           4,995,028         4,990,625
                                                                  ------------      ------------      ------------      ------------

U.S. Government and Agencies securities:
      Due from one to five years ...........................       111,953,853       110,362,710        38,100,000        38,106,648
      Due from five to ten years ...........................        86,729,531        85,895,300         5,010,140         5,000,000
                                                                  ------------      ------------      ------------      ------------
                                                                   198,683,384       196,258,010        43,110,140        43,106,648
                                                                  ------------      ------------      ------------      ------------

FHLB  stock ................................................        23,024,367        23,024,367        11,404,867        11,404,867
                                                                  ------------      ------------      ------------      ------------
                                                                  $226,705,017      $224,236,282      $ 59,510,035      $ 59,502,140
                                                                  ============      ============      ============      ============

         Mortgage-backed securities available for sale include interest only securities with an amortized cost of $10.0 million as of September 30, 1999, which are primarily associated with the sale in prior years of collateralized mortgage obligations. These sales were not made in connection with the Company's mortgage banking activities.

                                                                         September 30, 1999                  December 31, 1998
                                                                   -----------------------------------------------------------------
                                                                    Amortized           Fair            Amortized           Fair
                                                                      cost              value             cost              value
                                                                   -----------------------------------------------------------------
                                                                            (Unaudited)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due from one to five years ...........................       $    18,532       $    19,875       $    27,227       $    29,201
      Due from five to ten years ...........................        11,146,170        10,865,108        13,024,960        12,751,640
      Due over ten years ...................................         2,155,746         2,099,487         2,359,713         2,306,529
                                                                   -----------       -----------       -----------       -----------
                                                                    13,320,448        12,984,470        15,411,900        15,087,370
                                                                   -----------       -----------       -----------       -----------

FNMA certificates:
     Due over ten years ....................................        10,594,199        11,007,091        12,607,700        12,944,020
                                                                   -----------       -----------       -----------       -----------

FHLMC certificates:
     Due over ten years ....................................           197,642           190,371           235,918           229,535
                                                                   -----------       -----------       -----------       -----------

                                                                   $24,112,289       $24,181,932       $28,255,518       $28,260,925
                                                                   ===========       ===========       ===========       ===========

INVESTMENT SECURITIES HELD TO MATURITY:

U.S.  Treasury securities:
     Due within one year ...................................       $      --         $      --         $   194,892       $   196,000
                                                                   -----------       -----------       -----------       -----------

U.S. Government and Agencies securities:
      Due within one year ..................................              --                --             204,167           204,167
                                                                   -----------       -----------       -----------       -----------

Puerto Rico Government and Agencies obligations:
       Due from one to five years ..........................           580,000           578,550              --                --
       Due from five to ten years ..........................         5,359,440         5,332,255         5,944,870         5,978,467
                                                                   -----------       -----------       -----------       -----------

                                                                     5,939,440         5,910,805         5,944,870         5,978,467
                                                                   -----------       -----------       -----------       -----------

                                                                   $ 5,939,440       $ 5,910,805       $ 6,343,929       $ 6,378,634
                                                                   ===========       ===========       ===========       ===========

                                       11

         NOTE 4  -          LOANS AND ALLOWANCE FOR LOAN LOSSES

          Loans consist of the following:

                                               September 30,      December 31,
                                                  1999               1998
                                             ---------------    ---------------
                                               (Unaudited)
Real estate loans:
     Residential - first mortgage ........   $   965,279,663    $   735,457,756
     Residential - second mortgage .......        10,178,691         18,633,916
     Land ................................         1,375,468            337,250
     Construction ........................        66,810,770         34,391,170
     Commercial ..........................       190,137,256        121,393,030
                                             ---------------    ---------------
                                               1,233,781,848        910,213,122
Undisbursed portion of loans in process ..       (36,463,935)       (18,170,178)
Net deferred loan costs (fees) ...........          (486,977)          (166,056)
                                             ---------------    ---------------
                                               1,196,830,936        891,876,888
                                             ---------------    ---------------
Other loans:
     Commercial ..........................        51,532,825         46,532,311
     Consumer:
        Secured by deposits ..............        18,846,319         17,225,437
        Secured by real estate ...........        73,900,710         85,054,815
        Other ............................        39,009,140         41,381,304
Unamortized discount .....................          (346,751)          (163,499)
Unearned interest ........................          (102,189)          (183,546)
                                             ---------------    ---------------
                                                 182,840,054        189,846,822
                                             ---------------    ---------------

        Total loans ......................     1,379,670,990      1,081,723,710
     Allowance for loan losses ...........        (9,010,119)        (8,055,432)
                                             ---------------    ---------------
                                             $ 1,370,660,871    $ 1,073,668,278
                                             ===============    ===============

The changes in the allowance for loan losses follow:

                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                        1999              1998
                                                       -------          -------
                                                              (Unaudited)
                                                           ($ in thousands)
Balance, beginning of period .................         $ 8,055          $ 6,772
Provision for loan losses ....................           3,400            4,500
Acquired reserves ............................            --                363
Loans charged-off ............................          (3,039)          (4,501)
Recoveries ...................................             594              240
                                                       -------          -------
Balance, end of period .......................         $ 9,010          $ 7,374
                                                       =======          =======

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

FINANCIAL CONDITION

         At September 30, 1999, the Company's total assets amounted to $2.7 billion, as compared to $2.0 billion at December 31, 1998. The $609.0 million or 29.8% increase in total assets during the nine month period ended September 30, 1999 was attributable to a $297.0 million or 27.7% increase in loans receivable, net, which reflects net originations following repayments and sales, and a $164.7 million or 276.9% increase in investment securities available for sale, which is the result of the purchase of $175.8 million of such securities during the period. In addition, the Company had a $189.2 million or 34.7% increase in mortgage-backed securities available for sale and held for trading, which are attributable to increased mortgage loan originations and subsequent securitizations during the period.

         The increase in the Company's assets were primarily funded by increased deposits of $262.9 million or 26.1%, by a $152.5 million or 126.0% increase in FHLB advances, and by a $201.5 million or 42.7% increase in securities sold under agreements to repurchase.

         At September 30, 1999, the Company's stockholders' equity amounted to $245.4 million, which is an increase of $24.3 million or 11.0% from the amount reported at December 31, 1998. The primary reason for the increase was the net income earned for the nine month period ended September 30, 1999, which was partially offset by a $3.3 million decrease in unrealized gains on securities available for sale, net of income tax benefits, and $5.8 million in dividends paid during the period. At September 30, 1999, the Bank's leverage and Tier 1 risk-based capital amounted to 6.66% and 11.82% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 12.67%, compared to an 8.0% minimum requirement.

RESULTS OF OPERATIONS

         The Company reported net income of $10.1 million and $ 33.1 million during the three and nine months period ended September 30, 1999, as compared to $8.5 million and $24.0 million during the prior comparable periods.

         Total revenues for the nine month period ended September 30, 1999 amounted to $90.6 million compared to $67.6 million for the prior comparable period. The 34.0% increase was due to an increase in net interest income of $9.0 million or 27.8% during the nine months ended September 30, 1999 over the prior comparable period, primarily due to a $20.1 million or 31.1% increase in interest income on loans, primarily associated with an increase in the average balance of the outstanding loan portfolio.

         Contributing to the increase in revenues during the nine month period ended September 30, 1999 was a $4.2 million or 17.2% increase in net gain on origination and sale of loans, which reflects increased mortgage loan originations during the 1999 period, primarily associated with the Company's expansion of its existing branch network during fiscal year 1998. Loan administration and servicing fees also increased by $7.7 million or 68.6% due to an increase in the Company's loan servicing portfolio. Service charges, fees and other also increased by $950,000 or 23.4%, due mainly to an increase in banking fees associated with an increased number of deposit accounts during the 1999 period, and other fees due to an expanded customer base.

         Total revenues for the quarter ended September 30, 1999 amounted to $31.4 million, a $7.0 million or 28.8% increase over the comparable quarter in 1998. The increase in total revenues during the 1999 quarter was primarily attributable to a $4.1 million or 34.7% increase in net interest income, and a $2.8 million or 76.6% increase in loan administration and servicing fees.

         Total expenses increased by $13.4 million or 38.9% during the nine months ended September 30, 1999 over the prior comparable period. The increase during the nine month period in 1999 was due primarily to a $4.5 million or 37.3% increase in employee compensation and benefits, due to an increase in the number of employees as a result of new branch openings, and increased bonus payments associated with increased loan production during the 1999 period. The increase in employee expenses was accompanied by a $7.2 million or 43.7%
increase in other miscellaneous expenses, mainly as a result of a $967,000 increase in advertising costs, and other expense increases associated with an increase in loan production and general growth in the Company's operations. In addition the Company had a $3.0 million increase in amortization expenses of the Company's servicing asset, primarily associated with the purchase in late 1998 of a $1.1 billion servicing portfolio from another financial institution. Finally, occupancy expenses increased by $1.8 million or 28.9%, mainly as a result of the operation of six additional branches completed during fiscal 1998 and three additional branches completed during the 1999 period.

         Total expenses increased by $5.5 million or 45.4% during the three month period ended September 30, 1999. The increase was due to a $2.0 million or 47.9% increase in employee compensation and benefits, a $678,000 or 30.7% increase in occupancy expenses, and a $2.8 million or 49.4% increase in other miscellaneous expenses. These expenses increased during such three month period for the same reason as noted above for the nine month period in 1999.

         Total income tax expense decreased by $21,000 or 0.6%, and increased by $461,000 or 5.1% during the three and nine month period ended September 30, 1999, respectively, over the prior comparable periods. The Company's effective tax rate amounted to 27.2% and 22.4%, respectively, during the three and nine months periods ended September 30, 1999, compared to 30.9% and 27.5% in the 1998 comparable periods. The decrease in 1999 of the Company's effective tax rate is primarily attributable to an increase in the Company's exempt securities portfolio.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 1999, the Company had $180.0 million in borrowing capacity under warehousing lines of credit, $404.2 million in borrowings capacity under a line of credit with the FHLB of New York and $25.0 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At September 30, 1999, the Company had outstanding commitments to extend credit totaling $59.8 million. Certificates of deposit which are scheduled to mature within one year totaled $695.2 million at September 30, 1999, and borrowings that are scheduled to mature within the same period amounted to $970.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1999, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.66%, 11.82% and 12.67%, respectively.

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

                  Not applicable

ITEM 3:  Defaults Upon Senior Securities

                  Not applicable

ITEM 4:   Submission of Matters to a Vote of Security Holders

                  Not applicable

ITEM 5:  Other Information

         On October 7, 1999 the Company completed its acquisition by merger of Continental Capital Corp., Huntington Station, New York ("Continental"), a mortgage banking company. Continental is one of the largest single family residential mortgage loan originators in Suffolk County, New York and the largest FHA/VA mortgage loan originator in the New York metropolitan area, originating $340 million of loans in 1998. In addition to its origination business, Continental engages in loan servicing and as of September 30, 1999 its loan servicing portfolio equaled $496.3 million.

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

                                     R&G FINANCIAL CORPORATION

Date: November 5, 1999               By: /S/ VICTOR J. GALAN
                                         ---------------------------------------
                                            Victor J. Galan, Chairman
                                            and Chief Executive Officer
                                            (Principal Executive Officer)



                                     By: /S/ JOSEPH R. SANDOVAL
                                         ---------------------------------------
                                            Joseph R. Sandoval
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)