Form 10-K405
period 1999-12-31
R&G FINANCIAL CORP
filed 2000-04-13
CIK 1016933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 2000, the aggregate value of the 9,853,147 shares of Class B Common Stock of the Registrant issued and outstanding on such date, which excludes 365,304 shares held by all directors and officers of the Registrant as a group, was approximately $91.1 million. This figure is based on the last known trade price of $9.25 per share of the Registrant's Class B Common Stock on March 28, 2000.

Number of  shares  of Class B Common  Stock  outstanding  as of March 28,  2000:
10,218,451

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I

Item 1. Business

                                     General

         R&G Financial Corporation (the "Company" or "R&G Financial") is the holding company for R&G Mortgage Corp., a Puerto Rico mortgage banking company ("R&G Mortgage") and R-G Premier Bank of Puerto Rico, a Puerto Rico-chartered commercial bank (the "Bank"). The Company was organized under Puerto Rico law in March 1996. R&G Mortgage was organized in 1972 and the predecessor of the Bank was organized in 1983. In July 1996, the Company acquired the 88.1% ownership interest in the common stock of the Bank and the 100% ownership interest in the common stock of R&G Mortgage held by the Company's Chairman of the Board and Chief Executive Officer, Mr. Victor J. Galan, in exchange for shares of Class A common stock of the Company. In August 1996, the Company conducted an underwritten public offering of Class B common stock. In December 1996, the Company acquired the remaining 11.9% ownership interest in the common stock of the Bank. At December 31, 1999, the Company had total consolidated assets of $2.9 billion, total consolidated borrowings of $1.3 billion, total consolidated deposits of $1.3 billion, and total consolidated stockholders' equity of $269.5 million.

         In October 1999, the Company entered the United States market with the acquisition by the Bank of Continental Capital Corp. ("Continental"), a Long Island, New York-based mortgage banking company. With the acquisition of Continental, the Company plans to expand its operations in the United States, concentrating initially in New York and then into other markets to the extent that the Company is presented with appropriate expansion opportunities. In addition to considering other mortgage banking companies, the Company will also seek to acquire a financial institution in the United States to take advantage of the same synergies between its operations as it has experienced in Puerto Rico.

         R&G Financial competes for business in Puerto Rico by providing a wide range of financial services to residents of all of Puerto Rico's major cities through branch offices and mortgage banking facilities at 23 locations. The operations of both R&G Mortgage and the Bank have expanded substantially during the 1990's, due in large part to R&G Mortgage's emergence as a leading originator of loans secured by single-family residential properties in Puerto Rico. During the year ended December 31, 1999, R&G Mortgage originated approximately 30% of all single-family residential loans originated in Puerto Rico, which has resulted in significant growth in its servicing portfolio as well as facilitated rapid expansion of the Bank's franchise and operations. R&G Financial's servicing portfolio has increased 393.9% since December 31, 1991 and, at December 31, 1999, R&G Financial serviced approximately 107,302 accounts with an aggregate loan balance of $6.2 billion. The Bank's asset size, which amounted to $2.3 billion at December 31, 1999, has increased by $2.26 billion since R&G Mortgage became affiliated with the Bank in February 1990, while the branch office network had increased from two to 22 offices.

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

         R&G Mortgage. R&G Mortgage is engaged primarily in the business of originating first and second mortgage loans on single family residential properties secured by real estate which are either insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). To a lesser extent, R&G Mortgage is also engaged in the origination of subprime--credit quality--residential mortgage loans through a wholly owned subsidiary ("Champion Mortgage Corporation") which commenced operations in October 1997. Approximately 20% of loan originations made by Champion Mortgage consist of subprime residential mortgage loans. Pursuant to agreements entered into between R&G Mortgage and the Bank, non-conforming conventional single-family residential loans and consumer loans secured by real estate are also originated by R&G Mortgage for portfolio retention by the Bank. The Bank retains the non-conforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size or other underwriting technicalities at the time of origination. Jumbo loans may be packaged into collateralized mortgage obligations ("CMOs") and sold while loans with underwriting technicalities may be cured through payment experience and subsequently sold. During the years ended December 31, 1999, 1998 and 1997, R&G Mortgage originated a total of $1.0 billion, $914.1 million and $598.2 million of loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $437.1 million, $450.6 million and $285.8 million during such respective periods, or 43.4%, 49.3% and 47.8%, respectively, of total originations.

         R&G Mortgage pools FHA/VA loans into mortgage-backed securities which are guaranteed by the Government National Mortgage Association ("GNMA"), which securities are sold to securities broker dealers and other investors. Conventional loans may either be sold directly to agencies such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or to private investors, or which may be pooled into FNMA- or FHLMC-backed mortgage-backed securities which are generally sold to investors. During the years ended December 31, 1999, 1998 and 1997, R&G Mortgage sold $671.2 million, $493.0 million and

$246.1 million of loans, respectively, which includes loans securitized and sold but does not include loans originated for the Bank or loans securitized for other institutions. R&G Mortgage generally retains the servicing function with respect to the loans which have been securitized and sold. R&G Mortgage is subject to regulation and examination by the FHA, FNMA, FHLMC, GNMA, VA, the Department of Housing and Urban Development ("HUD") and the Office of the Commissioner of Financial Institutions ("OCFI") of Puerto Rico.

         R&G Premier Bank. The Bank's principal business consists of attracting deposits from the general public and tax-advantaged funds from eligible Puerto Rico corporations and using such deposits, together with funds obtained from other sources, to originate (through R&G Mortgage) and purchase loans secured primarily by residential real estate in Puerto Rico, and to purchase mortgage-backed and other securities. To a lesser extent but with increasing emphasis over the past few years, the Bank also originates consumer loans, commercial business loans and loans secured by commercial real estate. Such loans offer higher yields, are generally for shorter terms and facilitate the Bank's provision of a full range of financial services to its customers. The Bank also offers trust services through its Trust Department. Total loan originations by the Bank during the years ended December 31, 1999, 1998 and 1997 amounted to $382.0 million, $129.1 million and $89.0 million, respectively. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is regulated and examined by the FDIC as its primary federal regulatory agency as well as by the OCFI.

                           Mortgage Banking Activities

         Loan Originations, Purchases and Sales. During the years ended December 31, 1999, 1998 and 1997, R&G Financial originated a total of $1.1 billion, $914.1 million and $598.2 million of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $437.1 million, $450.6 million and $285.8 million during the years ended December 31, 1999, 1998 and 1997, respectively of such originations, or 43%, 49% and 48%, respectively, of total originations. The loans originated by R&G Mortgage for the Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans secured by real estate.

         R&G Financial is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans which are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 1999, 1998 and 1997, R&G Financial originated $288.8 million, $255.6 million and $280.1 million, respectively, of FHA/VA loans, which represented 27.3%, 28.0% and 46.8%, respectively, of total loans originated during such respective periods.

         R&G Financial also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 1999, 1998 and 1997, R&G Financial originated $738.6 million, $610.4 million and $265.9 million, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market, while substantially all non-conforming conventional single-family residential loans are originated by R&G Mortgage on behalf of the Bank and either held by the Bank in its portfolio or subsequently securitized by R&G Mortgage and sold in the secondary market. All non-conforming conventional loans originated by R&G Mortgage through Champion Mortgage are held by Champion Mortgage in its portfolio or subsequently sold in the secondary market.

         Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 1999, 1998 and 1997, non-conforming conventional loans represented approximately 38%, 44% and 39%, respectively, of R&G Financial's total volume of mortgage loans originated, substantially all of which were originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 1999, 1998 and 1997, 86.6%, 85.5% and 77.5% of loans originated by R&G Mortgage on behalf of the Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of the Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and the Bank. See "- Lending Activities of the Bank - Origination, Purchase and Sale of Loans."

         While R&G Financial makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all of such loans consist of fixed-rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans is approximately $87,000 and $68,000, respectively.

         R&G Financial also offers second mortgage loans up to $125,000 with a maximum term of 15 years. The maximum loan-to-appraised value ratio on second mortgage loans permitted by R&G Financial is generally 75% (including the amount of any first mortgage). In addition, R&G Financial also offers real estate secured consumer loans up to $40,000 with a maximum term of 10 years. The maximum loan-to-appraised value ratio on real estate secured consumer loans permitted by R&G Financial is generally 80%. R&G Financial will secure such loans with either a first or second mortgage on the property.

         The Company's loan origination activities in Puerto Rico are conducted out of R&G Mortgage offices and mortgage banking centers. Residential mortgage loan applications are attributable to walk-in customers, existing customers and advertising and promotion, referrals from real estate brokers and builders, loan solicitors and mortgage brokers. At December 31, 1999, R&G Mortgage employed 80 loan originators who are compensated in part on a commission basis. Loan origination activities of the Company in the U.S. (through Continental) are conducted primarily through loan solicitors.

         Loan origination activities performed by the Company include soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, the Company issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

         R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage's strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market is generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $307.8 million, $207.1 million and $158.5 million of loans from third parties during the years ended December 31, 1999, 1998 and 1997, respectively.

         The following table sets forth loan originations, purchases and sales from its mortgage banking business by R&G Financial for the periods indicated.


                                                                       Year Ended December 31,
                                                            ---------------------------------------------

                                                                1999             1998             1997
                                                            ---------------------------------------------
                                                                         (Dollars in Thousands)
Loans Originated For the Bank:
  Conventional loans(1):
    Number of loans..................................            5,067            4,918            3,390
    Volume of loans..................................         $404,886         $402,447         $233,488
  FHA/VA loans:
    Number of loans..................................               --               --               --
    Volume of loans..................................               --               --               --
  Consumer loans(2):
    Number of loans..................................            1,499            2,268            2,318
    Volume of loans..................................           32,219          $48,155          $52,287
  Total loans:
    Number of loans..................................            6,566            7,186            5,708
    Volume of loans..................................         $437,105         $450,602         $285,775

    Percent of total volume..........................              32%              40%              38%
For Third Parties:
  Conventional loans(1):
    Number of loans..................................            4,882            2,989              444
    Volume of loans..................................         $333,673         $207,937          $32,419
  FHA/VA loans:
    Number of loans..................................            3,315            3,298            4,107
    Volume of loans..................................         $288,752         $255,601         $280,053
  Total loans:
    Number of loans..................................            8,197            6,287            4,551
    Volume of loans..................................         $622,425         $463,538         $312,472
    Percent of total volume..........................              46%              41%              41%
                                                           ----------      -----------        ---------
      Total loan originations........................       $1,059,530         $914,140         $598,247
                                                             =========          =======          =======
Loans Purchased For R&G Mortgage:
Number of loans......................................            3,418            2,506            2,052
  Volume of loans(3).................................         $307,819         $207,070         $158,456
  Percent of total volume............................              22%              19%              21%
    Total loan originations and purchases............       $1,367,349       $1,121,210         $756,703
                                                             =========        =========          =======
GNMA Pools Purchased for R&G Mortgage:
  Volume of loans                                              $22,487 $             --         $ 51,537

                                                                       Year Ended December 31,
                                                            ---------------------------------------------

                                                                1999             1998             1997
                                                            ---------------------------------------------
                                                                         (Dollars in Thousands)
Loans Sold To Third Parties(4):
  Conventional loans(1):
    Number of loans..................................            6,511            2,513              429
    Volume of loans..................................         $470,443         $194,909          $39,495
  FHA/VA loans:
    Number of loans..................................            4,255            4,413            2,775
    Volume of loans..................................         $373,730         $298,108         $206,643
  Total loans:
    Number of loans..................................            9,434            6,926            3,204
    Volume of loans(3)...............................         $844,173         $493,017         $246,138
    Percent of total volume..........................               62%              44%              33%
                                                             ---------      -----------         --------
Adjustments:
  Loans originated for the Bank......................        ($437,105)       ($450,602)       $(285,775)
  Loans amortization.................................      (    38,863)          (1,479)          (5,086)
                                                              ---------      -----------        --------
Increase in loans held for sale......................        $  69,695        $ 176,112         $271,241
                                                              ========         ========          =======
Average Initial Loan Origination Balance:
  The Bank:
    Conventional loans(1)............................              $80              $82         $     69
    FHA/VA loans.....................................               --               --               --
  Third Parties:
    Conventional loans(1)............................              $68              $70         $     73
    FHA/VA loans.....................................               87               78               68
  Total
    Conventional loans(1)............................              $74              $77              $69
    FHA/VA loans.....................................               87               78               68
Refinancings(5):
  The Bank...........................................               72%              74%              70%
  Third Parties......................................               49%              44%              31%

-----------------
(1)      Includes non-conforming loans.
(2)      All of such loans were secured by real estate.
(3) Includes $123.2 million of loans purchased from another institution, and securitized and sold to the same financial institution during 1999.
(4)      Includes loans converted into mortgage-backed securities.
(5) As a percent of the total dollar volume of mortgage loans originated by R&G Mortgage for the Bank (excluding consumer loans) or third parties, as the case may be. In the case of the Bank, refinancings do not necessarily represent refinancings of loans previously held by the Bank.

         All loan originations, regardless of whether originated through the Company or purchased from third parties, must be underwritten in accordance with R&G Financial's underwriting criteria, including loan-to-appraised value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, necessary insurance and property appraisal requirements. R&G Financial's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, bank regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. The Company's underwriting personnel, while operating out of its loan offices, make underwriting decisions independent of the Company's mortgage loan origination personnel.

         Typically, when a mortgage loan is originated, the borrower pays an origination fee. These fees are generally in the range of 0% to 7% of the principal amount of the mortgage loan, and are payable at the closing of such loan. The Company receives these fees on mortgage loans originated through its retail branches. The Company may charge additional fees depending upon market conditions and regulatory considerations as well as the Company's objectives concerning mortgage loan origination volume and pricing. The Company incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions (such as the level of interest rates and the status of the economy in general), resulting in fluctuations in revenues from mortgage loan originations. Generally accepted accounting principles ("GAAP") require that general operating expenses incurred in originating mortgage loans be charged to current expense. Direct origination costs and origination income must be deferred and amortized using the interest method, until the repayment or sale of the related mortgage loans. Historically, the value of servicing rights which result from R&G Financial's origination activities has exceeded the net costs attributable to such activities.

         R&G Financial customarily sells most of the loans that it originates, except for those originated on behalf of the Bank pursuant to the Master Production Agreement with R&G Mortgage. See "-Lending Activities of the Bank - Origination, Purchases and Sales of Loans." The loans originated by R&G Mortgage (including FHA loans, VA loans and conventional loans) are secured by real property located in Puerto Rico and constitute "eligible investments" which results in favorable tax treatment under U.S. and Puerto Rico tax laws. See "- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." During the years ended December 31, 1999, 1998 and 1997, R&G Financial sold $721.0 million, $493.0 million and $246.1 million of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of the Bank or loans securitized for other institutions. With respect to such loan sales, $399.3 million or 55.4%, $298.1 million or 60.5% and $206.6 million or 83.9% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for serial notes as described below) by R&G Mortgage. These securities were sold primarily to securities broker-dealers and other investors in Puerto Rico.

         Certain GNMA-guaranteed mortgage-backed securities sold by R&G Mortgage are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several expected maturity dates of the notes included in an issue, with each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. GNMA serial notes are sold to securities broker-dealers in packages consisting of notes of different yields and maturities, which range from one to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are either offered to the public directly through the Bank's Trust Department or indirectly through securities broker-dealers. During the years ended December 31, 1999, 1998 and 1997, R&G Mortgage issued GNMA mortgage-backed securities totaling approximately $392.6 million, $371.1 million and $397.2 million, respectively, including $174.0 million, $148.3 million and $335.5 million GNMA serial notes, respectively.

         Conforming conventional loans originated or purchased by the Company are generally sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to securities broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides R&G with flexibility in selling the mortgages which it originates or purchases and also provides income by increasing the value and marketability of the loans.

         Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called "non-conforming loans") are generally originated on behalf of the Bank by R&G Mortgage and either retained in the Bank's portfolio, sold to financial institutions or other private investors or securitized into "private label" CMOs through grantor trusts or other mortgage conduits and sold through securities broker-dealers. Non-conforming loans consist of jumbo loans or loans that do not satisfy all requirements of FNMA, FHLMC and GNMA at the time of origination of the loan (such as missing tax returns, slightly higher loan-to-value ratios, etc.).

         Each CMO normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates then due. Some form of credit enhancement, such as an insurance policy, letter of credit or subordination, will generally be used to increase the credit rating of the senior certificates and thereby improve their marketability. R&G Mortgage and the Bank have made no sales of CMOs in securitization transactions during 1997 through 1999. When such transactions are made, either the Bank or R&G Mortgage generally retains the residual certificates issued by the respective trusts as well as the subordinate certificates issued in such transactions. As of December 31, 1999, R&G Mortgage held residual certificates issued in CMO transactions involving R&G Mortgage and the Bank with a fair value of $4.6 million. In addition, the Bank held CMO subordinated certificates and residual certificates from one of its issues with a fair value of $9.3 million at December 31, 1999. See "- Investment Activities." Currently a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates is subject to substantial fluctuations as a result of changes in prevailing interest rates. However, such residuals often exhibit elasticity and convexity characteristics which R&G Financial can utilize to hedge other components of its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" incorporated by reference in Item 7 hereof.

         While R&G Financial's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. Normally, the fair value of any retained recourse is immaterial because R&G Mortgage's loss experience has been minimal. As of December 31, 1999, R&G Financial had reserves for possible losses related to its recourse obligations of $428,000. At December 31, 1999, R&G Mortgage had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $646.3 million, as compared to $507.4 million and $374.4 million as of December 31, 1998 and 1997, respectively. Of the recourse loans existing at December 31, 1999, approximately $340.2 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $306.1 million in principal amount consisted of non-conforming loans sold to other private investors.

         R&G Mortgage renders securitization services with respect to the pooling of some of the Bank's mortgage loans into mortgage-backed securities. With respect to the securitization services rendered, the Bank pays a securitization fee of 25 basis points. In addition, the Bank acts as the custodial agent for R&G Mortgage of certain documentation related to the issuance by R&G Mortgage of GNMA or FHLMC mortgage-backed certificates. In consideration of these services, the Bank receives an annual fee of $5.0 for each mortgage note included in a mortgage-backed certificate for which it acts as custodian. See "- Regulation - R&G Financial - Limitations on Transactions with Affiliates."

         Loan Servicing. R&G Financial acquires servicing rights through its mortgage loan originations (including originations on behalf of the Bank) and purchases from third parties. The Company generally retains the rights to service mortgage loans sold, which it has originated or purchased, and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. The Company receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining outstanding principal balance of the loans serviced plus any late charges. In general, the Company's servicing agreements are terminable by the investor for cause without penalty or after payment of a termination fee ranging from 0.5% to 1.0% of the outstanding principal balance of the loans being serviced.

         R&G Financial's servicing portfolio has grown significantly over the past several years. At December 31, 1999, R&G Financial's servicing portfolio totaled $6.2 billion and consisted of a total of 107,302 loans. These amounts include R&G Mortgage's servicing portfolio totaling $5.7 billion and Continental's servicing portfolio totaling $486.2 million at December 31, 1999. At December 31, 1999, R&G Financial's servicing portfolio included $1.1 billion of loans serviced for the Bank or 17.3% of the total servicing portfolio. Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences. Most of R&G Financial's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

         The Bank sells to R&G Mortgage the servicing rights to all first and second mortgage loans secured by residential properties which become part of the Bank's loan portfolio. R&G Mortgage services all other loans held in the Bank's loan portfolio (including single-family residential loans retained by the Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Bank pays R&G Mortgage servicing fees with respect to the loans serviced by R&G Mortgage on behalf of the Bank. In addition, the Bank processes payments of all loans originated by R&G Mortgage on behalf of the Bank. In connection therewith, R&G Mortgage pays the Bank a fee equal to between $0.50 and $1.00 per loan. See "- Regulation - R&G Financial - Limitations on Transactions with Affiliates."

         R&G Financial's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, R&G Financial may sell mortgage loan servicing rights from time to time.

         The following table sets forth certain information regarding the total loan servicing portfolio of R&G Financial for the periods indicated.

                                                                                  Year Ended December 31,
                                                                      ---------------------------------------------------

                                                                        1999                1998                1997
                                                                      ---------------------------------------------------
                                                                               (Dollars in Thousands)
Composition of Servicing Portfolio at End of
Period:
  Conventional and other mortgage loans(1).................           $3,095,920          $2,105,290         $ 1,148,739
  FHA/VA loans.............................................            3,081,590           2,722,508           1,852,149
                                                                       ---------           ---------           ---------
    Total servicing portfolio(2)...........................           $6,177,511          $4,827,798         $ 3,000,888
                                                                       =========           =========           =========
Activity in the Servicing Portfolio:
  Beginning servicing portfolio............................           $4,827,798          $3,000,888         $ 2,550,169
  Add: Loan originations and purchases.....................            1,610,945           1,237,415             762,496
         Servicing of portfolio loans acquired(3)..........              552,235           1,109,825               5,301
  Less: Sale of servicing rights(4)........................               55,515                   -                   -
         Run-offs(5).......................................              757,952             520,330             317,078
                                                                      ----------          ----------          ----------
  Ending servicing portfolio...............................           $6,177,511          $4,827,798         $ 3,000,888
                                                                       =========           =========           =========
  Number of loans serviced(6)..............................              107,302              95,946              56,442
  Average loan size(6).....................................           $       58          $       50         $        53
  Average servicing fee rate(6)............................                    0.530%              0.510%              0.532%

---------------------
(1)      Includes non-conforming loans.

(2) At the dates shown, included $1.1 billion, $754.6 million and $448.9 million of loans serviced for the Bank, respectively, which constituted 17.3%, 15.6% and 15.0% of the total servicing portfolio, respectively.

(3) Includes $496.5 million related to the servicing portfolio acquired as part of the Company's acquisition of Continental in October 1999, and a $1.1 billion servicing portfolio acquired from another financial institution in Puerto Rico in November 1998 comprised of approximately 32,400 loans.

(4)      Corresponds to loans sold, servicing released, by Continental.

(5) Run-off refers to regular amortization of loans, prepayments and foreclosures. Includes transfers in 1998 and 1997 of $67.7 million and $49.0 million, respectively, of mortgage loans to financial institutions who acquired certain commercial banks whose loans were being serviced by R&G Mortgage.

(6) At December 31, 1999, R&G Mortgage was servicing 13,449 loans for the Bank with an average loan size of approximately $79,000 and at an average servicing rate of 0.225%. Amounts include late and other miscellaneous charges.

         The following table sets forth certain information at December 31, 1999 regarding the number of, and aggregate principal balance of, the mortgage loans serviced by R&G Financial for the Bank and for third parties at various mortgage interest rates.

                                                                        At December 31, 1999
                            --------------------------------------------------------------------------------------------------------

                                     Loans Serviced                       Loans Serviced                        Total Loans
                                      for the Bank                       for Third Parties                        Serviced
                            --------------------------------   -----------------------------------   -------------------------------

                            Number of          Aggregate          Number of          Aggregate        Number of       Aggregate
                              Loans        Principal Balance        Loans        Principal Balance      Loans     Principal Balance
                            -----------  --------------------  --------------  --------------------  ------------ ------------------
                                 (Dollars in Thousands)                (Dollars in Thousands)            (Dollars in Thousands)

Mortgage Interest Rate
Less than 7.00%............      388              43,155          10,233               726,734        10,621              769,889
7.00% - 7.49%..............    3,844             340,595          19,194             1,179,857        23,038            1,520,452
7.50% - 7.99%..............    4,415             371,811          22,184             1,441,225        26,599            1,813,036
8.00% - 8.49%..............    2,271             183,546          14,541               807,272        16,812              990,818
8.50% - 8.99%..............    1,792             116,873          13,155               516,080        14,947              632,953
9.00% - 9.49%..............      296              15,103           4,850               149,408         5,146              164,511
9.50% - 9.99%..............      393              14,921           4,173               105,821         4,566              120,742
10.00% - 10.49%............      124               4,067           1,700                49,008         1,824               53,075
10.50% - 10.99%............      193               4,930           1,009                26,768         1,202               31,698
11.00% or more.............      179               5,296           2,368                75,041         2,547               80,337
                             -------           ---------         -------            ----------       -------            ---------
                              13,895           1,100,297          93,407             5,077,214       107,302            6,177,511
                              ======           =========          ======             =========       =======            =========

         The amount of principal prepayments on mortgage loans serviced by R&G Financial was $162.6 million, $96.5 million and $87.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. This represented approximately 2.6%, 2.6% and 2.9% of the aggregate principal amount of mortgage loans serviced during such periods. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Financial to continue to increase the size of its servicing portfolio even in times of high prepayments.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 1999, 1998 and 1997, the monthly average amount of funds advanced by R&G Financial under such servicing agreements was $5.5 million, $2.3 million and $1.6 million, respectively. Funds advanced by R&G Financial pursuant to these arrangements are generally recovered by R&G Financial within 30 days.

         In connection with its loan servicing activities, R&G Financial holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services.

At December 31, 1999, R&G Financial held $109.2 million of such escrow funds, $92.4 million of which were deposited in the Bank and $16.8 million of which were deposited with other financial institutions. The escrow funds deposited with the Bank lower its overall cost of funds and is a means of compensating it for processing mortgages checks received by R&G Mortgage, while the escrow funds deposited with other financial institutions serve as part of R&G Financial's compensating balances which permit the Company to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See "- Sources of Funds - Borrowings."

         The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 1999, R&G Financial was servicing mortgage loans with an aggregate principal amount of $646.3 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

         R&G Financial's general strategy is to retain the servicing rights related to the mortgage loans it originates and purchases. Nevertheless, there is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, the expected average life of the underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors and any recourse provisions. Although the Company may on occasion consider future sales of a portion of its servicing portfolio, management does not anticipate sales of servicing rights to become a significant part of its operations.

         The market value of, and earnings from, R&G Financial's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, income generated from the Company's mortgage loan servicing portfolio may also decline. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected. See Note 1 to R&G Financial's Notes to Consolidated Financial Statements for a discussion of SFAS No. 125 and the treatment of servicing rights, incorporated by reference into Item 8 hereof.

         Mortgage Loan Delinquencies and Foreclosures. The following table shows the delinquency statistics for R&G Mortgage's servicing portfolio at the dates indicated.

                                                                      Year Ended December 31,
                                       --------------------------------------------------------------------------------------

                                                  1999                        1998                          1997
                                       --------------------------------------------------------------------------------------
                                                                                                                 Percent of
                                                      Percent of                   Percent of                    Servicing
                                         Number of    Servicing      Number of      Servicing      Number of     Portfolio
                                           Loans      Portfolio        Loans        Portfolio        Loans
                                       --------------------------------------------------------------------------------------
Loans delinquent for:
  30-59 days..........................     5,334         4.97%          6,276          6.54%          2,531          4.48%
  60-89 days..........................     1,559         1.45           1,545          1.61             572          1.01
  90 days or more.....................     2,109         1.97           1,696          1.77             778          1.38
                                           -----         ----           -----          ----           -----          ----
    Total delinquencies(1)............     9,002         8.39%          9,517          9.92%          3,881          6.87%
                                           =====         ====           =====          ====           =====          ====
Foreclosures pending(2)...............     1,262         1.18%            993          1.03%            681          1.21%
                                           -----         ----          ======          ====           =====          ====

-------------------------

(1) Includes at December 31, 1999, an aggregate of $101.1 million of delinquent loans serviced by R&G Mortgage for the Bank, or 1.64% of the total servicing portfolio and $8.8 million of delinquent loans held in R&G Mortgage's own portfolio.

(2) At December 31, 1999, the Bank had foreclosures pending on $22.8 million of loans being serviced by R&G Mortgage, which constituted 0.37% of the servicing portfolio. R&G Mortgage had foreclosures pending on $3.9 million of loans it is servicing for its own portfolio at December 31, 1999.


         While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures ("REO") related to R&G Mortgage's mortgage banking business arise primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 1999, 1998 and 1997, R&G Mortgage held REO with a book value of approximately $128,000, $128,000 and $165,000, respectively. Sales of REO resulted in gains to R&G Mortgage of $209,000, $26,000 and $145,000 for the years ended December 31, 1999, 1998 and 1997, respectively. There is no liquid secondary market for the sale of R&G Mortgage's REO.

         With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1999. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 1999, 1998 and 1997, total expenses related to FHA or VA loans foreclosed amounted to $35,000, $286,000 and $189,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer

(except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recouped. Such nonrecouped expenses have to date been immaterial.

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

         Under various Puerto Rico industrial incentives acts (the "Industrial Incentives Acts"), certain investment income earned by qualified manufacturing entities or service enterprises that have grants of tax exemption issued thereunder ("Exempt Companies"), is exempt from Puerto Rico income tax. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers), provided such funds are invested in certain "eligible activities" in accordance with regulations promulgated by the OCFI, including certain mortgage loans and mortgage-backed securities. The Industrial Incentives Acts encourage investment in Puerto Rico by allowing Exempt Companies subject to tax on dividend distributions to reduce the otherwise applicable dividend withholding tax of 10% (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years.

         An Industrial Incentive Act was approved by the Government of Puerto Rico effective January 1, 1998: the Tax Incentive Act of 1998 (the "1998 TIA"). Grants issued under the 1998 TIA provide for a flat rate of tax on the operating income of Exempt Companies. The same types of investment income that qualified for exemption under the Industrial Incentive Acts will continue to be exempt under the 1998 TIA. Because grantees of tax exemption under the 1998 TIA will not be subject to Tollgate Taxes, they will not have an incentive to invest their IDI in qualifying investments in Puerto Rico, as grantees under the Industrial Incentive Acts presently do in order to reduce their Tollgate Taxes. It should be noted, however, that Exempt Companies currently operating pursuant to grants issued under the Industrial Incentives Acts generally will not be affected by the provisions of the 1998 TIA. Although such Exempt Companies may renegotiate their grants under the 1998 TIA, an amount of IDI equal to the IDI derived in the taxable year preceding the change to the 1998 TIA (or, if greater, the average annual IDI by taking the three years, out of the previous five years, where the highest amount of IDI is derived) will continue to be subject to the tax treatment, including Tollgate Taxes, provided in the Industrial Incentive Act under which their grant was originally issued.

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

         The amount and computation method of the 936 Credit during the transition period depends upon whether a Section 936 Corporation is using the
Economic Activity Method or the Fixed Percentage Method. A Section 936 Corporation that is an Existing Claimant and uses the Economic Activity Method may continue to determine its 936 Credit attributable to Active Business Income as under present law for taxable years beginning after December 31, 1995 and before January 1, 2002. For taxable years beginning after December 31, 2001 and before January 1, 2006, a Section 936 Corporation's Active Business Income eligible for the 936 Credit is subject to a cap, described below. A Section 936 Corporation that is an Existing Claimant and is using the Fixed Percentage Method may continue to determine its 936 Credit attributable to Active Business Income under the existing rules for taxable years beginning after December 31, 1995 and before January 1, 1998. For taxable years beginning after December 31, 1997 and before January 1, 2006, the Section 936

Corporation's Active Business Income that is eligible for the 936 Credit is also subject to a cap. For taxable years beginning after December 31, 2005, the 936 Credit attributable to Active Business Income is scheduled to expire.

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

         In response to certain proposals put forth by the Government of Puerto Rico (the "Puerto Rico Government Proposals"), the SBJPA added Section 30A to the Code ("Section 30A"). The Puerto Rico Government Proposals included a ten-year grandfather period for the existing 936 Credit and the creation of a new tax credit for qualifying corporations that invest in "economically developing jurisdictions." Section 30A incorporates in part the Puerto Rico
Government Proposals and provides for an income tax credit to domestic corporations operating in Puerto Rico. This credit is determined under guidelines similar to the Economic Activity Method.

         In the absence of the 936 Credit and as a means of continuing to defer U.S. income taxation, subsidiaries of multi-national companies operating under
Section 936 of the Code may transfer their operations to a corporation organized under Puerto Rico law, or under the laws of foreign countries. Generally, non-U.S. source earnings of a non-U.S. corporation are not subject to United States income taxes until dividends are repatriated to a United States shareholder. Under Section 954 of the Code, foreign subsidiaries of multi-national companies whose parent corporation is incorporated in the U.S. are not subject to federal income tax on profits on products which they manufacture. Though a Puerto Rico corporation, or a foreign corporation operating in Puerto Rico, is subject to local Puerto Rico taxes, the benefits under the Industrial Incentives Acts and the 1998 TIA for companies that manufacture or provide services in Puerto Rico, would continue to be available. In addition, under Section 901 and 902 of the Code and subject to certain limitations and exceptions, U.S. shareholders of a Puerto Rico or other non-U.S. corporation would be allowed to claim a foreign tax credit with respect to income tax paid in Puerto Rico. United States shareholders are also not required to recognize income attributable to manufacturing operations of a Puerto Rico or other non-U.S. corporation as a general rule under Subpart F of the Code. However, under Section 367 of the Code, multi-national corporations may be required to recognize income upon the transfer of operations to a Puerto Rico or other non-U.S. corporation, depending upon the nature and value of the property transferred. Several multi-national 936 Corporations have taken such steps since the legislation with respect to Section 936 was first introduced in the U.S. Congress.

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


                   Lending Activities from Banking Operations

         General. At December 31, 1999, R&G Financial's loans receivable, net totaled $1.6 billion, which represented 53.7% of R&G Financial's $2.9 billion of total assets. At December 31, 1999, all but $545,000 of R&G Financial's loans receivable, net were held by the Bank. The principal category of loans in R&G Financial's portfolio are conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 1999, all but $800,000 of R&G Financial's first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial's loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

         Loan Portfolio Composition. The following table sets forth the composition of R&G Financial's loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held in the Bank's loan portfolio.

                                                                          December 31,
                                         -------------------------------------------------------------------------------

                                                   1999                       1998                      1997
                                         ------------------------   -----------------------   ----------------------

                                           Amount        Percent       Amount      Percent       Amount      Percent
                                         ------------  -----------  -----------   ---------   ------------  ---------
                                                                                              (Dollars in Thousands)
Residential real  estate - first
  mortgage(1)............................ $1,099,843       67.75%     $735,795       66.87%     $476,729       61.25%
Residential real estate - second
  mortgage...............................     13,029        0.80        18,634        1.69        17,831        2.29
Retail construction......................     38,950        2.40        23,280        2.12        13,367        1.72
Commercial construction and land
  acquisition............................     78,133        4.81        15,353        1.39         5,785        0.74
Commercial real estate...................    204,155       12.57       117,151       10.65        81,722       10.50
Commercial business......................     54,231        3.34        46,532        4.23        39,128        5.03
Consumer loans:
  Loans secured by deposits..............     20,539        1.27        17,225        1.56        12,472        1.60
  Real estate secured consumer loans.....     76,944        4.74        85,055        7.73        81,252       10.44
  Unsecured consumer loans...............     37,653        2.32        41,381        3.76        50,103        6.43
                                              ------                    ------        ----        ------    --------
    Total loans receivable...............  1,623,477      100.00%    1,100,406      100.00%      778,389      100.00%
                                           ---------      ------     ---------      ------       -------      ------
Less:
  Allowance for loan losses..............   (  8,971)                 (  8,055)                 (  6,772)
  Loans in process.......................    (50,622)                  (18,170)                 (  6,218)
  Deferred loan fees.....................  (     437)                (     166)                      172
  Unearned interest......................  (     440)                (     347)                (     512)
                                           ----------                ----------                ----------
                                             (60,471)                  (26,738)                  (13,330)
                                             --------                  -------                   -------
  Loans receivable, net(2)............... $1,563,007                $1,073,668                  $765,059
                                           =========                 =========                   =======


                                                                 December 31,
                                             ---------------------------------------------------

                                                    1996                        1995
                                            ----------------------   ---------------------------

                                               Amount      Percent      Amount        Percent
                                            ------------  --------   ------------  -------------

Residential real  estate - first                                      $282,498
  mortgage(1)............................   $370,876      60.75%                       58.23%
Residential real estate - second
  mortgage...............................     15,757       2.58        14,372           2.96
Retail construction......................      5,351       0.88        15,046           3.10
Commercial construction and land
  acquisition............................      5,700       0.93         5,523           1.14
Commercial real estate...................     69,514      11.39        61,862          12.74
Commercial business......................     31,063       5.09        27,816           5.74
Consumer loans:
  Loans secured by deposits..............      9,409       1.54         7,497           1.55
  Real estate secured consumer loans.....     42,893       7.03        33,381           6.88
  Unsecured consumer loans...............     59,864       9.81        37,180           7.66
                                              ------   --------       -------         ------
    Total loans receivable...............    610,427     100.00%      485,175         100.00%
                                             -------     ------       -------         ------
Less:
  Allowance for loan losses..............     (3,332)                  (3,510)
  Loans in process.......................     (2,430)                  (5,727)
  Deferred loan fees.....................         41                     (266)
  Unearned interest......................    (   955)                  (1,831)
                                                 ---                  -------
                                              (6,676)                 (11,334)
                                               -----                  -------
  Loans receivable, net(2)...............   $603,751                 $473,841
                                             =======                  =======



(1) Includes $33.9 million and $49.7 million of residential real estate - first mortgage loans which are held by R&G Mortgage at December 31, 1997 and 1996, respectively.

(2) Does not include mortgage loans held for sale of $77.3 million, $117.1 million, $46.9 million, $54.5 million and $21.3 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in R&G Financial's total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                      Due 1-5 years       Due 5 or more
                                                                          after             years after
                                                 Due 1 year            December 31,         December 31,
                                                  or less                 1999                 1999                 Total(1)
                                                  -------                 ----                 ----                --------
                                                                                 (In Thousands)
Residential real estate ............            $       57            $    3,638            $1,109,177            $1,112,872
Retail construction ................                38,950                    --                    --                38,950
Commercial real estate(2) ..........                91,208                85,890               105,190               282,288
Commercial business ................                24,428                28,504                 1,298                54,231
Consumer:
  Loans on savings .................                12,627                 7,195                   717                20,539
  Real estate secured consumer loans                   787                 5,986                70,171                76,944
  Unsecured consumer loans .........                 9,187                21,604                 6,862                37,653
                                                ----------            ----------            ----------            ----------
Total(3) ...........................            $  177,245            $  152,817            $1,299,415            $1,623,477
                                                ==========            ==========            ==========            ==========

---------------

(1) Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.
(2) Includes $78.1 million of commercial construction and land acquisition loans.
(3)      Does not include mortgage loans held for sale.

         The following table sets forth the dollar amount of total loans due after one year from December 31, 1999, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.



                                                                        Floating or
                                                  Fixed rate          adjustable-rate             Total
                                              ------------------  -----------------------   -----------------
                                                                     (In Thousands)
Residential real estate...................       $1,112,872        $          --               $1,112,872
Retail Construction.......................           38,950                   --                   38,950
Commercial real estate(1).................           87,282              195,006                  282,288
Commercial business.......................           37,280               16,951                   54,231
Consumer:
  Loans on savings........................           20,539                   --                   20,539
  Real estate secured consumer loans......           76,944                   --                   76,944
  Unsecured consumer loans................           37,653                   --                   37,653
                                                 ----------           ----------               ----------
   Total..................................       $1,411,520             $211,957               $1,623,477
                                                  =========              =======                =========

---------------

(1) Includes $78.1 million of commercial construction and land acquisition loans.


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

         Origination, Purchase and Sales of Loans. The following table sets forth loan originations, purchases and sales from banking operations for the periods indicated.

                                                                             Year Ended December 31,
                                                           ---------------------------------------------------------

                                                                   1999                1998               1997
                                                           ------------------  ------------------  -----------------
                                                                                    (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
  Residential mortgages................................         $   378,740          $  385,416           $221,451
  Commercial mortgages.................................                  --                 265                555
  Residential construction.............................              26,146              16,766             11,482
  Consumer loans.......................................              32,219              48,155             52,287
    Total loans originated by R&G Mortgage.............             437,105             450,602            285,775
Other loans originated:
  Commercial real estate...............................             175,803              54,426             37,129
  Commercial business..................................              36,222              26,191             15,393
  Construction and development.........................              54,070              11,365                 --
Consumer loans:
  Loans on deposit.....................................              34,758              27,172             19,711
  Real estate secured consumer loans...................                  --                  --                 --
  Unsecured consumer loans.............................              29,631               9,970             16,742
    Total other loans originated.......................             330,484             129,124             88,975
  Loans purchased......................................             279,489             175,735             60,646
    Total loans originated and purchased...............           1,047,078             755,461            435,396
  Loans sold...........................................          (  133,731)           (282,005)          (118,234)
  Loan principal reductions............................          (  253,534)           (142,560)          (134,166)
  Net increase before other items, net.................             659,813             330,896            182,996
  Loans securitized and transferred to
    mortgage-backed securities.........................          (  106,237)                 --                 --
  Net increase in loan portfolio.......................           $ 553,576           $ 330,896           $182,996


         R&G Financial, through the Bank, originates for both investment and sale mortgage loans secured by residential real estate (secured by both first and second mortgage liens) as well as construction loans (for residential real estate), commercial real estate loans, commercial business loans and consumer loans.

         R&G Mortgage assists the Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with the Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by the Bank. R&G Mortgage performs the foregoing loan origination services on behalf of the Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from the Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 1999, 1998 and 1997, R&G Mortgage received $7.5 million, $7.5 million and $5.2 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of the Bank. These fees are eliminated in consolidation in R&G Financial's Consolidated Financial Statements. See "- Regulation - R&G Financial - Limitations on Transactions with Affiliates."

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

         The Bank also purchases conventional loans secured by first liens on single-family residential real estate from unrelated financial institutions. Such loan purchases are underwritten by the Bank pursuant to the same guidelines as direct loan originations. Loans purchased by the Bank are from time to time securitized by R&G Mortgage and sold by the Bank. During the years ended December 31, 1999, 1998 and 1997, the Bank purchased $279.5 million, $175.7 million and $60.6 million of loans, respectively.

         During the years ended December 31, 1999, 1998 and 1997, loans sold from banking operations were $133.7 million, $282.0 million and $118.2 million. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC.

         The Bank sells to R&G Mortgage the servicing rights to all first and second mortgage loans secured by residential properties which are or will become part of the Bank's loan portfolio once the Bank has a commitment to sell the loans. R&G Mortgage services all other loans held in the Bank's portfolio (including single-family residential loans retained by the Bank, commercial real estate, commercial business and consumer loans (although R&G Mortgage does not actually acquire such servicing rights)). In addition, the Bank processes payments on all loans serviced by R&G Mortgage on behalf of the Bank. Finally, R&G Mortgage renders securitization services with respect to the pooling of some of the Bank's mortgage loans into mortgage-backed securities. See "- Mortgage Banking Activities."
                                       24

         At December 31,1999, R&G Financial's five largest loans-to-one borrower and their related entities amounted to $17.2 million, $14.0 million, $12.7 million, $9.6 million and $9.0 million, all of which were performing.

         Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 1999, $1.1 billion or 67.8% of R&G Financial's total loans held for investment consisted of such loans, of which all but $800,000 consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

         The Bank also originates loans secured by second mortgages on single-family residential properties. At December 31, 1999, $13.0 million or 0.8% of R&G Financial's total loans held for investment consisted of second mortgage loans on single-family residential properties. The Bank offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property's appraised value (including the first mortgage).

         Construction Loans. The Bank has been active in originating loans to construct single-family residences. These construction lending activities generally are conducted throughout Puerto Rico, although loans are concentrated in areas contiguous to Bank branches. At December 31, 1999, retail construction ("spot") loans amounted to $39.0 million or 2.4% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $78.1 million or 4.8% of total loans held for investment.

         The Bank offers construction loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Bank's construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Bank to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. Thereafter, the permanent loan is made at then market rates, provided that such rate shall not be more than 2% greater than the interim construction rate. R&G Mortgage's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Bank's construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1999, the Bank's construction loan portfolio included 381 construction/permanent loans with an aggregate principal balance of $39.0 million.

         The Bank also originates construction loans to developers to develop single family residential properties. The Bank has organized a Construction Loan Department to work primarily with real estate developers. At December 31, 1999, the Bank had 7 residential construction loans outstanding to develop single-family residences with an aggregate principal balance of $15.3 million. Commitments for future funding approximate $34.2 million. In addition, the Bank had 9 loans to develop commercial properties with an aggregate principal balance of $19.1 million. The loans are performing in accordance with their terms at December 31, 1999.

         In addition to the foregoing, at December 31, 1999, the Bank had 11 land acquisition loans with outstanding balances ranging from $26,000 to $3.0 million, and an aggregate balance of $9.5 million, which were made in connection with projects to construct single-family residences. The Bank and the financial institution which made the interim construction loan have entered into an agreement pursuant to which the Bank is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. The Bank expects to make the permanent construction loan on some of these projects. The Bank does not expect to be active in this business.

         The Bank intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Bank has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value (80% with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 1999, $478,000 of the Bank's construction loans were classified as non-performing.

         Commercial Real Estate Loans. The Bank also originates mortgage loans secured by commercial real estate. At December 31, 1999, $204.2 million or 12.6% of R&G Financial's total loans held for investment consisted of such loans. As of such date, the Bank's commercial real estate loan portfolio consisted of approximately 1,025 loans with an average principal balance of $199,000. At December 31, 1999, $9.0 million of the Bank's commercial real estate loans were classified as nonperforming.

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

         Commercial Business Loans. The Bank offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Bank also generally obtains personal guarantees from the principals of the borrowers. At December 31, 1999, commercial business loans amounted to $54.2 million or 3.3% of total loans held for investment. Although the Bank has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

         Consumer Loans. The Bank originates real estate secured consumer loans. Such loans generally have shorter terms and higher interest rates than other mortgage loans. At December 31, 1999, $135.1 million or 8.3% of the Bank's total loans held for investment consisted of consumer loans. This amount is comprised mostly of real estate secured consumer loans (which are originated by R&G Mortgage), but the Bank also offers loans secured by deposit accounts, credit card loans and other secured and unsecured consumer loans. Most of the Bank's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although the Bank has begun to increase its emphasis on collateralized consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $20.5 million at December 31, 1999. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The Bank offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Real estate secured consumer loans have a maximum term of 10 years, which may be extended within the sole discretion of the Bank, and an interest rate which is set at a fixed rate based on market conditions. The Bank secures the loan with a first or second mortgage on the property, including loans where another institution holds the first mortgage. At December 31, 1999, real estate secured consumer loans totaled $76.9 million. At December 31, 1999, credit card receivables totaled $4.9 million.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. At December 31, 1999, $802,000 of consumer loans were classified as non-performing.

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

         Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Pursuant to a statement of position ("SOP 92-3"), which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

         The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated. R&G Financial did not have any troubled debt restructurings at any of the periods presented. Except as otherwise indicated in the footnotes to the table, the non-performing assets are assets of the Bank.

                                                                            December 31,
                                         ---------------------------------------------------------------------------

                                             1999            1998              1997         1996            1995
                                         ----------     -------------      ------------   ---------      -----------
                                                                (Dollars in Thousands)
Non-accruing loans:
  Residential real estate(1)............     $47,413         $32,973          $21,619      $12,991          $7,921
  Residential construction..............         478             441              368          363              --
  Commercial real estate................       9,005           6,463            6,000        3,141           1,903
  Commercial business...................       1,255           3,224              765          823              --
  Consumer unsecured....................         802           1,358            1,217          686              40
  Other.................................          61              67              117          726              --
                                           ---------        --------           ------       ------           -----
    Total(2)............................      59,014          44,526           30,086       18,730           9,864
                                              ------          ------            -----       ------           -----
Accruing loans greater than 90 days
  delinquent:
  Residential real estate...............          --              --               --           --              --
  Residential construction..............          --              --               --           --             611
  Commercial real estate................          --              --               --           --              --
  Commercial business...................          63              61               54           22               8
  Consumer..............................         274             357              172          134              94
                                             -------         -------           ------        -----          ------
    Total accruing loans greater than
      90 days delinquent................         337             418              226          156             713
                                             -------         -------          -------       ------           -----
    Total non-performing loans..........      59,351          44,944           30,312       18,886          10,577
                                              ------          ------            -----       ------          ------
Real estate owned, net of reserves(3)...       5,852           4,041            1,715          834             654
Other repossessed assets................         466             237               85           31              --
                                              ------         -------               --           --              --
                                               6,318           4,278            1,800        1,800             865
                                                              ------                      --------        --------

    Total non-performing assets.........     $65,669         $49,222          $32,112      $19,751         $11,231
                                              ------          ======           ======       ======          ======
    Total non-performing loans as a
      percentage of total loans.........       3.66%           4.08%            3.89%        3.09%           2.18%
                                               =====           ====             ====         ====            ====
    Total non-performing assets as a
      percentage of total assets........       2.26%           2.41%            2.12%        1.90%           1.32%
                                               =====           ====             ====       ======            ====

-------------------------

(1) Includes residential real estate loans secured by both first and second mortgages held by the Bank, except for $5.9 million, $4.3 million and $2.8 million held by R&G Mortgage at December 31, 1999, 1998 and 1997, respectively. Also includes $6.1 million, $5.3 million, $2.6 million, $1.1 million and $882,000 consumer loans held by the Bank secured by first and second mortgages on residential real estate at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(2) As of December 31, 1999, comprised of 868 loans secured by residential real estate, 66 loans secured by commercial real estate, 7 construction loans, 86 commercial business loans and 114 consumer loans.

(3) Includes properties held by R&G Mortgage of $128,000, $128,000 and $165,000 as of December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the Bank had 48 residential properties and 12 commercial properties aggregating $5.7 million.


         While the level of total non-performing assets of R&G Financial has increased on an absolute basis during the periods presented, from $11.2 million at December 31, 1995 to $65.7 million at December 31, 1999, R&G Financial's net loans receivable portfolio has increased by 230% during this period, from $473.8 million at December 31, 1995 to $1.6 billion at December 31, 1999. Thus, total non-performing assets as a percent of total assets increased from 1.32% at December 31, 1995 to 2.26% at December 31, 1999.

         Non-performing residential loans increased by $14.4 million or 43.8% from December 31, 1998 to December 31, 1999. The average loan balance on non-performing mortgage loans amounted to $55,000 at December 31, 1999. As of such date, 528 loans with an aggregate balance of $29.3 million (including 119 consumer loans secured by real estate with an aggregate balance of $2.6 million) were in the process of foreclosure. The total delinquency ratio on residential mortgages, including loans past due less than 90 days, increased from 5.49% in 1998 to 7.11% in 1999. The Company's loss experience on such portfolio has been minimal over the last several years.

         Non-performing commercial real estate loans increased by $2.5 million or 39.3% from December 31, 1998 to December 31, 1999. The number of loans delinquent over 90 days amounted to 74 loans at December 31, 1999, with an average balance of $122,000. The largest non-performing commercial real estate loan as of December 31, 1999 had a balance of $340,000.

         Non-performing commercial business loans consist of 86 loans. Such loans include 10 loans with an aggregate balance of $296,000 which are 90% guaranteed by the Small Business Administration, 48 commercial leases amounting to $615,000 and 28 other commercial business loans with an aggregate balance of $344,000. These loans have a combined average loan size of $18,000. The majority of loans in this portfolio were originated during 1995 and 1996. The largest non-performing commercial business loan as of December 31, 1999 had a $110,000 balance.

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

                                                             At and For the Year Ended December 31,
                                        ---------------------------------------------------------------------------

                                             1999             1998             1997            1996           1995
                                        --------------  ----------------  --------------  -------------- --------------
                                                                             (Dollars in Thousands)
Balance at beginning of period.........          $8,055            $6,772         $ 3,332         $3,510          $2,887
                                                  -----             -----          ------          -----           -----
Charge-offs:
  Residential real estate..............              17                73              13             45              53
  Construction.........................              --                --              --             50              --
  Commercial real estate...............             353                --             170             --              --
  Commercial business..................           1,548             1,485             480            110              91
  Consumer.............................           2,518             4,455           3,953          1,922             365
  Other................................               4                --             761          2,535              --
                                               --------    --------------          ------          -----          ------
    Total charge-offs..................           4,440             6,013           5,377          4,662             509
                                               --------       -----------          ------          -----           -----
Recoveries:
  Residential real estate..............              --                --              21             --               1
  Commercial real estate...............              69                --              50             --              --
  Commercial business..................             332                20              32             31              85
  Consumer.............................             429               312             344            195              96
  Other................................              --                --           2,000             --              --
                                              ---------     -------------           -----             --              --
    Total recoveries...................             830               332           2,447            226             182
                                                -------       -----------          ------         ------           -----
Net charge-offs........................           3,610             5,681           2,930          4,436             327
                                               --------        ----------          ------         ------           -----
Allowance for loan losses acquired from
 Fajardo Federal.......................              --               364              --             --              --
Provision for losses on loans..........           4,525             6,600           6,370          4,258             950
                                               --------         ---------          ------         ------           -----
Balance at end of period...............           8,971          $  8,055         $ 6,772        $ 3,332          $3,510
                                               ========          ========          ======         ======           =====

Allowance for loan losses as a percent
  of total loans outstanding...........               5%               .74            .87%           .55%           0.72%
                                                ========        ==========         ======         ======            ====
Allowance for loan losses as a percent
  of non-performing loans..............           15.11%            17.92%          22.34%         17.64%          33.19%
                                               ========          ========          ======         ======           =====
Ratio of net charge-offs to average
    loans outstanding....................           .25%              .55%           0.40%          0.75%           0.08%
                                             ==========        ==========          ======        =======            ====



          The following table sets forth information concerning the allocation of R&G Financial's allowance for loan losses (which is maintained on the Bank's loan portfolio) by loan category at the dates indicated.

                                                                                                December 31,
                             ----------------------------------------------------------------------------------------

                                        1999                          1998                           1997
                             -------------------------   ---------------------------    -----------------------------

                                           Percent of                     Percent of                      Percent of
                                            Loans in                       Loans in                        Loans in
                                              Each                           Each                            Each
                                           Category to                   Category to                     Category to
                               Amount      Total Loans      Amount        Total Loans      Amount        Total Loans
                             ----------  --------------  ------------  --------------   -----------    --------------
                                                             (Dollars in Thousands)
Residential real estate.....   $1,419        15.82%        $1,272           15.79%       $  593              8.76%
Construction................      186         2.07             46            0.57             7              0.10
Commercial real estate......    3,258        36.32          2,655           32.96         1,386             20.47
Commercial business.........    1,063        11.85          1,033           12.82           806             11.90
Consumer....................    3,045        33.94          3,049           37.86         3,980             58.77
                                -----        -----          -----           -----        ------            ------
Total.......................   $8,971       100.00%        $8,055          100.00%       $6,772            100.00%
                                =====       ======          =====          ======         =====            ======

                                                     December 31,
                              ---------------------------------------------------------

                                       1996                            1995
                              --------------------------      -------------------------

                                              Percent of                   Percent of
                                               Loans in                     Loans in
                                                 Each                         Each
                                             Category to                   Category to
                                Amount       Total Loans       Amount      Total Loans
                              ---------    -------------     ----------  --------------
                                                (Dollars in Thousands)
Residential real estate.....  $  810           24.31%        $2,094           59.66%
Construction................      51            1.53             32            0.90
Commercial real estate......     489           14.68             --              --
Commercial business.........     109            3.27            782           22.28
Consumer....................   1,873           56.21            602           17.16
                               -----           -----          -----          ------
Total.......................  $3,332          100.00%        $3,510          100.00%
                               =====          ======          =====          ======

                                       32

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

         As discussed under "- Mortgage Banking Activities," R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage's securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. At December 31, 1999, R&G Mortgage held GNMA mortgage-backed securities with a fair value of $43.6 million which are classified as held for trading. Such securities generally remain in R&G Mortgage's portfolio for between 90 and 180 days. In addition, R&G Mortgage held GNMA mortgage-backed securities with a fair value of $466.2 million which are classified as available for sale. At December 31, 1999, R&G Mortgage's interest-only residuals, which are classified as available for sale, had an amortized cost of $11.1 million and a fair value of $10.8 million.

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

         At December 31, 1999, the Bank's securities portfolio consisted of $28.7 million of securities held for investments, consisting of $12.8 million of tax-free mortgage-backed securities, $10.4 million of other mortgage backed securities, and $5.4 million of Puerto Rico Government obligations and other Puerto Rico securities. In addition, at December 31, 1999, the Bank had a securities portfolio classified as available for sale with a fair value of $493.9 million, consisting of $97.3 million of tax-free mortgage-backed securities, $126.4 million of other mortgage-backed securities, $32.8 million of FHLB stock, $12.0 million of CMOs and interest-only securities and residuals, $4.9 million U.S. Treasury securities and $220.4 million of U.S. Government agency securities.

         The Bank's Treasury Department from time to time conducts certain trading activities mainly through investments in U.S. Treasury securities. However, at December 31, 1999 no securities for trading were held by the Bank.

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's securities portfolio held to maturity as of the dates indicated below. All of such securities are assets of the Bank.

                                                                             December 31,
                                    ----------------------------------------------------------------------------------

                                                      1999                                       1998
                                    ---------------------------------------  -----------------------------------------

                                                                  Weighted                                 Weighted
                                       Carrying      Market        Average      Carrying       Market       Average
                                        Value        Value          Yield         Value        Value         Yield
                                    -----------   -----------   -----------  ------------  -----------    -----------
                                                                   (Dollars in Thousands)
Mortgage-backed securities:
  GMNA
    Due within one year...........   $       --   $       --           --%   $       --     $     --            --%
    Due from one-five years.......           15           16        10.00            27           29         10.00
    Due from five-ten years.......       10,660       10,391         5.79        13,025       12,752          5.79
    Due over ten years............        2,133        2,074         6.17         2,360        2,306          6.17
FNMA
  Due within one year.............           --           --           --            --           --            --
  Due from one-five years.........           --           --           --            --           --            --
  Due from five-ten years.........           --           --           --            --           --            --
  Due over ten years..............       10,252       10,644         7.09        12,608       12,944          7.13
FHLMC
  Due within one year.............           --           --           --            --           --            --
  Due from one-five years.........           --           --           --            --           --            --
  Due from five-ten years.........           --           --           --            --           --            --
  Due over ten years..............          189          180         5.58           236          230          5.99
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year.............           --           --           --            --           --            --
  Due from one-five years.........        1,280        1,272         5.85            --           --            --
  Due from five-ten years.........        4,158        4,132         5.95         5,945        5,979          5.80
  Due over ten years..............           --           --           --            --           --            --
  U.S.Treasury and Government
Agency
  Due within one year.............           --           --           --           399          400          5.40
  Due from one-five years.........           --           --           --            --           --            --
  Due from five-ten years.........           --           --           --            --           --            --
  Due over ten years..............           --           --           --            --           --            --
    Total Securities held for           $28,687      $28,709         6.31%      $34,600      $34,640          6.31%
      investment..................

                                                      December 31,
                                       -----------------------------------------

                                                         1997
                                       -----------------------------------------

                                                                      Weighted
                                        Carrying       Market         Average
                                          Value        Value           Yield
                                       ------------ ------------  --------------
                                               (Dollars in Thousands)
Mortgage-backed securities:
  GMNA
    Due within one year...........        $  --       $   --               --%
    Due from one-five years.......           49           50            10.00
    Due from five-ten years.......           --           --               --
    Due over ten years............       18,321       17,705             6.05
FNMA
  Due within one year.............           --           --               --
  Due from one-five years.........           --           --               --
  Due from five-ten years.........           --           --               --
  Due over ten years..............       14,675       15,164             7.17
FHLMC
  Due within one year.............           --           --               --
  Due from one-five years.........           --           --               --
  Due from five-ten years.........           --           --               --
  Due over ten years..............          281          266             6.00
Investment Securities:
  Puerto Rico Government
    obligations
  Due within one year.............        4,433        4,439             6.22
  Due from one-five years.........           --           --               --
  Due from five-ten years.........        5,920        5,910             5.85
  Due over ten years..............           30           30             8.37
  U.S.Treasury and Government
Agency
  Due within one year.............          310          311             6.13
  Due from one-five years.........           --           --               --
  Due from five-ten years.........           --           --               --
  Due over ten years..............           --           --               --
    Total Securities held for
      investment..................      $44,019      $43,875             6.42%

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                                        December 31,
                                                       -----------------------------------------------------------------------------
                                                                      1999                                    1998
                                                       ------------------------------------------  ---------------------------------
                                                                                   Weighted                                Weighted
                                                          Amortized       Fair      Average     Amortized        Fair       Average
                                                             Cost        Value       Yield         Cost          Value       Yield
                                                       -------------  ----------  ----------  ------------   -----------  ----------
                                                                                (Dollars in Thousands)
Mortgage-Backed Securities Available for Sale:
GNMA
    Due within one year.............................    $     --     $      --        --%        $    --     $     --           --%
    Due from one-five years.........................          --            --        --              --           --           --
    Due from five-ten years.........................          --            --        --              --           --           --
    Due over ten years..............................     570,749       563,533      6.62          55,159       55,159         6.41
  FNMA mortgage-backed securities
    Due within one year.............................          --            --        --               -           --           --
    Due from one-five years.........................          --            --        --              --           --           --
    Due from five-ten years.........................         741           719      6.50              --           --           --
    Due over ten years..............................     110,855       109,705      7.15           8,092        8,161         6.96
  FHLMC mortgage-backed securities
    Due within one year.............................          --            --        --              --           --           --
    Due from one-five years.........................          99            99      8.79              89           91         8.83
    Due from five-ten years.........................       1,891         1,841      6.77             240          244         8.99
    Due over ten years..............................      14,586        14,036      6.87          21,369       21,724         6.86
  CMO residuals and other mortgage-backed
    securities (1)
    Due within one year.............................          --            --        --              --           --           --
    Due from one-five years.........................       8,886         8,886     12.00              --           --           --
    Due from five-ten years.........................          --            --        --              --           --           --
    Due over ten years..............................      11,823        13,886      8.07           7,845        9,661        8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................       4,998         4,945      4.50              --           --           --
    Due from one-five years.........................          --            --        --           4,995        4,991         4.50
    Due from five-ten years.........................          --            --        --              --           --           --
    Due over ten years..............................          --            --        --              --           --           --
  U.S. Government & Agencies
    Due within one year.............................          --            --        --              --           --           --
    Due from one-five years.........................     133,956       130,950      6.19          38,100       38,106         5.64
    Due from five-ten years.........................      92,237        89,444      7.28           5,010        5,000         6.72
    Due over ten years..............................          --            --        --              --           --           --
  FHLB stock........................................      32,825        32,825      6.75          11,405       11,405         7.21
                                                        --------       -------      ----          ------       ------         ----
                                                        $983,646      $970,869      6.75%       $152,304     $154,542         6.41%
                                                         =======       =======      ====         =======      =======         ====
Securities held for trading(2):
  GNMA certificates.................................   $  43,303     $  43,564      5.27%       $427,915     $443,399         6.69%
  CMO certificates..................................          --            --        --              --           --           --
  CMO residuals(4)..................................          --            --        --           7,134        7,147         8.00
  U.S. Treasury Bills...............................          --            --        --              --             --         --
                                                       ---------  ------------   ------- --------------- --------------     ------
                                                       $  43,303     $  43,564      5.27%      $ 435,049     $450,546         6.71%
                                                        ========      ========      ====        ========      =======         ====

                          (Footnotes on following page)

                                                                        December 31,
                                                         ----------------------------------------
                                                                           1997
                                                         ----------------------------------------

                                                                                        Weighted
                                                          Amortized       Fair          Average
                                                            Cost         Value           Yield
                                                         -----------   ------------  ------------
Mortgage-Backed Securities Available for Sale:
GNMA
    Due within one year.............................      $    --       $    --            --%
    Due from one-five years.........................           --            --            --
    Due from five-ten years.........................           --            --            --
    Due over ten years..............................           --            --            --
  FNMA mortgage-backed securities
    Due within one year.............................           --            --            --
    Due from one-five years.........................           --            --            --
    Due from five-ten years.........................           --            --            --
    Due over ten years..............................        9,468         9,670          7.00
  FHLMC mortgage-backed securities
    Due within one year.............................           --            --            --
    Due from one-five years.........................           71            70          9.00
    Due from five-ten years.........................          360           368          9.38
    Due over ten years..............................       27,104        27,513          6.86
  CMO residuals and other mortgage-backed
    securities (1)
    Due within one year.............................           --            --            --
    Due from one-five years.........................           --            --            --
    Due from five-ten years.........................           --            --            --
    Due over ten years..............................        7,007         8,382         8.125
Investment Securities Available for Sale(1)
  U.S. Treasury
    Due within one year.............................          773           772          5.22
    Due from one-five years.........................       30,010        30,100          5.85
    Due from five-ten years.........................           --            --            --
    Due over ten years..............................           --            --            --
  U.S. Government & Agencies
    Due within one year.............................           --            --            --
    Due from one-five years.........................       35,145        35,105          6.06
    Due from five-ten years.........................        5,023         4,981          6.73
    Due over ten years..............................           --            --            --
  FHLB stock........................................        4,906         4,906          6.61
                                                          -------       -------          ----
                                                         $119,867      $121,867          6.44%
                                                          =======       =======          ====
Securities held for trading(2):
  GNMA certificates.................................     $367,177      $377,362          6.78%
  CMO certificates..................................       16,200        15,228          5.95
  CMO residuals(4)..................................        7,630         7,868          8.00
  U.S. Treasury Bills...............................          581           581          5.23
                                                          -------      --------          ----
                                                         $391,588      $401,039          6.77%
                                                          =======       =======          ====

                          (Footnotes on following page)

---------------

(1) Comprised of subordinated tranches and residuals from the Bank's 1992 Grantor Trust residuals purchased from the Bank in 1995 from its 1993 CMO Grantor Trust, residuals from R&G Mortgage's CMO Grantor Trusts, and interest-only strips resulting from sales of loans by R&G Mortgage and the Bank.

(2) Except for GNMA certificates with a fair value of $1.7 million as of December 31, 1997, all of such securities are held in R&G Mortgage's securities portfolio.


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

         The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within HUD which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $252,700. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

         Mortgage-backed securities generally increase the quality of R&G Financial's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of R&G Financial. At December 31, 1999, $128.3 million or 16.3% of R&G Financial's mortgage-backed securities was pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

         The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 1999, the Bank's CMOs, and interest-only securities and residuals, which had a fair value of $12.0 million, were designated as "high-risk mortgage securities" and classified as available for sale.

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

         Deposits. Deposits are the major sources of the Bank's funds for lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $531.7 million of certificates of deposit with balances of $100,000 or more, which amounted to 40.0% of the Bank's total deposits at December 31, 1999. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

         The Bank attempts to price its deposits in order to promote deposit growth. The Bank regularly evaluates the internal costs of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers on a regular basis, although at December 31, 1999 it held $127.9 million of deposits acquired from money desks in the United States.

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


                                                                         December 31,
                                     ----------------------------------------------------------------------------------

                                                1999                        1998                        1997
                                     --------------------------   ------------------------   --------------------------

                                       Average        Average      Average       Average       Average       Average
                                       Balance       Rate Paid     Balance      Rate Paid      Balance      Rate Paid
                                     -----------    -----------  -------------  ----------   -----------    -----------
                                                                   (Dollars in Thousands)
Passbook......................         $112,107        3.74%       $88,754         3.75%     $  75,958         3.79%
NOW and Super NOW
   accounts...................          126,300        3.95         99,336         3.93         86,843         3.84
Checking......................           41,128          --         39,052           --         23,859           --
Commercial checking(1)........          111,146          --         77,329           --         46,301           --
Certificates of deposit.......          762,856        5.83        522,016         5.98        435,743         6.02
                                        -------        ----        -------         ----      ---------         ----
  Total deposits..............       $1,153,537        4.65%      $826,487         4.65%      $668,704         4.85%
                                      =========        ====        =======         ====        =======         ====

----------------

(1)      Includes  $92.4  million,  $109.9  million and $50.2  million of escrow
         funds  of  R&G  Mortgage  at  December   31,   1999,   1998  and  1997,
         respectively, maintained with the Bank.


         The   following   table  sets  forth  the   maturities  of  the  Bank's
certificates of deposit having principal amounts of $100,000 or more at December 31, 1999.

                                                      Amount
                                                 -----------------

                                                  (In Thousands)
Certificates of deposit maturing:
Three months or less...........................      $117,047
Over three through six months..................       111,089
Over six through twelve months.................       210,528
Over twelve months.............................        93,050
                                                     --------
  Total........................................      $531,714
                                                      =======


         Borrowings. R&G Financial's business requires continuous access to various funding sources, both short and long-term. R&G Mortgage's primary source of short-term funds is through sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). The Bank also from time to time utilizes reverse repurchase agreements when they represent a competitive short-term funding source. In a reverse repurchase agreement transaction, R&G Financial will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price less than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which R&G Financial has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of R&G

Financial's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by R&G Financial. Reverse repurchase agreements represent a competitive cost funding source for R&G Financial. Nevertheless, R&G Financial is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, R&G Financial only deals with large, established investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 1999, R&G Financial had $731.3 million of reverse repurchase agreements outstanding, $404.3 million of which represented borrowings of R&G Mortgage. At December 31, 1999, the weighted average interest rate on R&G Financial's reverse repurchase agreements amounted to 5.92%.

         R&G Financial's loan originations are also funded by borrowings under various warehouse lines of credit provided by various commercial banks ("Warehouse Lines"). At December 31, 1999, R&G Financial was permitted to borrow under such Warehouse Lines up to $223.4 million, $48.5 million of which was drawn upon and outstanding as of such date. The Warehouse Lines are used by the Company to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when payment from the sale of the funded loan is received, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by a general assignment of mortgage payments receivable and an assignment of certain mortgage servicing rights. Certain of these warehousing lines of credit impose restrictions with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared. Management of R&G Financial believes that as of December 31, 1999, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

         The interest rate on funds borrowed pursuant to the Warehouse Lines is based on Libor rates plus a negotiated amount. By maintaining compensating balances, the Company is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by the Company for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 1999, the weighted average interest rate being paid by the Company under its Warehouse Lines amounted to 6.78%.

         Although the Bank's primary source of funds is deposits, the Bank also borrows funds on both a short and long-term basis. The Bank actively utilizes 936 Notes as a primary borrowing source. The 936 Notes have original terms to maturity of between five and seven years and bear interest payable quarterly for variable interest rate notes and semiannually for fixed interest rate notes. The Bank is able to obtain such low cost funds by investing the proceeds in eligible activities as proscribed under Puerto Rico law, which provide tax advantages under Puerto Rico tax laws and under U.S. federal tax laws for U.S. corporations which are operating in Puerto Rico pursuant to

Section 936 of the Code. See " - Mortgage Banking Activities - Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." At December 31, 1999, $15.0 million of the 936 Notes were secured by marketable securities, while $45.5 million were secured by standby letters of credit issued by the FHLB of New York (which are, in turn, secured by first mortgage loans, securities and cash deposits). The 936 Notes contain certain provisions which indemnify the holders thereof from the federal tax liability which would be incurred, plus any penalties and interest, if the Bank did not invest the proceeds as required in eligible activities, and also provide for a "gross up" provision which permits the Bank to continue the obligation at an adjusted interest rate based on LIBOR in the event the interest on the 936 Notes is subject in whole or in part to federal and/or Puerto Rico income tax. At December 31, 1999, the Bank had $60.5 million of 936 Notes outstanding, $25.0 million of which mature in 2000, and $35.5 million of which mature in 2001.

         The Bank obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the Bank have been met. FHLB of New York advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of New York are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, the Bank had access to $645.8 million in advances from the FHLB of New York, and had 26 FHLB of New York advances aggregating $384.0 million outstanding as of such date, which mature at various dates commencing in January 3, 2000 through December 18, 2003 and have a weighted average interest rate of 5.75%. In addition, at December 31, 1999, the Bank maintained $47.1 million in standby letters of credit with the FHLB of New York, which secured $45.5 million of outstanding 936 Notes payable. At December 31, 1999, the Bank had pledged specific collateral aggregating $504.9 million to the FHLB of New York under its advances program and to secure the letters of credit. The Bank maintains collateral with the FHLB of New York in excess of applicable requirements in order to facilitate any necessary additional borrowings by the Bank in the future.

         The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.

                                                                     At or For the Year Ended
                                                                           December 31,
                                                         ----------------------------------------------------

                                                              1999               1998               1997
                                                         ----------------  ------------------  ---------------
                                                                       (Dollars in Thousands)
R&G Mortgage:
Securities sold under agreements to repurchase:
  Average balance outstanding.......................          $365,177            $354,786         $187,682
  Maximum amount outstanding at any month-end
    during the period...............................           493,527             415,960          385,054
  Balance outstanding at end of period..............           493,527             415,960          385,054
  Average interest rate during the period...........              5.52%               5.73%            6.03%
  Average interest rate at end of period............              6.15%               5.46%            5.85%
Notes Payable:
  Average balance outstanding.......................          $127,565            $102,047          $66,405
  Maximum amount outstanding at any month-end
    during the period...............................           154,922             152,060           93,523
  Balance outstanding at end of period..............            56,907             107,648           24,353
  Average interest rate during the period...........              6.67%               7.07%            6.03%
  Average interest rate at end of period............              6.89%               6.43%            5.85%
The Bank:
FHLB of New York advances:
  Average balance outstanding.......................          $222,575             $94,025          $23,524
  Maximum amount outstanding at any month-end
    during the period...............................           384,000             160,100           42,200
  Balance outstanding at end of period..............           384,000             121,000           42,200
  Average interest rate during the period...........              5.31%               5.55%            5.80%
  Average interest rate at end of period............              5.75%               5.25%            6.03%
Securities sold under agreements to repurchase:
  Average balance outstanding.......................          $187,857             $55,915          $39,090
  Maximum amount outstanding at any month-end
    during the period...............................           327,009              79,513           63,088
  Balance outstanding at end of period..............           327,009              75,222           48,080
  Average interest rate during the period...........              5.77%               5.57%            5.55%
  Average interest rate at end of period............              5.73%               5.35%            5.56%
Notes Payable:
  Average balance outstanding.......................           $84,463             $84,100          $85,034
  Maximum amount outstanding at any month-end
    during the period...............................            84,100              84,100           86,500
  Balance outstanding at end of period..............            75,800              84,100           84,100
  Average interest rate during the period...........              6.53%               6.45%            6.60%
  Average interest rate at end of period............              6.00%               5.74%            5.97%

                          Trust and Investment Services

         R&G Financial also provides trust and investment services through the Bank's Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 1999, the Bank's Trust
Department administered approximately 7,235 trust accounts, with aggregate assets of $31.2 million as of such date. In addition, during the year ended December 31, 1999, the Bank's Trust Department sold $45.8 million of GNMA mortgage-backed securities. The Bank receives fees dependent upon the level and type of service provided. The administration of the Bank's Trust Department is performed by the Trust Committee of the Board of Directors of the Bank.


                                    Personnel

         As of December 31, 1999, R&G Financial (on a consolidated basis) had 1,293 full-time employees and 73 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.


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

         R&G Mortgage and the Bank are parties to various agreements which address how each would conduct itself in specifically delineated affiliated transactions (the "Affiliated Transaction Agreements"). The Affiliated Transaction Agreements include a Master Purchase, Servicing and Collections Agreement (the "Master Purchase Agreement"), a Master Custodian Agreement, a Master Production Agreement, a Securitization Agreement and a Data Processing
Computer Service Agreement. The terms of these agreements were negotiated at arm's length on the basis that they are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable transactions with, or involving, other nonaffiliated companies.

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

         The Master Purchase Agreement provides for the sale by the Bank to R&G Mortgage of the servicing rights to all first and second mortgage loans secured by residential properties which become part of the Bank's loan portfolio. R&G Mortgage services all other loans held in the Bank's loan portfolio (including single-family residential loans retained by the Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Master Purchase Agreement further provides that R&G Mortgage exclusively will service such loans and that the Bank will process payments of such loans, all according to a fee schedule. See " - Mortgage Banking Activities
- Loan Originations, Purchases and Sales of Loans."

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


         Recent  Legislation.  On November 12, 1999,  the  President  signed the
Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will (i) allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals; (ii) allow insurers and other financial services companies to acquire banks; (iii) remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. This part of the Modernization Act will become effective on March 13, 2000.

         On January 19, 2000, the Federal Reserve Board adopted an interim rule allowing bank holding companies to submit certifications by February 15 to become financial holding companies on March 13, 2000. The Federal Reserve Board also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

         The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

The Bank

         General. The Bank is incorporated under the Puerto Rico Banking Act of 1933, as amended (the "Puerto Rico Banking Law") and is subject to extensive regulation and examination by the OCFI, the FDIC and certain requirements established by the Federal Reserve Board. The federal and Puerto Rico laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the OCFI and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the
                                       47
insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCFI, the FDIC or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on R&G Financial, R&G Mortgage, the Bank and their operations.

         FDIC Insurance Premiums. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital: "well capitalized," "adequately capitalized" and "undercapitalized". These three groups are then divided into three subgroups which  reflect  varying  levels of  supervisory  concern,  from those  which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The Bank was classified as a "well-capitalized"
institution as of December 31, 1999. An additional assessment is added to the regular SAIF- assessment and the regular BIF-assessment, respectively, until December 31, 1999, in order to cover Financing Corporation debt service payments. Such additional assessments amount to 6.3 basis points and 1.3 basis points for SAIF insured deposits and BIF insured deposits, respectively.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1999, the Bank met each of its capital requirements.

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

         Activities and Investments. The activities and equity investments of FDIC-insured, state-chartered banks (which under the Federal Deposit Insurance Act includes banking institutions incorporated under the laws of Puerto Rico) are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the
                                       49
insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         Puerto Rico Banking Law. As a commercial bank organized under the laws of the Commonwealth, the Bank is subject to supervision, examination and regulation by the OCFI pursuant to the Puerto Rico Banking Law.

         The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the sum of the Bank's paid-in common and preferred stock capital. As of December 31, 1999, the Bank had credited $5.1 million to such reserve fund.

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

         Under the Puerto Rico Banking Law, the Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank, plus 15% of 50% of undistributed earnings for "well capitalized" institutions. As of December 31, 1999, the legal lending limit for the Bank under these provisions was approximately $20.0 million and its maximum extension of credit to any one borrower was $17.2 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans to subsidiaries of banks, or loans that are secured by mortgages by real estate, or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. Loans to non-banking affiliates of the Bank, are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act. The Puerto Rico Banking Law also authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the bank must be sold in a private or public sale within one year from the date of purchase. The Bank may repurchase its own stock for the purpose of reducing its capital, subject to the approval of the OCFI.

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

Item 2. Properties.

         The Company's principal executive office is located at 280 Jesus T. Pinero Avenue, Hato Ray, San Juan, Puerto Rico 00918. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties of R&G Financial at December 31, 1999, all of which properties are leased.

                                                                                        Net Book Value
               Description/Address                     Lease Term Expiration             of Property
-----------------------------------------------------------------------------------   -------------------
                                                                                        (In Thousands)
The Bank:
Hato Rey Branch(1)(2)(3)                                December 31, 2003                   $1,548
280 Jesus T. Pinero Avenue                           One (1) five year option
Hato Rey, PR 00919

Los Jardines Branch                                     September 4, 2000                      114
Los Jardines de Guaynabo Shopping Center
PR Road No. 20
Guaynabo, PR 00969

San Patricio Branch(4)                                    June 30, 2013                      1,392
San Patricio Plaza
Ortegon Street
Guaynabo, PR 00969

Bayamon Branch(2)(3)                                       May 31, 2001                        206
42-43 Betances Avenue                                One (1) ten year option
Hermanas Davila
Bayamon, PR 00959

Bayamon East Branch(4)                                   January 10, 2001                      363
Road #174, Lot 100                                  Two (2) five year options
Minillas Industrial Park
Bayamon, PR 00959

Arecibo Branch(3)                                       December 31, 2001                      144
Marginal Vista Azul                                 Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Branch(3)                                          August 8, 2009                       415
Plaza Puerta del Sol                                Four (4) five year options
PR Road No. 2, Km. 49.7
Manati, PR 00674

                                                                                        Net Book Value
               Description/Address                     Lease Term Expiration             of Property
-----------------------------------------------------------------------------------   -------------------

Carolina Branch(4)                                       July 31, 2003                         248
65th Infantry Avenue
Corner San Marcos Street
Carolina, PR 00985

Trujillo Alto Branch(4)                                 October 31, 2004                       134
Trujillo Alto Shopping Center
Trujillo Alto, PR 00976

Santurce Branch(4)                                       April 30, 2005                        312
1077 Ponce de Leon Avenue                           Two (2) six year options
Santurce, PR 00917

Laguna Gardens Branch(4)                                 April 30, 2004                        113
Laguna Gardens Shopping Center
Isla Verde
Carolina, PR 00979

Plaza Carolina Branch(4)                                  May 31, 2000                         147
Plaza Carolina Mall
Carolina, PR 00985

Norte Shopping Branch(4)                                 April 30, 2000                        140
Norte Shopping Center                              Two (2) five year options
Baldorioty de Castro Avenue
San Juan, PR 00907

Vega Baja Branch(4)                                       May 31, 2003                         321
Cabo Caribe Development                             One (1) five year option
PR Road No. 2, Marginal
Vega Baja, PR 00693

Mayaguez Branch(3)                                       April 30, 2002                        600
McKinley Street                                   Three (3) five year options
Corner Dr. Vady
Mayaguez, PR 00680

Fajardo I Branch(2)(4)                                   March 15, 2003                        354
Garrido Morales Street                             Two (2) five year options
Corner San Rafael
Fajardo, PR 00738

Martinez Nadal Branch(4)                                 June 14, 2003                         543
Paradise Mall                                      Two (2) five year options
Corner Jesus T. Pinero Ave.
Rio Piedras, PR 00925

                                                                                        Net Book Value
               Description/Address                     Lease Term Expiration             of Property
-----------------------------------------------------------------------------------   -------------------
                                                                                        (In Thousands)
Ponce Branch(4)                                        March 31, 2005                          281
Lifetime Building Lot 5                          Two (2) five year options
Industrial San Rafael
Ponce, PR 00731

Fajardo II Branch(4)                                 September 1, 2006                          52
Celis Aguilera #161                              One (1) seven year option
Fajardo, PR 00738

Plaza del Sol Branch(4)                              November 15, 2010                         790
Plaza del Sol Mall                               Two (2) four year options
725 West Main Ave.
Bayamon, PR 00961

Operations Center(2)                                  January 10, 2001                       2,581
Road #174, Lote 100                              Two (2) five year options
Minillas Industrial Park
Bayamon, PR 00959

Plaza Interamericana Branch                          September 30, 2002                      1,253
Plaza Interamericana Mall                        Five (5) five year options
Sein Street and PR Road No. 177
San Juan, PR 00908

Plaza Las Americas Branch                              June 30, 2004                           421
Plaza Las Americas Shopping Center
Hato Rey, PR 00918

Caguas Branch                                         August 25, 2004                          415
PR Road No. 1, Km 33.6                          Three (3) five year options
Villa Blanca Industrial Area
Caguas, Puerto Rico 00725

Branch locations to be                                       --                                268
opened in 2000                                                                             -------
                                                                                            13,155
                                                                                           -------
Continental Capital:
Huntington Office                                            --                                950
1841 New York Avenue
Huntington Station, NY 11746

Bay Shore Office                                      (month-to-month)                          20
1555 Sunrise Hwy.
Bay Shore, NY 11706

Administrative Office                                   October 2004                            45
125 Bayless Rd.                                   One (1) five year option
Melville, NY 11747

Office location to be opened in 2000                                                            35
                                                                                           -------

                                                                                             1,050
                                                                                           -------

                                            55

                                                                                        Net Book Value
               Description/Address                     Lease Term Expiration             of Property
-----------------------------------------------------------------------------------   -------------------
                                                                                        (In Thousands)

Champion Mortgage:

Hato Rey Branch                                        June 30, 2003                           195
295 Jesus T. Pinero                               One (1) five year option
San Juan, PR 00918

Ponce Branch                                          (month-to-month)                          32
Las Americas Ave
Ext. Buena Vista #25
Ponce, PR 00731

Bayamon Branch                                         March 31, 2004                          107
Street No. 1, #44                                Two (2) five year options
Hermanas Davila
Bayamon, Puerto Rico 00959

Aguadilla Branch                                          May 2006                              57
PR Road No. 2                                     One (1) five year option
Punto Oro Shopping Center
Aguadilla, Puerto Rico 00603

Caguas Branch                                           October 2004                            32
Pino Street, H22                                  Two (2) one year options
Villa Tarabo
Caguas, Puerto Rico 00725

Guayama Branch                                          August 2000                             --
Ashford Ave., #45 South                         Three (3) three year options
Guayama, Puerto Rico 00784
                                                                                           -------
                                                                                               423
                                                                                           -------
R&G Mortgage:


Caguas Office                                          July 31, 2000                            43
D-9 Degetau Street                                One (1) five year option
San Alfonso
Caguas, PR 00725

Los Jardines Office(5)                                 August 1, 2006                           16
Los Jardines de Guaynabo Shopping Center          One (1) five year option
PR Road No. 20
Guaynabo, PR 00969

Hato Rey Office(2)(3)                                December 31, 2002                       4,637
280 Jesus T. Pinero Avenue                       Two (2) five year options
Hato Rey, PR 00919

                                                                                        Net Book Value
               Description/Address                     Lease Term Expiration             of Property
-----------------------------------------------------------------------------------   -------------------
                                                                                        (In Thousands)

Bayamon Office(2)(3)                                     May 30, 2001                           63
42-43 Betances Avenue                              One (1) ten year option
Hermanas Davila
Bayamon, PR 00959

Arecibo Office(3)                                      January 1, 2002                           6
Marginal Vista Azul                               Two (2) five year options
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Office(3)(6)                                    October 30, 2003                         40
Plaza Puerta del Sol                               One (1) five year option
PR Road No. 2, Km. 49.7
Manati, PR 00674


Mayaguez Office(3)(6)                                  October 30, 2003                         26
McKinley Street                                    One (1) five year option
                                                                                         ---------
Corner Dr. Vady
Mayaguez, PR 00680
                                                                                             4,831
                                                                                         ---------
                                                                                            19,459
                                                                                         =========

(Footnotes on following page)

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

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from pages 83 and 84 of the Registrant's 1999 Annual Report.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from pages 23 to 25 of the Registrant's 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 26 to 44 of the Registrant's 1999 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required herein is incorporated by reference from pages 26 to 31 of the Registrant's 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 45 to 82 of the Registrant's 1999 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages three to eight and 11 of the Registrant's Proxy Statement dated April 4, 2000 ("Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 12 to 16 and 19 to 22 of the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages nine to 11 of the Registrant's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from pages 16 to 19 of the Registrant's Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Independent Auditors' Report.

                  Consolidated  Statements of Financial Condition as of December
                   31, 1999 and 1998.

                  Consolidated Statements of Income for the Years Ended December
                     31, 1999, 1998 and 1997.

                  Consolidated  Statements  of Cash  Flows for the  Years  Ended
                     December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Changes in Stockholders' Equity for
                     the Years Ended December 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements.


         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


 No.                                       Description
------------     ---------------------------------------------------------------

2.0 Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, the Bank and R-G Interim Premier Bank, dated as of September 27, 1996.(1)
3.1              Certificate of Incorporation of R&G Financial Corporation.(2)
3.2 Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation.(2)
3.2.1 Amended and Restated Certificate of Incorporation of R&G Financial Corporation(4)
3.3              Bylaws of R&G Financial Corporation.(2)
3.4 Certificate of Resolutions designating the terms of the Series A Preferred Stock.(6)
3.5 Certificate of Resolutions designating the terms of the Series B Preferred Stock.
4.0              Specimen of Stock Certificate of R&G Financial Corporation.(2)
4.1              Form of Series A Preferred  Stock  Certificate of R&G Financial
                 Corporation.(3)
4.2              Form of Series B Preferred  Stock  Certificate of R&G Financial
                 Corporation.(5)
10.1 Master Purchase, Servicing and Collection Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994.(2)
10.2 Master Custodian Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on June 27, 1996.(2)
10.3 Master Production Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995.(2)
10.4 Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank dated December 1, 1994.(2)
10.5 Securitization Agreement by and between R&G Mortgage and the Bank, dated as of July 1, 1995.(2)
10.6             R&G Financial Corporation Stock Option Plan.(2)(*)
13.0             1999 Annual Report to Stockholders.
21.0             Subsidiaries  of the Registrant - Reference is made to "Item 1.
                 Business" for the required information.
27.0             Financial Data Schedule.
99.1 Valuation Report on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated June 13, 1996.(2)
99.2 Update to Valuation on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated September 27, 1996.(1)

-------------------------
(1)      Incorporated by reference from the  Registration  Statement on Form S-4
         (Registration   No.   333-13199)  filed  by  the  Registrant  with  the
         Securities and Exchange Commission ("SEC") on October 1, 1996.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on June 18, 1996, as amended.
(3) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-60923), as amended, filed with the SEC on August 7, 1998.
(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on November 19, 1999.
(5) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-90463), filed with the SEC on November 5, 1999.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 1998.
(*)      Management contract or compensatory plan or arrangement.


     (3)(b)       Reports on Form 8-K.

                  Current Report on Form 8-K filed November 19, 1999 with respect to Amended and Restated Certificate of Incorporation of Registrant.

                  None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    R&G FINANCIAL CORPORATION


April 5, 2000                       By:    /s/ Victor J. Galan
                                           -------------------
                                           Victor J. Galan
                                           Chairman of the Board, President and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Victor J. Galan                              April 5, 2000
--------------------------------------------
Victor J. Galan
Chairman of the Board, President and
 Chief Executive Officer
 (principal executive officer)


/s/ Joseph R. Sandoval                           April 5, 2000
--------------------------------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                            April 5, 2000
--------------------------------------------
Ana M. Armendariz
Director and Treasurer



/s/ Ramon Prats                                  April 5, 2000
--------------------------------------------
Ramon Prats
Executive Vice President and Director

/s/ Enrique Umpierre-Suarez                      April 5, 2000
-------------------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                      April 5, 2000
-------------------------------------------
Victor L. Galan Fundora
Director


/s/ Juan J. Diaz                                 April 5, 2000
-------------------------------------------
Juan J. Diaz
Director


/s/ Pedro Ramirez                                April 5, 2000
-------------------------------------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                         April 5, 2000
-------------------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                            April 5, 2000
-------------------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                       April 5, 2000
-------------------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                         April 5, 2000
-------------------------------------------
Benigno R. Fernandez
Director


/s/ Ileana M. Colon-Carlo                        April 5, 2000
-------------------------------------------
Ileana M. Colon-Carlo
Director

/s/ Roberto Gorbea                               April 5, 2000
-------------------------------------------
Roberto Gorbea
Director