Form 10-Q
period 2000-03-31
R&G FINANCIAL CORP
filed 2000-05-16
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
    EXCHANGE  ACT OF  1934  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO


                        Commission file number: 000-21137

                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Puerto Rico                                        66-0532217
   -----------------------                               ----------------
   (State of incorporation                               (I.R.S. Employer
       or organization)                                 Identification No. )

  280 Jesus T. Pinero Avenue
Hato Rey, San Juan, Puerto Rico                                00918
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (787) 758-2424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s) and (b) has been subject to such filing requirements for at least 90 days.

                                    YES [ X ]   NO    [  ]

Number of  shares  of Class B Common  Stock  outstanding  as of March 31,  2000:
10,219,012. (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
           ---------------------                                           Page

Item 1.  Consolidated Financial Statements .................................  3

             Consolidated Statement of Financial Condition as of
                      March 31, 2000 (Unaudited) and December 31, 1999......  3

             Consolidated Statements of Income for the Three
                      Months Ended March 31, 2000 and 1999 (Unaudited)......  4

             Consolidated Statements of Comprehensive Income for the Three
                      Months Ended March 31, 2000 and 1999 (Unaudited)....... 5

             Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 2000 and 1999 (Unaudited) ............. 6

             Notes to Unaudited Consolidated Financial Statements ........... 7


Item 2   Management's Discussion and Analysis............................... 14

Item 3   Quantitative and Qualitative Disclosures about Market Risk......... 17


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

Item 4.  Submission of Matters ............................................. 17

Item 5.  Other Information ................................................. 18

Item 6.  Exhibits and Reports on Form 8-K .................................. 18

                  Signatures ............................................... 18

                        PART 1 - FINANCIAL INFORMATION

Item 1:Consolidated Financial Statements

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          March 31,         December 31,
                                                                                            2000                1999
                                                                                     ---------------      ---------------
ASSETS                                                                                  (Unaudited)
Cash and due from banks ........................................................     $    34,818,742      $    42,251,508
Money market investments:
    Securities purchased under agreements to resell ............................           7,017,275                   --
    Time deposits with other banks .............................................          28,494,723           23,744,037
    Federal funds sold .........................................................                  --                   --
Mortgage loans held for sale, at lower of cost or market .......................          97,976,426           77,277,133
Mortgage-backed securities held for trading, at fair value .....................          14,966,981           43,563,817
Mortgage-backed securities available for sale, at fair value ...................         703,737,979          712,705,165
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 2000 - $21,517,036; 1999 - $23,305,029) ...............          22,338,300           23,249,247
Investment securities available for sale, at fair value ........................         320,655,791          258,163,657
Investment securities held to maturity, at amortized cost
(estimated market value: 2000- $5,395,170; 1999- $5,403,755) ...................           5,435,820            5,437,630
Loans receivable, net ..........................................................       1,714,800,299        1,563,006,802
Accounts receivable, including advances to investors, net ......................          17,068,195           16,230,457
Accrued interest receivable ....................................................          22,623,770           22,386,746
Servicing Asset ................................................................          86,603,354           84,252,506
Premises and equipment .........................................................          19,241,061           19,459,353
Other assets ...................................................................          26,056,413           20,264,778
                                                                                     ---------------      ---------------
                                                                                     $ 3,121,835,129      $ 2,911,992,836
                                                                                     ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..................................................................     $ 1,434,860,852      $ 1,330,506,368
     Federal funds purchased ...................................................          25,000,000           15,000,000
     Securities sold under agreements to repurchase ............................         780,850,091          731,341,340
     Notes payable .............................................................         113,995,751          132,707,001
     Advances from FHLB ........................................................         435,000,000          384,000,000
     Other borrowings ..........................................................           9,557,172            9,842,894
     Accounts payable and accrued liabilities ..................................          41,072,337           33,917,329
     Other liabilities .........................................................           6,269,599            5,142,627
                                                                                     ---------------      ---------------
                                                                                       2,846,605,802        2,642,457,559
                                                                                     ---------------      ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
          7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding ..................          50,000,000           50,000,000
          7.75% Monthly Income Preferred Stock, Series B, $25 liquidation value,
          1,000,000 shares authorized, issued and outstanding ..................          25,000,000           25,000,000
     Common stock: .............................................................             184,406              184,406
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
          issued and outstanding ...............................................             102,190              102,177
          Class B - $.01 par value, 20,000,000 shares authorized, 10,219,012
          issued  and outstanding in 2000 (1999 - 10,217,731) ..................          40,761,539           40,753,856
     Additional paid-in capital ................................................         162,981,363          156,193,131
     Retained earnings .........................................................           5,095,658            5,095,658
     Capital reserves of the Bank ..............................................          (8,895,829)          (7,793,951)
                                                                                     ---------------      ---------------
     Accumulated other comprehensive loss ......................................         275,229,327          269,535,277
                                                                                     ---------------      ---------------
                                                                                     $ 3,121,835,129      $ 2,911,992,836
                                                                                     ===============      ===============


          The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three month
                                                                     period ended
                                                                       March 31,
                                                            ------------------------------
                                                                2000               1999
                                                            ------------        ----------
                                                                       (Unaudited)
Interest income:
     Loans ............................................     $ 36,728,899      $ 26,053,747
     Money market and other investments ...............        5,207,548         1,296,223
     Mortgage-backed securities .......................       11,346,540         8,035,385
                                                            ------------      ------------
                                                              53,282,987        35,385,355
                                                            ------------      ------------
Interest expense:
     Deposits .........................................       17,026,210        11,460,159
     Securities sold under agreements to repurchase ...       10,535,209         5,374,542
     Notes payable ....................................        3,364,353         3,729,187
          Other .......................................        5,597,206         1,587,320
                                                            ------------      ------------
          Total interest expense ......................       36,522,978        22,151,208
                                                            ------------      ------------
Net interest income ...................................       16,760,009        13,234,147
Provision for loan losses .............................       (1,350,000)       (1,300,000)
                                                            ------------      ------------
Net interest income after provision for loan losses ...       15,410,009        11,934,147
                                                            ------------      ------------
 Other income:
     Net gain on origination and sale of loans ........        7,324,164        10,497,736
     Loan administration and servicing fees ...........        7,611,148         5,760,770
     Service charges, fees and other ..................        1,488,632         1,485,172
                                                            ------------      ------------
                                                              16,423,944        17,743,678
                                                            ------------      ------------
          Total revenues ..............................       31,833,953        29,677,825
                                                            ------------      ------------

Operating expenses:
     Employee compensation and benefits ...............        7,227,430         4,770,004
     Office occupancy and equipment ...................        3,251,909         2,389,800
     Other administrative and general .................        9,593,130         7,677,815
                                                            ------------      ------------
                                                              20,072,469        14,837,619
                                                            ------------      ------------
Income before income taxes ............................       11,761,484        14,840,206
                                                            ------------      ------------
Income tax expense:
     Current ..........................................        2,431,428         1,924,408
     Deferred .........................................         (157,174)        1,764,920
                                                            ------------      ------------
                                                               2,274,254         3,689,328
                                                            ------------      ------------
          Net income ..................................        9,487,230        11,150,878
Less:  Dividends on preferred stoxk ...................        1,409,375           925,000
                                                            ------------      ------------
Net income available to common stockholders ...........     $  8,077,855        10,225,878
                                                            ============      ============
Earnings per common share - Basic .....................     $       0.28      $       0.36
                                                            ============      ============
                          - Diluted ...................     $       0.28      $       0.35
                                                            ============      ============
Weighted average number of shares outstanding - Basic .       28,659,107        28,600,647
                                              - Diluted       29,316,344        29,342,647

        The accompanying notes are an integral part of these statements.

R&G Financial Corporation
Consolidated Statements of Comprehensive Income


                                                                                Three month
                                                                                period ended
                                                                                  March 31,
                                                                      ------------------------------
                                                                           2000               1999
                                                                      ------------      ------------
Net income ......................................................     $  9,487,230      $ 11,150,878
                                                                      ------------      ------------

Other comprehensive income, before tax:

Unrealized losses on securities:

     Arising during period ......................................       (1,886,302)       (1,200,797)
     Less: Reclassification adjustments for losses included in
                 net income .....................................           79,945           136,002
                                                                      ------------      ------------
                                                                        (1,806,357)       (1,064,795)


Income tax benefit related to items of other comprehensive income          704,479           415,270
                                                                      ------------      ------------

Other comprehensive loss, net of tax ............................       (1,101,878)         (649,525)
                                                                      ------------      ------------

Comprehensive income, net of tax ................................     $  8,385,352      $ 10,501,353
                                                                      ============      ============

        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                      Three month
                                                                                                      Period ended
                                                                                                        March, 31
                                                                                             --------------------------------
                                                                                                 2000               1999
                                                                                             -------------      -------------
                                                                                                     (Unaudited)
Cash flows from operating activities:
     Net income ...................................................................        $   9,487,230         $  11,150,878
                                                                                           -------------         -------------
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...............................................            1,231,838               891,342
      Amortization of premium on investments and mortgage-backed ..................               62,433                13,141
            securities, net .......................................................            2,315,595             1,634,426
      Amortization of servicing rights ............................................            1,350,000             1,300,000
      Provision for loan losses ...................................................              150,000               100,000
      Provision for bad debts in accounts  receivable .............................                   --            (2,578,960)
      Gain on sales of  loans .....................................................               79,945               136,002
      Loss on sales of mortgage-backed and investment securities available for sale               62,872               181,718
      Unrealized loss on trading securities .......................................          (37,885,010)          (42,955,011)
      Increase in mortgage loans held for sale ....................................           28,533,964            (2,260,268)
      Net decrease (increase) in mortgage-backed  securities held for trading .....           (1,224,762)           (3,911,376)
      Increase in receivables .....................................................           (5,999,110)              310,741
      (Increase) decrease in other assets .........................................          (18,996,972)          (10,278,927)
      Decrease in notes payable ...................................................            7,859,487              (930,362)
      Increase (decrease) in accounts payable and accrued liabilities
      Increase in other liabilities ...............................................            1,126,972             1,683,583
                                                                                           -------------         -------------
               Total adjustments ..................................................          (21,332,748)          (56,663,951)
                                                                                           -------------         -------------
               Net cash (used)  provided  in operating activities .................          (11,845,518)          (45,513,073)
                                                                                           -------------         -------------
Cash flows from investing activities:
      Purchases of investment securities ..........................................          (58,790,740)          (29,600,000)
       Proceeds from sales and maturities of securities available for sale ........           25,977,231            63,415,118
      Proceeds from maturities of securities held to maturity .....................                   --                    --
      Proceeds from sales of loans ................................................           19,306,593            49,660,184
      Net originations of loans ...................................................         (172,450,090)         (143,853,477)
      Purchases of  FHLB stock, net ...............................................           (4,561,700)                   --
      Acquisition of premises and equipment .......................................             (806,071)           (1,308,900)
      Acquisition of servicing rights .............................................           (4,666,443)           (5,357,624)
                                                                                           -------------         -------------
               Net cash used by investing activities ..............................         (195,991,220)          (67,044,699)
                                                                                           -------------         -------------

Cash flows from financing activities:
     Increase in deposits - net ........................................................       104,354,484         86,993,206
     Increase in federal funds purchased ...............................................        10,000,000                 --
     Increase (decrease) in securities sold under agreements to repurchase - net .......        49,508,751        (48,080,804)
     Advances from FHLB, net ...........................................................        51,000,000         20,000,000
     Proceeds from issuance of common stock ............................................             7,696            159,500
     Cash dividends:
          Common stock .................................................................        (1,289,623)          (943,360)
          Preferred stock ..............................................................        (1,409,375)          (925,000)
            Net cash provided by financing activities ..................................       212,171,933         57,203,542
Cash and cash equivalents at  beginning of  period .....................................         4,335,195        (55,354,230)
Cash and cash equivalents at end of period .............................................        65,995,545        103,728,448
                                                                                             -------------      -------------
                                                                                             $  70,330,740      $  48,374,218
                                                                                             =============      =============
Cash and cash equivalents include:
     Cash and due from banks ...........................................................     $  34,818,742      $  35,700,762
     Securities purchased under agreements to resell ...................................         7,017,275          7,501,490
     Time deposits with other banks ....................................................        28,494,723          5,171,966
     Federal funds sold ................................................................                --                 --
                                                                                             -------------      -------------
                                                                                             $  70,330,740      $  48,374,218
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

         R&G Mortgage is also engaged in the business of originating non-conforming conventional first mortgage loans on residential real estate (1 to 4 families), including B&C credit quality loans, through its wholly-owned subsidiary Champion Mortgage Corporation.

         The  Bank  provides  a  full  range  of  banking  services,   including
residential, commercial and personal loans and a diversified range of deposit products through twenty- three branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

         The Bank also is engaged in the business of originating FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the State of New York through its wholly-owned subsidiary Continental Capital Corporation.

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 2000 and the results of operations and changes in its cash flows for the three months ended March 31, 2000 and 1999.

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

         Certain reclassifications (not affecting income before income taxes or net income) have been made to the consolidated statements of income for the quarter ended March 31, 1999 to conform to the presentation for the quarter ended March 31, 2000.


Basis of consolidation

         All significant inter-company balances and transactions have been eliminated in the accompanying unaudited financial statements.

Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133- "Accounting for Derivative Instruments and Hedging Activities."

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

         This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999 the FASB delayed the effective date of this statement to all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of the statement should be as of the beginning of an entity's fiscal quarter. Management is evaluating its hedging strategy in light of this new pronouncement to establish the initial designation of its hedging activities and determine the effect and timing of adoption. However, due to the relatively limited extent to which the Company is using derivative instruments and the simple nature of the instruments used, management does not expect the impact of adoption to be significant.


NOTE 2  -         EARNINGS PER SHARE

         Basic earnings per common share for the three months ended March 31, 2000 and 1999 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation.

NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                     March  31,      December 31,
                                                        2000             1999
                                                     -----------     -----------
                                                            (Unaudited)
Mortgage-backed securities held for trading:

     CMO Residuals (all interest only)               $        --     $        --
     GNMA Certificates                                14,966,981      43,563,817
                                                     -----------     -----------
                                                     $14,966,981     $43,563,817
                                                     ===========     ===========


                                                                  March  31, 2000                    December 31, 1999
                                                            -----------------------------     -----------------------------
                                                              Amortized         Fair          Amortized             Fair
                                                                cost            value            cost               value
                                                            ------------     ------------     ------------     ------------
                                                                                  (Unaudited)
Mortgage-backed securities available for sale:

CMO residuals (interest only) and other mortgage-backed
securities ............................................     $ 21,352,402     $ 23,434,272     $ 20,709,050     $ 22,772,039
                                                            ------------     ------------     ------------     ------------
FNMA certificates:
     Due from five to ten years .......................          701,027          675,396          740,977          718,979
     Due over ten years ...............................      107,830,121      106,100,841      110,854,889      109,705,450
                                                            ------------     ------------     ------------     ------------
                                                             108,531,148      106,776,237      111,595,866      110,424,429
                                                            ------------     ------------     ------------     ------------
FHLMC certificates:
     Due from one to five years .......................           90,650           90,198           98,693           98,882
     Due from five to ten years .......................        1,227,344        1,187,206        1,891,072        1,840,979
     Due over ten years ...............................       14,511,439       13,887,686       14,586,274       14,036,216
                                                            ------------     ------------     ------------     ------------
                                                              15,829,433       15,165,090       16,576,039       15,976,077
                                                            ------------     ------------     ------------     ------------
GNMA certificates:
     Due from five to ten years .......................       10,005,167        9,848,595               --               --
     Due over ten years ...............................      555,872,271      548,513,785      570,748,830      563,532,620
                                                            ------------     ------------     ------------     ------------
                                                             565,877,438      558,362,380      570,748,830      563,532,620
                                                            ------------     ------------     ------------     ------------
                                                            $711,590,421     $703,737,979     $719,629,785     $712,705,165
                                                            ============     ============     ============     ============
Investment securities available for sale:

U.S.  Treasury securities:
     Due within one year ..............................     $  6,998,757     $  6,950,630     $  4,998,011     $  4,944,500
                                                            ------------     ------------     ------------     ------------
U.S. Government and agencies securities:
      Due from one to five years ......................      161,176,856      157,553,824      133,955,940      130,950,440
      Due from five to ten years ......................      121,824,195      118,764,470       92,236,888       89,443,550
                                                             283,001,051      276,318,294      226,192,828      220,393,990
                                                            ------------     ------------     ------------     ------------

FHLB stock ............................................       37,386,867       37,386,867       32,825,167       32,825,167
                                                            ------------     ------------     ------------     ------------
                                                            $327,386,675     $320,655,791     $264,016,006     $258,163,657
                                                            ============     ============     ============     ============

                                                             March  31, 2000                   December 31, 1998
                                                     ---------------------------     -----------------------------
                                                     Amortized           Fair         Amortized           Fair
                                                        cost             value           cost             value
                                                     -----------     -----------     -----------     -----------
                                                                                  (Unaudited)
Mortgage-backed securities held to maturity:

GNMA certificates:
          Due within one year ..................     $    12,344     $    13,239     $        --     $        --
          Due from one to five years ...........              --              --          15,478          16,601
          Due from five to ten years ...........      10,200,307       9,941,718      10,659,910      10,390,712
          Due over ten years ...................       2,061,578       1,161,560       2,132,629       2,074,108
                                                     -----------     -----------     -----------     -----------
                                                      12,274,229      11,116,517      12,808,017      12,481,421
                                                     -----------     -----------     -----------     -----------

FNMA certificates:
     Due over ten years ........................       9,881,614      10,227,437      10,252,615      10,643,767
                                                     -----------     -----------     -----------     -----------

FHLMC certificates:
     Due over ten years ........................         182,457         173,082         188,615         179,841
                                                     -----------     -----------     -----------     -----------

                                                     $22,338,300     $21,517,036     $23,249,247     $23,305,029
                                                     ===========     ===========     ===========     ===========

Investment securities held to maturity:

Puerto Rico Government and Agencies obligations:
       Due from one to five years ..............     $ 1,280,000     $ 1,270,400     $ 1,280,000     $ 1,272,000
       Due from five to ten years ..............       4,155,820       4,124,770       4,157,630       4,131,755
                                                     -----------     -----------     -----------     -----------
                                                     $ 5,435,820     $ 5,395,170     $ 5,437,630     $ 5,403,755
                                                     ===========     ===========     ===========     ===========

 NOTE 4  -         LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans consists of the following:

                                                      March 31,          December 31,
                                                        2000                 1999
                                                  ----------------     ----------------
                                                      (Unaudited)
       Real estate loans:
            Residential - first mortgage .....     $ 1,184,531,026      $ 1,097,891,436
            Residential - second mortgage ....          13,391,975           13,028,816
            Land .............................           2,505,993            1,952,043
            Construction .....................         107,184,950           95,201,185
            Commercial .......................         245,232,063          226,036,358
                                                   ---------------      ---------------
                                                     1,552,846,007        1,434,109,838

       Undisbursed portion of loans in process         (54,324,571)         (50,622,579)
       Net deferred loan costs (fees) ........             268,609             (436,852)
                                                   ---------------      ---------------
                                                     1,498,790,045        1,383,050,407
                                                   ---------------      ---------------
       Other loans:
            Commercial .......................          83,177,536           54,230,506
            Consumer:
               Secured by deposits ...........          20,961,848           20,538,734
               Secured by real estate ........          82,289,452           76,944,484
               Other .........................          39,543,885           37,653,140
       Unamortized discount ..................            (372,585)            (356,142)
       Unearned interest .....................             (69,840)             (83,722)
                                                   ---------------      ---------------
                                                       225,530,296          188,927,000
                                                   ---------------      ---------------
               Total loans ...................       1,724,320,341        1,571,977,407
            Allowance for loan losses ........          (9,520,042)          (8,970,605)
                                                   ---------------      ---------------
                                                   $ 1,714,800,299      $ 1,563,006,802
                                                   ===============      ===============

The changes in the allowance for loan losses follow:

                                                     Three months ended
                                                           March 31,
                                               --------------------------------
                                                   2000                1999
                                               (Unaudited)
Balance, beginning of period .........         $ 8,970,605          $ 8,055,432
Provision for loan losses ............           1,350,000            1,300,000
Loans charged-off ....................          (1,026,608)          (1,039,726)
Recoveries ...........................             226,045              177,411
                                               -----------          -----------
Balance, end of period ...............         $ 9,520,042          $ 8,493,117
                                               ===========          ===========

NOTE 5  -         COMMITMENTS AND CONTINGENCIES


Commitments to buy and sell GNMA certificates

         As of March 31, 2000, the Company had open commitments to issue GNMA certificates of approximately $119.3 million.


Commitments to sell mortgage loans

         As of March 31, 2000 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $40.6 million.


Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

         At March 31, 2000, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $671.3 million at March 31, 2000. Liability, if any, under the recourse provisions at March 31, 2000 is estimated by management to be in significant.

Item 2:  Management's Discussion and Analysis
-------  ------------------------------------

Financial Condition

         At March 31, 2000, the Company's total assets amounted to $3.1 billion, as compared to $2.9 billion at December 31, 1999. The $209.8 million or 7.2% increase in total assets during the three month period ended March 31, 2000 was attributable to a $151.8 million or 9.7% increase in loans receivable, which reflects net originations following repayments and sales, and a $62.5 million increase in investment securities available for sale, principally as a result of purchases of such securities during the period, which amounted to $58.8 million.

         The increase in the Company's assets were primarily funded by increased deposits of $104.4 million or 7.8%, increased repurchase agreements of $49.5 million or 6.8% and increased Federal Home Loan Bank Advances of $51.0 million or 13.3% during the three month period ended March 31, 2000.

         At March 31, 2000, the Company's stockholders' equity amounted to $275.2 million, which is an increase of $5.7 million or 2.1% from the amount reported at December 31, 1999. The primary reason for the increase was the net income earned for the quarter, which was partially offset by a $1.1 million increase in unrealized losses on securities available for sale, net of income tax benefits, and $2.7 million in dividends paid during the period. At March 31, 2000, the Bank's leverage and Tier 1 risk-based capital amounted to 6.52% and 11.33% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 12.03%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $9.5 million during the three months ended March 31, 2000, as compared to $11.1 million during the prior comparable period.

         Total revenues amounted to $31.8 million during the three months ended March 31, 2000 compared to $29.7 million for the prior comparable period. The 7.3% increase was due to an increase in net interest income of $14.4 million or 64.9% during the three months ended March 31, 2000 over the prior comparable period, primarily due to a $10.7 million or 41.0% increase in interest income on loans, which was primarily associated with an increase in the average balance of the outstanding loan portfolio.

         Contributing to the 7.3% increase in revenues during the March 31, 2000 quarter was a $1.9 million or 32.1% increase in loan administration and servicing fees due to an increase of the Company's loan servicing portfolio, as a result of an increase in the number of loans serviced. These increases in revenues were partially offset by a $3.2 million or 30.2% decrease in net gain on origination and sale of loans, which reflects increases in interest rates for mortgage loans, which have reduced the level of loans being refinanced.

         Total expenses increased by $5.2 million or 35.3% during the three months ended March 31, 2000 over the prior comparable period. The quarter ended March 31, 2000 includes expenses associated with the operations of Continental Capital, the Company's recently acquired mortgage banking subsidiary in Long

Island, New York, which was a significant reason for the increase in expenses during the quarter. Excluding expenses associated with Continental Capital, expenses during the quarter increased by $2.9 million or 19.3%, due primarily to a $1.3 million or 27.1% increase in employee compensation and benefits associated with employees hired for new branch openings and the Company's commercial loans department expansion, in both instances after March of last year, and a $739,000 or 30.9% increase in occupancy expenses mainly related to the operation of six additional branches completed during the latter part of 1999 and an additional branch completed in early 2000. These increases in expenses were accompanied by a $825,000 or 10.7% increase in other miscellaneous expenses, mainly as a result of a $681,000 increase in amortization expenses of the Company's servicing asset.

         Total income tax expense decreased by $1.4 mililon or 38.4% during the three months ended March 31, 2000 over the prior comparable period, due primarily to a $3.1 million or 20.7% decrease in income before taxes during the 2000 period. The Company's effective tax rate amounted to 19.3% during the three month period ended March 31, 2000 compared to 24.9% in the 1999 comparable period. The decrease in 2000 of the Company's effective tax rate is primarily attributable to an increase in the Company's exempt interest income and certain tax planning strategies implemented during the 2000 period.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2000, the Company had $238.4 million in borrowing capacity under warehousing and other lines of credit, $710.2 million in borrowings capacity under a line of credit with the FHLB of New York and $25 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At March 31, 2000, the Company had outstanding commitments to extend credit totaling $16.5 million (excluding the undisbursed portion of loans in process). Certificates of deposit which are scheduled to mature within one year totaled $821.3 million at March 31, 2000, and borrowings that are scheduled to mature within the same period amounted to $1.3 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2000, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.52%, 11.33% and 12.03%, respectively.

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


Item 3:  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------


         Quantitative and qualitative disclosures about market risks are presented at December 31, 1999 in Item 7A of the Comapany's Annual report on Form 10-K. Management believes there have been no material changes in the Company's market risk since December 31, 1999.


                           PART II - OTHER INFORMATION
                           -------   -----------------

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

                  Not applicable

Item 3:  Defaults Upon Senior Securities

                  Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5:  Other Information

The Registrant received notification from the Federal Reserve Bank of New York that its election to become a financial holding company within the meaning of the Bank Holding Company Act of 1956, as recently amended by the Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act"), was effective May 12, 2000. The Registrant had filed its election on April 13, 2000. The Modernization Act allows, among other things, bank holding companies meeting management, capital and Community Reinvestment Act ("CRA") standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. The activities permissible for a financial holding company are contained in the Federal Reserve's Regulation Y. In order to qualify for the election, the Registrant certified that each depository institution that it controlled was well capitalized, well managed and had an appropriate satisfactory CRA rating.

Item 6:  Exhibits and Reports on Form 8-K

                  a)       Exhibits
                           No.
                           27     Financial Data Schedule..............   E-1


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        R&G FINANCIAL CORPORATION



Date: May 15, 2000                      By:/S/ VICTOR J. GALAN
                                           -------------------
                                                 Victor J. Galan, Chairman
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)



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