Form 10-Q
period 2000-06-30
R&G FINANCIAL CORP
filed 2000-08-15
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
    EXCHANGE  ACT OF  1934  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                    YES [ X ]   NO    [  ]

Number of shares of Class B Common Stock outstanding as of June 30, 2000:
10,219,663 (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
--------------------------------
                                                                            Page

Item 1.  Consolidated Financial Statements ................................    3

                  Consolidated Statements of Financial Condition as of
                           June 30, 2000 (Unaudited) and December 31,
                           1999............................................    3

                  Consolidated Statements of Income for the Three and Six
                           Months Ended June 30, 2000 and 1999
                           (Unaudited).....................................    4

                  Consolidated Statements of Comprehensive Income for the
                           Three and Six Months Ended June 30, 2000 and
                           1999
                           (Unaudited).....................................    5

                  Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2000 and 1999
                           (Unaudited) ....................................    6

                  Notes to (Unaudited) Consolidated Financial Statements ..    7

Item 2.  Management's Discussion and Analysis .............................   16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  24

Part II  - Other Information
----------------------------

Item 1.  Legal Proceedings ................................................   24

Item 2.  Changes in Securities ............................................   24

Item 3.  Defaults upon Senior Securities ..................................   24

Item 4.  Submission of Matters ............................................   25

Item 5.  Other Information ................................................   25

Item 6.  Exhibits and Reports on Form 8-K .................................   25

             Signatures ...................................................   26

                          PART 1-FINANCIAL INFORMATION
                          ----------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
-------  ---------------------------------

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          June 30,           December 31,
                                                                                            2000                 1999
                                                                                     ---------------       ---------------
                                                                                         (Unaudited)
ASSETS
Cash and due from banks                                                              $    28,511,272       $    42,251,508
Money market investments:
    Securities purchased under agreements to resell                                        6,061,727                    --
    Time deposits with other banks                                                        18,418,722            23,744,037
    Federal funds sold                                                                    10,000,000                    --
Mortgage loans held for sale, at lower of cost or market                                  97,042,803            77,277,133
Mortgage-backed securities held for trading, at fair value                                13,722,890            43,563,817
Mortgage-backed securities available for sale, at fair value                             725,918,406           712,705,165
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 2000 - $21,296,563; 1999 - $23,305,029)                          21,349,627            23,249,247
Investment securities available for sale, at fair value                                  342,436,814           258,163,657
Investment securities held to maturity, at amortized cost
(estimated market value: 2000- $ 5,379,810; 1999- $5,403,755)                              5,434,009             5,437,630
Loans receivable, net                                                                  1,827,732,330         1,563,006,802
Accounts receivable, including advances to investors, net                                 15,566,553            16,230,457
Accrued interest receivable                                                               26,204,223            22,386,746
Servicing asset                                                                           87,860,641            84,252,506
Premises and equipment                                                                    18,887,596            19,459,353
Other assets                                                                              25,730,943            20,264,778
                                                                                     ---------------       ---------------
                                                                                     $ 3,270,878,556       $ 2,911,992,836
                                                                                     ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                        $ 1,523,602,232       $ 1,330,506,368
     Fed funds purchased                                                                  15,000,000            15,000,000
     Securities sold under agreements to repurchase                                      787,052,038           731,341,340
     Notes payable                                                                       154,786,235           132,707,001
     Advances from FHLB                                                                  451,000,000           384,000,000
     Other borrowings                                                                      9,221,666             9,842,894
     Accounts payable and accrued liabilities                                             41,003,905            33,917,329
     Other liabilities                                                                     6,336,041             5,142,627
                                                                                     ---------------       ---------------
                                                                                       2,988,002,117         2,642,457,559
                                                                                     ---------------       ---------------

Stockholders'equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
         7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding                             50,000,000            50,000,000
         7.75% Monthly Income Preferred Stock, Series B, $25 liquidation value,
          1,000,000 shares authorized, issued and outstanding                             25,000,000            25,000,000

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
           issued  and outstanding                                                           184,406               184,406
          Class B - $.01 par value, 30,000,000 shares authorized, 10,219,633
           issued  and outstanding in 2000 (1999-10,217,731)                                 102,197               102,177
     Additional paid-in capital                                                           40,766,803            40,753,856
     Retained earnings                                                                   170,882,443           156,193,131
     Capital reserves of the Bank                                                          5,095,658             5,095,658
     Accumulated other comprehensive loss                                                 (9,155,068)           (7,793,951)
                                                                                     ---------------       ---------------
                                                                                         282,876,439           269,535,277
                                                                                     ---------------       ---------------
                                                                                     $ 3,270,878,556       $ 2,911,992,836
                                                                                     ===============       ===============



     The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three month                       Six month
                                                                   period ended                    period ended
                                                                     June 30,                         June 30,
                                                         -----------------------------     -----------------------------
                                                             2000              1999            2000             1999
                                                         ------------     ------------     ------------     ------------
                                                                    (Unaudited)                               (Unaudited)
                                                                   (Dollars in thousands except for per share data)
Interest income:
     Loans                                               $     40,049     $     27,152     $     76,778     $     53,206
     Money market and other investments                        11,599            1,677           11,270            2,973
     Mortgage-backed securities                                 6,063            7,608           22,946           15,643
                                                         ------------     ------------     ------------     ------------
          Total interest income                                57,711           36,437          110,994           71,822
                                                         ------------     ------------     ------------     ------------
Interest expense:
      Deposits                                                 19,031           12,699           36,057           24,159
      Securities sold under agreements to repurchase           11,714            5,598           22,249           10,972
      Notes payable                                             2,899            3,254            6,264            6,983
      Other                                                     7,334            2,358           12,931            3,946
                                                         ------------     ------------     ------------     ------------
          Total interest expense                               40,978           23,909           77,501           46,060
                                                         ------------     ------------     ------------     ------------
Net interest income                                            16,733           12,528           33,493           25,762
Provision for loan losses                                      (1,500)          (1,100)          (2,850)          (2,400)
                                                         ------------     ------------     ------------     ------------
Net interest income after provision for loan losses .          15,233           11,428           30,643           23,362
                                                         ------------     ------------     ------------     ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                9,489            9,304           16,813           19,801
     Loan administration and servicing fees                     7,379            6,618           14,990           12,379
     Service charges, fees and other                            1,937            2,090            3,425            3,575
                                                         ------------     ------------     ------------     ------------
                                                               18,805           18,012           35,228           35,755
                                                         ------------     ------------     ------------     ------------
          Total revenues                                       34,038           29,440           65,871           59,117
                                                         ------------     ------------     ------------     ------------
Operating expenses:
     Employee compensation and benefits                         5,977            5,462           13,204           10,232
     Office occupancy and equipment                             3,325            2,717            6,577            5,107
     Other administrative and general                          10,528            7,379           20,121           15,057
                                                         ------------     ------------     ------------     ------------
                                                               19,830           15,558           39,902           30,396
                                                         ------------     ------------     ------------     ------------
Income before income taxes                                     14,207           13,882           25,969           28,721
                                                         ------------     ------------     ------------     ------------
Income tax expense:
     Current                                                    4,913            1,473            7,345            3,397
     Deferred                                                  (1,414)             599           (1,571)           2,364
                                                         ------------     ------------     ------------     ------------
                                                                3,499            2,072            5,774            5,761
                                                         ------------     ------------     ------------     ------------
          Net income                                     $     10,708     $     11,810     $     20,195     $     22,960
                                                         ============     ============     ============     ============

Earnings per common share - Basic                        $       0.32     $       0.38     $       0.60     $       0.74
                                                         ------------     ------------     ------------     ------------
                          - Diluted                      $       0.32     $       0.37     $       0.59     $       0.72
                                                         ------------     ------------     ------------     ------------
Weighted average number of shares outstanding - Basic      28,659,775       28,631,073       28,659,441       28,615,943
                                              - Diluted    29,314,283       29,364,185       29,315,314       29,353,476

     The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                            Three months ended         Six months ended
                                                                                  June 30,                  June 30,
                                                                           ---------------------     ---------------------
                                                                             2000         1999          2000         1999
                                                                           --------     --------     --------     --------
                                                                                (Unaudited)                 (Unaudited)
                                                                                             (Dollars in thousands)
Net income                                                                 $ 10,708     $ 11,810     $ 20,195     $ 22,960
                                                                           --------     --------     --------     --------
Other comprehensive income, before tax:Unrealized losses on securities:
     Arising during period                                                     (498)      (3,573)      (2,384)      (4,773)
     Less: Reclassification adjustments for losses included
                 in net income                                                   73          445          153          581
                                                                           --------     --------     --------     --------
                                                                               (425)      (3,128)      (2,231)      (4,192)
Income tax benefit related to items of other comprehensive income               166        1,220          870        1,635
                                                                           --------     --------     --------     --------
Other comprehensive loss, net of tax                                           (259)      (1,908)      (1,361)      (2,557)
                                                                           --------     --------     --------     --------
Comprehensive income, net of tax                                           $ 10,449     $  9,902     $ 18,834     $ 20,403
                                                                           ========     ========     ========     ========


     The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six month period ended
                                                                                                        June 30,
                                                                                              -------------------------
                                                                                                 2000            1999
                                                                                              ---------       ---------
                                                                                                      (Unaudited)
Cash flows from operating activities:                                                           (Dollars in thousands)
     Net income                                                                               $  20,195       $  22,960
                                                                                              ---------       ---------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                          2,516           1,824
           Amortization of premium on investments and mortgage-backed securities, net ..            119             121
           Amortization of servicing rights                                                       4,740           3,381
           Provision for loan losses                                                              2,850           2,400
           Provision for bad debts in accounts  receivable                                          220             150
           Gain on sales of  loans                                                                 (207)         (5,183)
           Loss on sales of mortgage-backed and investment securities available for sale            153             581
           Unrealized (profit) loss on trading securities                                          (155)            746
           (Increase) decrease  in mortgage loans held for sale                                 (73,547)         41,920
           Net decrease (increase) in mortgage-backed  securities held for trading               29,996         (22,066)
           Increase in receivables                                                               (3,374)         (6,740)
           Increase in other assets                                                              (5,907)         (5,407)
           Increase (decrease) in notes payable                                                  21,458         (59,738)
           Increase in accounts payable and accrued liabilities                                   7,957           4,789
           Increase in other liabilities                                                          1,193           2,681
                                                                                              ---------       ---------
               Total adjustments                                                                (11,988)        (40,541)
                                                                                              ---------       ---------
               Net cash provided by (used in) operating activities                                8,207         (17,581)
                                                                                              ---------       ---------
Cash flows from investing activities:
      Purchases of investment securities                                                        (78,080)        (84,606)
      Proceeds from sales and maturities of securities available for sale                        40,441         111,236
      Proceeds from maturities of securities held to maturity                                        --             209
      Proceeds from sales of loans                                                               30,993          99,809
      Net originations of loans                                                                (298,361)       (436,234)
      Purchases of  FHLB stock, net                                                              (6,667)         (4,096)
      Acquisition of premises and equipment                                                      (1,503)         (3,676)
      Acquisition of servicing rights                                                            (8,348)        (11,332)
                                                                                              ---------       ---------
               Net cash used by investing activities                                           (321,525)       (328,690)
                                                                                              ---------       ---------
Cash flows from financing activities:
     Increase in deposits - net                                                                 193,096         152,979
     Increase in securities sold under agreements to repurchase - net                            55,711          50,814
     Advances from FHLB, net                                                                     67,000          98,000
     Proceeds from issuance of common stock                                                          13             189
     Cash dividends:
          Common stock                                                                           (2,687)         (1,967)
          Preferred stock                                                                        (2,819)         (1,850)
                                                                                              ---------       ---------
               Net cash provided by financing activities                                        310,314         298,165
                                                                                              ---------       ---------
Net decrease in cash and cash equivalents                                                        (3,004)        (48,106)
Cash and cash equivalents at  beginning of  period                                               65,996         103,728
                                                                                              ---------       ---------
Cash and cash equivalents at end of period                                                    $  62,992       $  55,622
                                                                                              =========       =========
Cash and cash equivalents include:
     Cash and due from banks                                                                  $  28,511       $  32,928
     Securities purchased under agreements to resell                                              6,062          10,003
     Time deposits with other banks                                                              18,419          12,691
     Federal funds sold                                                                          10,000              --
                                                                                              ---------       ---------
                                                                                              $  62,992       $  55,622
                                                                                              =========       =========

     The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

         R&G Mortgage is also engaged in the business of originating non-conforming conventional first mortgage loans on residential real estate (1 to 4 families), including B and C credit quality loans, through its wholly-owned subsidiary, Champion Mortgage Corporation.

         The Bank provides a full range of banking services, including residential, commercial and personal loans and a diversified range of deposit products through twenty-three branches located mainly in the northern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

         The Bank also is engaged in the business of originating FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the State of New York through its wholly-owned subsidiary, Continental Capital Corporation ("Continental Capital").

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 2000 and the results of operations and changes in its cash flows for the three and six months ended June 30, 2000 and 1999.

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

Basis of consolidation

         All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.


Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133- "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138- "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

         These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically accounted as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

         The FASB delayed the effective date of these statements to all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of the statements should be as of the beginning of an entity's fiscal quarter. Management is evaluating its hedging strategy in light of these new pronouncements to establish the initial designation of its hedging activities and determine the effect and timing of adoption. However, due to the relatively limited extent to which the Company is using derivative instruments and the simple nature of the instruments used, management does not expect the impact of adoption to be significant.

NOTE 2  -         EARNINGS PER SHARE

         Basic earnings per common share for the three and six month periods ended June 30, 2000 and 1999 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation.


NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                      June 30,             December 31,
                                                        2000                   1999
                                                    -----------            -----------
                                                    (Unaudited)
Mortgage-backed securities held for trading:

     GNMA certificates                              $13,722,890            $43,563,817
                                                    ===========            ===========


                                                                  June 30, 2000                   December 31, 1999
                                                        ------------------------------------------------------------------
                                                          Amortized           Fair           Amortized            Fair
                                                             cost             value             cost              value
                                                        ------------------------------------------------------------------
                                                                   (Unaudited)
Mortgage-backed securities available for sale:

CMO residuals and other mortgage-backed securities      $ 22,922,625      $ 24,656,288      $ 20,709,050      $ 22,772,039
                                                        ------------      ------------      ------------      ------------

FNMA certificates:
     Due from five to ten years                              685,380           660,107           740,977           718,979
     Due over ten years                                  104,635,759       102,839,982       110,854,889       109,705,450
                                                        ------------      ------------      ------------      ------------
                                                         105,321,139       103,500,089       111,595,866       110,424,429
                                                        ------------      ------------      ------------      ------------
FHLMC certificates:
     Due from one to five years                              171,273           169,239            98,693            98,882
     Due from five to ten years                            1,105,288         1,067,814         1,891,072         1,840,979
     Due over ten years                                   14,046,468        13,495,539        14,586,274        14,036,216
                                                        ------------      ------------      ------------      ------------
                                                          15,323,029        14,732,592        16,576,039        15,976,077
                                                        ------------      ------------      ------------      ------------
GNMA certificates:
      Due from one to five years                              25,584            25,432                --                --
      Due from five to ten years                          11,263,006        11,196,055                --                --
      Due over ten years                                 579,716,220       571,807,950       570,748,830       563,532,620
                                                        ------------      ------------      ------------      ------------
                                                         591,004,810       583,029,437       570,748,830       563,532,620
                                                        ------------      ------------      ------------      ------------

                                                        $734,571,603      $725,918,406      $719,629,785      $712,705,165
                                                        ============      ============      ============      ============

Investment securities available for sale:

U.S.  Treasury securities:
     Due within one year                                $  4,999,502      $  4,979,691      $  4,998,011      $  4,944,500
                                                        ------------      ------------      ------------      ------------

U.S. Government and Agencies securities:
      Due within one year                                  6,000,000         5,804,800                --                --
      Due from one to five years                         176,468,813       173,347,789       133,955,940       130,950,440
      Due from five to ten years                         121,831,843       118,812,767        92,236,888        89,443,550
                                                        ------------      ------------      ------------      ------------
                                                         304,300,656       297,965,356       226,192,828       220,393,990
                                                        ------------      ------------      ------------      ------------

FHLB stock                                                39,491,767        39,491,767        32,825,167        32,825,167
                                                        ------------      ------------      ------------      ------------
                                                        $348,791,925      $342,436,814      $264,016,006      $258,163,657
                                                        ============      ============      ============      ============


                                                                June 30, 2000                   December 31, 1999
                                                      ---------------------------------------------------------------
                                                        Amortized         Fair           Amortized           Fair
                                                           cost           value             cost             value
                                                      ---------------------------------------------------------------
                                                                 (Unaudited)
Mortgage-backed securities held to maturity:

GNMA certificates:
      Due within one year                             $     9,127      $     9,789      $        --      $        --
      Due from one to five years                               --               --           15,478           16,601
      Due from five to ten years                        9,630,608        9,354,799       10,659,910       10,390,712
      Due over ten years                                1,984,681        1,909,344        2,132,629        2,074,108
                                                      -----------      -----------      ---------        ---------
                                                       11,624,416       11,273,932       12,808,017       12,481,421
                                                      -----------      -----------      ---------        ---------
FNMA certificates:
     Due over ten years                                 9,550,191        9,857,456       10,252,615       10,643,767
                                                      -----------      -----------      ---------        ---------

FHLMC certificates:
     Due over ten years                                   175,020          165,175          188,615          179,841
                                                      -----------      -----------      ---------        ---------

                                                      $21,349,627      $21,296,563      $23,249,247      $23,305,029
                                                      ===========      ===========      ===========      ===========


Investment securities held to maturity:
Puerto Rico Government and Agencies obligations:
       Due from one to five years                     $ 1,800,000      $ 1,782,000      $ 1,280,000      $ 1,272,000
       Due from five to ten years                       3,634,009        3,597,810        4,157,630        4,131,755
                                                      -----------      -----------      ---------        ---------

                                                      $ 5,434,009      $ 5,379,810      $ 5,437,630      $ 5,403,755
                                                      ===========      ===========      ===========      ===========

                                       10

         NOTE 4  -          LOANS AND ALLOWANCE FOR LOAN LOSSES

          Loans consist of the following:

                                                 June 30,             December 31,
                                                   2000                   1999
                                             ---------------       ---------------
                                               (Unaudited)

Real estate loans:
     Residential - first mortgage            $ 1,263,227,915       $ 1,097,891,436
     Residential - second mortgage                19,451,505            13,028,816
     Land                                          3,707,818             1,952,043
     Construction                                159,564,712            95,201,185
     Commercial                                  271,190,460           226,036,358
                                             ---------------       ---------------
                                               1,717,142,410         1,434,109,838
Undisbursed portion of loans in process          (93,552,423)          (50,622,579)
Net deferred loan costs (fees)                       966,304              (436,852)
                                             ---------------       ---------------
                                               1,624,556,291         1,383,050,407
                                             ---------------       ---------------
Other loans:
     Commercial                                   54,156,801            54,230,506
     Consumer:
        Secured by deposits                       23,771,351            20,538,734
        Secured by real estate                    93,393,673            76,944,484
        Other                                     42,727,720            37,653,140
Unamortized discount                                (387,111)             (356,142)
Unearned interest                                    (55,037)              (83,722)
                                             ---------------       ---------------
                                                 213,607,397           188,927,000
                                             ---------------       ---------------

        Total loans                            1,838,163,688         1,571,977,407
     Allowance for loan losses                   (10,431,358)           (8,970,605)
                                             ---------------       ---------------
                                             $ 1,827,732,330       $ 1,563,006,802
                                             ===============       ===============


The changes in the allowance for loan losses follow:


                                                           Six months ended
                                                               June 30,
                                                    ---------------------------
                                                     2000                 1999
                                                    --------           --------
                                                             (Unaudited)
                                                       (Dollars in thousands)
Balance, beginning of period                        $  8,971           $  8,055
Provision for loan losses                              2,850              2,400
Loans charged-off                                     (1,814)            (1,997)
Recoveries                                               424                331
                                                    --------           --------
Balance, end of period                              $ 10,431           $  8,789
                                                    ========           ========


                                       11

        The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                        June 30,      December 31,
                                                           2000           1999
                                                                (Unaudited)
                                                         -------        -------
                                                          (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                $57,832        $47,413
  Residential construction                                   432            478
  Commercial real estate                                  10,448          9,005
  Commercial business                                      1,362          1,255
  Consumer unsecured                                         609            802
  Other                                                       60             61
                                                         -------        -------
    Total                                                 70,743         59,014
                                                         -------        -------

Accruing loans greater than 90 days
  delinquent:
  Residential real estate                                     --             --
  Residential construction                                    --             --
  Commercial real estate                                      --             --
  Commercial business                                        147             63
  Consumer                                                   377            274
                                                         -------        -------

    Total accruing loans greater than
      90 days delinquent                                     524            337
                                                         -------        -------

    Total non-performing loans                            71,267         59,351
                                                         -------        -------
Real estate owned, net of reserves                         6,991          5,852
Other repossessed assets                                     501            466
                                                         -------        -------
                                                           7,492         6,318
                                                         -------        -------
    Total non-performing assets                          $78,759        $65,669
                                                         -------        -------
    Total non-performing loans as a
      percentage of total loans                             3.69%          3.66%
                                                         -------        -------
    Total non-performing assets as a
      percentage of total assets                            2.41%          2.26%
                                                         -------        -------
    Allowance for loan losses as a percentage
       of total non-performing loans                       14.64%         15.11%
                                                         -------        -------
     Allowance for loan losses as a percentage
        of total loans outstanding                          0.54%          0.55%
                                                          -------        -------
     Net charge-offs to average loans
         outstanding                                        0.16%          0.25%
                                                         -------        -------


NOTE 5  -         MORTGAGE LOAN SERVICING


The changes in the servicing asset of the Company follows:

                                            For the six month period ended June 30,
                                                   2000                 1999
                                              ------------         ------------
                                                         (Unaudited)
Balance at beginning of period                $ 84,252,506         $ 58,221,052
Rights originated                                3,982,151            7,175,670
Rights purchased                                 4,366,308            4,157,063
Scheduled amortization                          (4,740,324)          (3,380,532)
                                              ------------         ------------
Balance at end of period                      $ 87,860,641         $ 66,173,253
                                              ============         ============




NOTE 6 -          DEPOSITS

Deposits are summarized as follows:

                                                   June 30,           December 31,
                                                     2000                 1999
                                                  ----------          ----------
                                                 (Unaudited)
                                                       (Dollars in Thousands)
Passbook savings                                  $  113,564          $  113,576
                                                  ----------          ----------

NOW accounts                                          38,809              38,765
Super NOW accounts                                    95,880              93,913
Regular checking accounts
   (non-interest bearing)                             56,755              54,020
Commercial checking accounts
   (non-interest bearing)                             82,513             103,575
                                                  ----------          ----------
                                                     273,957             290,273
                                                  ----------          ----------
Certificates of deposit:
     Under $100,000                                  440,642             390,315
     $100,000 and over                               689,093             531,714
                                                  ----------          ----------
                                                   1,129,735             922,029
                                                  ----------          ----------

Accrued interest payable                               6,346               4,628
                                                  ----------          ----------

                                                  $1,523,602          $1,330,506
                                                  ==========          ==========



                                       13

NOTE 7  -         COMMITMENTS AND CONTINGENCIES


Commitments to buy and sell GNMA certificates

         As of June 30, 2000, the Company had open commitments to issue GNMA certificates of approximately $108.6 million.


Commitments to sell mortgage loans

         As of June 30, 2000 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $24.6 million.


Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

         At June 30, 2000, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $651.5 million at June 30, 2000. Liability, if any, under the recourse provisions at June 30, 2000 is estimated by management to be insignificant.



NOTE 8  -         SUPLEMENTAL INCOME STATEMENT INFORMATION


         Employee costs and other administrative and general expenses are shown in the Consolidated Statements of Income net of direct loan origination costs. Direct loan origination costs are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold, or amortized as a yield adjustment to interest income on loans held for investment.

         Total employee costs and other expenses before capitalization follows:

                                                                                      (Unaudited)
                                                       Three month period ended                     Six month period ended
                                                                June 30,                                   June 30,
                                                        2000                 1999                  2000                  1999
                                                    -----------           ----------           -----------           -----------
Employee costs                                      $ 9,825,783           $9,502,574           $21,160,486           $17,835,778
                                                    -----------           ----------           -----------           -----------

Other administrative and general expenses           $11,455,002           $8,351,721           $21,952,471           $16,859,608
                                                    -----------           ----------           -----------           -----------


         Set forth below are the direct loan origination costs that were capitalized as part of the carrying cost of mortgage loan inventory or offset against mortgage loan sales and fees and interest income.

                                                                                        (Unaudited)
                                                           Three month period ended                   Six month period ended
                                                                    June 30,                                 June 30,
                                                           2000                1999                2000                 1999
                                                        ----------          ----------          ----------            ----------
Offset against mortgage loan sales and fees             $1,172,966          $3,304,678          $  672,950            $1,749,327
                                                        ----------          ----------          ----------            ----------

Offset against interest income on loans                 $  786,443          $  830,914          $1,583,981            $1,606,289
                                                        ----------          ----------          ----------            ----------
Capitalized as part of loans held for sale and
   loans held for investment                            $2,816,463            $877,219          $7,530,553            $6,050,467
                                                        ----------          ----------          ----------            ----------



Item 2:  Management's Discussion and Analysis
-------  ------------------------------------

Financial Condition

         At June 30, 2000, the Company's total assets amounted to $3.3 billion, as compared to $2.9 billion at December 31, 1999. The $358.9 million or 12.3% increase in total assets during the six month period ended June 30, 2000 was attributable to a $264.7 million or 16.9% increase in loans receivable, net, which reflects net originations following repayments and sales, and a $84.3 million or 32.6% increase in investment securities available for sale, which is the result of the purchase of $78.1 million of such securities during the period.

         The increase in the Company's assets were primarily funded by increased deposits of $193.1 million or 14.5%, increased repurchased agreements of $55.7 million or 7.6% and by a $67.0 million or 17.4% increase in FHLB advances during the six month period ended June 30, 2000.

         At June 30, 2000, the Company's stockholders' equity amounted to $282.9 million, which is an increase of $13.3 million or 4.9% from the amount reported at December 31, 1999. The primary reason for the increase was the net income earned for the period, which was partially offset by a $1.4 million increase in unrealized losses on securities available for sale, net of income tax benefits, and $5.5 million in dividends paid during the period. At June 30, 2000, the Bank's leverage and Tier 1 risk-based capital amounted to 6.16% and 10.82% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 11.53%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $10.7 million and $ 20.2 million during the three and six months period ended June 30, 2000, as compared to $11.8 million and $23.0 million during the prior comparable periods.

         Total revenues for the six month period ended June 30, 2000 amounted to $65.9 million compared to $59.1 million for the prior comparable period. The 11.4% increase was due to an increase in net interest income of $7.7 million or 30.0% during the six months ended June 30, 2000 over the prior comparable period, primarily due to a $23.6 million or 44.3% increase in interest income on loans, primarily associated with an increase in the average balance of the outstanding loan portfolio.

         The following table summarizes the anticipated maturities or repricing or R&G Financial's interest-earning assets and interest-bearing liabilities as of June 30, 2000, based on the information and assumptions set forth in the notes below.


                                               Within         Four to        More Than       More Than
                                               Three          Twelve        One Year to     Three Years     Over Five
(Dollars in Thousands)                         Months         Months        Three Years    to Five Years     Years           Total
                                           -----------    -----------      -----------      -----------   -----------    -----------
Interest-earning assets(1):

Loans receivable:
     Residential real estate loans         $    43,028    $   121,256      $   273,302      $   213,165   $   635,636    $ 1,286,387
     Construction loans                         37,054             --           28,958               --            --         66,012
     Commercial real estate loans              267,071            690            1,308              856         1,265        271,190
     Consumer loans                             35,696         35,911           51,308           24,328        12,650        159,893
     Commercial business loans                  22,092         16,975           12,553            2,474            63         54,157
Mortgage loans held for sale                    33,404         63,639               --               --            --         97,043
Mortgage-backed securities(2)(3)                81,570        231,432          272,776           45,586       129,627        760,991
Investment Securities(3)                        85,630         42,083          147,030           44,457        28,671        347,871
Other interest-earning assets(4)                34,480             --               --               --            --         34,480
                                           -----------    -----------      -----------      -----------   -----------    -----------

Total                                      $   640,025    $   511,986      $   787,235      $   330,866   $   807,912    $ 3,078,024
                                           ===========    ===========      ===========      ===========   ===========    ===========


Interest bearing liabilities:

Deposits (5)
     NOW and Super NOW accounts            $     6,979    $    18,821      $    20,689      $    16,758   $    71,442    $   134,689
     Passbook savings accounts                   2,838          8,232           20,498           16,399        65,597        113,564
     Regular and commercial checking             6,963         19,497           21,433           17,361        74,014        139,268
     Certificates of deposit                   317,683        600,585           87,179          114,685         9,603      1,129,735
FHLB advances                                  434,500         11,500            5,000               --            --        451,000
Securities sold under agreements to
   repurchase (6)                              802,052             --               --               --            --        802,052
Other borrowings(7)                            108,508         20,000           35,500               --            --        164,008
                                           -----------    -----------      -----------      -----------   -----------    -----------

Total                                        1,679,523        678,635          190,299          165,203       220,656      2,934,316
                                           -----------    -----------      -----------      -----------   -----------    -----------

Effect of hedging instruments                 (150,000)        25,000           35,000           10,000        80,000             --
                                           -----------    -----------      -----------      -----------   -----------    -----------

                                           $ 1,529,523    $   703,635      $   225,299      $   175,203   $   300,656    $ 2,934,316
                                           ===========    ===========      ===========      ===========   ===========    ===========


Excess (deficiency) of interest-earning
assets over interest-bearing liabilities   ($  889,498)   ($  191,649)     $   561,936      $   155,663   $   507,256
                                           -----------    -----------      -----------      -----------   -----------

Cummulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities               ($  889,498)   ($1,081,147)     ($  519,211)     ($  363,548)  $   143,708
                                           -----------    -----------      -----------      -----------   -----------

Cummulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                  (27.2)%        (33.1)%          (15.9)%          (11.1)%         4.4%
                                           -----------    -----------      -----------      -----------   -----------

                                                   (footnotes on following page)

----------------------

(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather that in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(2)  Reflects estimated prepayments in the current interest rate environment.

(3) Includes securities held for trading, available for sale and held to maturity.

(4) Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold.

(5)  Does not include non-interest-bearing deposit accounts.

(6)  Includes federal funds purchased.

(7)  Comprised of warehousing lines, notes payable and other borrowings.


----------------------


         The following table presents for the periods indicated R&G Financial's total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average of month-end balances for R&G Mortgage and average daily balances for the Bank in each case during the periods presented.

                                                                            For the three month period ended June 30,
                                                                     2000                                      1999
                                                 -----------------------------------------------------------------------------------
                                                   Average                          Yield /     Average                      Yield /
       (Dollars in Thousands)                      Balance       Interest           Rate        Balance       Interest        Rate
                                                 -----------------------------------------------------------------------------------
Interest-Earning Assets:
Cash and cash equivalents(1)                     $   15,303     $      255          6.67%     $    9,425     $      150       6.37%
Investment securities available for sale            292,883          5,160          7.05          85,180          1,236       5.80
Investment securities held to maturity                5,435             80          5.81           6,340             86       5.36
Mortgage-backed securities held for trading          20,043            285          5.69          24,978            266       4.26
Mortgage-backed securities available for sale       699,111         10,990          6.29         516,195          6,949       5.38
Mortgage-backed securities held to maturity          21,747            324          5.96          28,761            393       5.47
Loans receivable, net (2)                         1,862,564         40,049          8.60       1,351,748         27,152       8.03
FHLB of New York Stock                               38,282            568          5.95          12,221            205       6.71
                                                 ---------------------------------------------------------------------------------

Total interest-earning assets                     2,955,368     $   57,711          7.81%      2,034,848     $   36,437       7.16%
                                                 ---------------------------------------------------------------------------------

Non-interest-earning assets                         241,102                                      171,148
                                                 ---------------------------------------------------------------------------------

Total assets                                     $3,196,470                                   $2,205,996
                                                 =================================================================================

Interest-Bearing Liabilities:

Deposits                                         $1,468,826     $   19,031          5.18%     $1,117,210     $   12,699       4.55%
Securities sold under agreements to
   repurchase (3)                                   756,593         11,714          6.19         427,488         5,598       5.24
Notes payable                                       150,764          2,899          7.69         195,120         3,254       6.67
Other borrowings(4)                                 451,430          7,334          6.50         193,135         2,358       4.88
                                                 ---------------------------------------------------------------------------------

Total interest-bearing liabilities                2,827,613     $   40,978          5.80%      1,932,953     $   23,909      4.95%
                                                 ---------------------------------------------------------------------------------

Non-interest-bearing liabilities                     88,946                                       39,098
                                                 ---------------------------------------------------------------------------------

Total liabilites                                  2,916,559                                    1,972,051
                                                 ---------------------------------------------------------------------------------

Stockholders' equity                                279,911                                      233,945
                                                 ---------------------------------------------------------------------------------

Total liabilities and stockholders' equity       $3,196,470                                   $2,205,996
                                                 =================================================================================
Net interest income; interest rate spread (5)                   $   16,733          2.01%                    $   12,528       2.21%
                                                                ------------------------                     ---------------------
Net interest margin                                                                 2.26%                                     2.46%
                                                                                  ------                                    ------
Average interest-earning ass
   interest-bearing liabilities                                                   104.52%                                   105.27%
                                                                                  ------                                    ------



                                                          (footnotes on page 21)

                                                                            For the six month period ended June 30,
                                                                     2000                                      1999
                                                 -----------------------------------------------------------------------------------
                                                   Average                          Yield /     Average                     Yield /
       (Dollars in Thousands)                      Balance       Interest           Rate        Balance       Interest       Rate
                                                 -----------------------------------------------------------------------------------
Interest-Earning Assets:
Cash and cash equivalents (1)                    $   14,031     $      441          6.29%      $   19,779     $      510      5.16%
Investment securities available for sale            273,231          9,534          6.98           66,704          1,879      5.63
Investment securities held to maturity                5,436            158          5.81            6,838            191      5.56
Mortgage-backed securities held for trading          22,203            663          5.97           21,139            542      5.13
Mortgage-backed securities available for sale       696,785         21,615          6.20          501,582         14,267      5.69
Mortgage-backed securities held to maturity          22,282            668          6.00           27,688            834      6.02
Loans receivable, net (2)                         1,789,021         76,778          8.58        1,277,633         53,206      8.33
FHLB of New York Stock                               36,086          1,137          6.30           11,815            393      6.65
                                                 -----------------------------------------------------------------------------------

Total interest-earning assets                     2,859,075     $  110,994          7.76%       1,933,178     $   71,822      7.43%
                                                 -----------------------------------------------------------------------------------
Non-interest-earning assets                         242,569                                       219,080
                                                 -----------------------------------------------------------------------------------

Total assets                                     $3,101,644                                    $2,152,258
                                                 ===================================================================================

Interest-Bearing Liabilities:
Deposits                                         $1,422,537     $   36,057          5.07%      $1,837,410     $   24,159      4.51%
Securities sold under agreements to
   repurchase (3)                                   724,384         22,249          6.14          393,587         10,972      5.58
Notes payable                                       183,184          6,264          6.84          210,648          6,983      6.63
Other borrowings(4)                                 420,733         12,931          6.15          162,626          3,946      4.85
                                                 -----------------------------------------------------------------------------------
Total interest-bearing liabilities                2,750,838     $   77,501          5.63%       1,837,410     $   46,060      5.01%
                                                 -----------------------------------------------------------------------------------

Non-interest-bearing liabilities                     74,354                                        85,164
                                                 -----------------------------------------------------------------------------------

Total liabilites                                  2,825,192                                     1,922,574
                                                 -----------------------------------------------------------------------------------

Stockholders' equity                                276,452                                       229,684
                                                 -----------------------------------------------------------------------------------

Total liabilities and stockholders' equity       $3,101,644                                    $2,152,258
                                                 ===================================================================================

Net interest income; interest rate spread (5)                   $   33,493          2.13%                     $   25,762      2.42%
                                                                ------------------------                      ----------------------
Net interest margin                                                                 2.34%                                     2.67%
                                                                                  ------                                    ------
Average interest-earning assets to average
   interest-bearing liabilities                                                   103.93%                                   105.21%
                                                                                  ------                                    ------



                                                   (footnotes on following page)

----------------------

(1) Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and federal funds sold.

(2)  Includes mortgage loans held for sale and non-accrual loans.

(3)  Includes federal funds purchased.

(4) Comprised of long-term debt, advances from the FHLB of New York and other borrowings.

(5) Interest rate spread represents the difference between R&G Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

----------------------

         Contributing to the 11.4% increase in revenues during the six month period ended June 30, 2000 was a $2.6 million or 21.1% increase in loan administration and servicing fees due to an increase in the Company's loan servicing portfolio. These increases in revenues were partially offset by a $3.0 million or 15.1% decrease in net gain on origination and sale of loans, which reflects increases in interest rates for mortgage loans, which have reduced the level of loans being refinanced.

         The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.


                                                   At or for the six months ended
                                                               June 30,
                                                  -------------------------------
                                                      2000               1999
                                                  -------------------------------
                                                     (Dollars in Thousands)
Activity in the Servicing Portfolio:
  Beginning servicing portfolio                   $ 6,177,511      $ 4,827,798
  Add: Loan originations and purchases                671,287          812,927
         Servicing of portfolio loans acquired          1,779              179
  Less: Sale of servicing rights(1)                  (128,095)        (    --)
         Run-offs(2)                                 (317,588)        (392,285)
                                                  -----------      -----------
  Ending servicing portfolio(3)                   $ 6,404,894      $ 5,248,619
                                                  ===========      ===========
  Number of loans serviced                            109,015           99,555
  Average loan size                               $        59      $        53
  Average servicing fee rate                            0.485%           0.528%


--------------------

(1) Includes loans sold, servicing released, by Continental Capital totaling $87.0 million.

(2) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3) At the dates shown, included $1.3 billion and $1.1 billion of loans serviced for the Bank, respectively, which constituted 19.8% and 17.3% of the total servicing portfolio, respectively.

         Total revenues for the quarter ended June 30, 2000 amounted to $34.0 million, a $4.6 million or 15.6% increase over the comparable quarter in 1999. The increase in total revenues during the 2000 quarter was primarily attributable to a $4.2 million or 33.6% increase in net interest income, and a $760,000 or 11.5% increase in loan administration and servicing fees.

         Total expenses increased by $9.5 million or 31.3% during the six months ended June 30, 2000 over the prior comparable period. The six month period ended June 30, 2000 includes expenses associated with the operations of Continental Capital, the Company's mortgage banking subsidiary in Long Island, New York, acquired in late 1999, which was a significant reason for the increase in expenses during the quarter. Excluding expenses associated with Continental Capital, expenses during the period increased by $5.2 million or 17.0%, due primarily to a $854,000 or 8.34% increase in employee compensation and benefits associated with employees hired for new branch openings and the Company's commercial loan department expansion, in both instances after June of last year. The increase in employee expenses was accompanied by a $3.1 million or 20.6% increase in other miscellaneous expenses, mainly as a result of a $1.4 million increase in amortization expenses of the Company's servicing asset. Finally, occupancy expenses increased by $1.2 million or 23.7%, related to the operation of six additional branches completed during the latter part of 1999 and an additional branch completed in early 2000.

         Total expenses increased by $4.3 million or 27.5% during the three month period ended June 30, 2000, including expenses associated with Continental Capital. Total expenses for the quarter ended June 30, 2000, excluding Continental Capital operations, increased by $2.3 million or 14.8% as compared to the prior comparable period. The increase was due to a $472,000 or 17.4% increase in occupancy expenses, and a $2.3 million or 30.8% increase in other miscellaneous expenses offset by a $439,000 or 8.0% decrease in employee compensation and benefits, notwithstanding the hiring of new employees for new branch openings and expansion of the Company's commercial loan department after June 1999 as a result of the Company's ongoing cost reduction efforts.

         Total income tax expense increased by $1.4 million or 69.0%, and $13,000 or .21% during the three and six month period ended June 30, 2000, respectively over the prior comparable periods. The Company's effective tax rate amounted to 24.6% and 22.2%, respectively, during the three and six months periods ended June 30, 2000 compared to 18.5% and 21.8% in the 1999 comparable periods (excluding a $500,000 tax credit recorded in the second quarter of 1999 related to the purchase of certain investment tax credits). The increase in the Company's effective tax rate during the quarter ended June 30, 2000 is primarily related to increases in the Company's non-exempt interest income as a result of growth of the Company's loans receivable portfolio.


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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2000, the Company had $288.4 million in borrowing capacity under warehousing and other lines of credit, $748.9 million in borrowings capacity under a line of credit with the FHLB of New York and $25 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At June 30, 2000, the Company had outstanding commitments to extend credit totaling $36.1 million (excluding the undisbursed portion of loans in process). Certificates of deposit which are scheduled to mature within one year totaled $904.1 million at June 30, 2000, and borrowings that are scheduled to mature within the same period amounted to $1.4 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2000, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.16%, 10.82% and 11.53%, respectively.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------


         Quantitative and qualitative disclosures about market risks at December 31, 1999 are presented in Item 7A of the Company's Annual report on Form 10-K. Information at June 30, 2000 is presented on page 17 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 1999.


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

                  Not applicable

Item 3:  Defaults Upon Senior Securities

                  Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

         The  Company's  Annual  Meeting of  Stockholders  was held on April 26,
         2000.

1. With respect to the election of four directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2003 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:


Ileana M. Colon -Carlo        Class A-For 18,440,556       Withheld 0                Against 0
                              Class B-For 312,593          Withheld 60,680           Against 0

Roberto Gorbea                Class A-For 18,440,556       Withheld 0                Against 0
                              Class B-For 312,593          Withheld 60,680           Against 0

Laureano Carus-Abarca         Class A-For 18,440,556       Withheld 0                Against 0
                              Class B-For 312,593          Withheld 60,680           Against 0

Gilberto Rivera-Arreaga       Class A-For 18,440,556       Withheld 0                Against 0
                              Class B-For 312,593          Withheld 60,680           Against 0


2. With respect to the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000, the following are the number of shares voted:



              Class A-For 18,440,556        Withheld     0        Against      0
              Class B-For 373,273           Withheld     0        Against      0


Item 5:  Other Information

                  Not applicable.

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

                                        R&G FINANCIAL CORPORATION


Date: August 10, 2000                   By:/S/ VICTOR J. GALAN
                                           -------------------
                                                 Victor J. Galan, Chairman
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)


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