Form 10-Q
period 2000-09-30
R&G FINANCIAL CORP
filed 2000-11-14
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
    EXCHANGE  ACT OF  1934  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               YES [ X ]   NO    [  ]


Number of shares of Class B Common Stock  outstanding  as of September 30, 2000:
10,225,696 (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX



Part I  -  Financial Information
                                                                            Page

Item 1.  Consolidated Financial Statements ................................   3

             Consolidated Statements of Financial Condition as of
                  September 30, 2000 (Unaudited) and December 31, 1999.....   3

             Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 2000 and 1999 (Unaudited)......  4

             Consolidated Statements of Comprehensive Income for the Three and
                 Nine Months Ended September 30, 2000 and 1999 (Unaudited)..  5

             Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and 1999 (Unaudited) ............  6

             Notes to Unaudited Consolidated Financial Statements ..........  7


Item 2...Management's Discussion and Analysis      ......................... 16

Item 3...Quantitative and Qualitative Disclosures about Market Risk......... 24

Part II  - Other Information

Item 1.  Legal Proceedings ................................................. 24

Item 2.  Changes in Securities ............................................. 25

Item 3.  Defaults upon Senior Securities ................................... 25

Item 4.  Submission of Matters ............................................. 25

Item 5.  Other Information ................................................. 25

Item 6.  Exhibits and Reports on Form 8-K .................................. 25

             Signatures .................................................... 25

                          PART 1-FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
-------  ---------------------------------
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      September 30,         December 31,
                                                                                          2000                  1999
                                                                                    ---------------      ---------------
                                                                                       (Unaudited)
ASSETS
Cash and due from banks                                                             $    27,410,145      $    42,251,508
Money market investments:
    Securities purchased under agreements to resell                                       6,163,202                   --
    Time deposits with other banks                                                       12,921,175           23,744,037
    Federal funds sold                                                                           --                   --
Mortgage loans held for sale, at lower of cost or market                                115,143,830           77,277,133
Mortgage-backed securities held for trading, at fair value                               11,901,000           43,563,817
Mortgage-backed securities available for sale, at fair value                            940,887,129          712,705,165
Mortgage-backed securities held to maturity, at amortized cost
(estimated market value: 2000 - $20,350,936; 1999 - $23,305,029)                         20,500,804           23,249,247
Investment securities available for sale, at fair value                                 375,847,059          258,163,657
Investment securities held to maturity, at amortized cost
(estimated market value: 2000- $ 5,391,549; 1999- $5,403,755)                             5,432,199            5,437,630
Loans receivable, net                                                                 1,713,641,021        1,563,006,802
Accounts receivable, including advances to investors, net                                17,253,643           16,230,457
Accrued interest receivable                                                              27,257,950           22,386,746
Servicing asset                                                                          90,389,387           84,252,506
Premises and equipment                                                                   18,657,213           19,459,353
Other assets                                                                             25,616,169           20,264,778
                                                                                    ---------------      ---------------
                                                                                    $ 3,409,021,926      $ 2,911,992,836
                                                                                    ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                       $ 1,582,358,244      $ 1,330,506,368
     Fed funds purchased                                                                 10,000,000           15,000,000
     Securities sold under agreements to repurchase                                     838,201,620          731,341,340
     Notes payable                                                                      161,533,053          132,707,001
     Advances from FHLB                                                                 454,250,000          384,000,000
     Other borrowings                                                                     9,133,795            9,842,894
     Accounts payable and accrued liabilities                                            53,397,520           33,917,329
     Other liabilities                                                                    6,380,079            5,142,627
                                                                                    ---------------      ---------------
                                                                                      3,115,254,311        2,642,457,559
                                                                                    ---------------      ---------------

Stockholders'equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
         7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding                            50,000,000           50,000,000
         7.75% Monthly Income Preferred Stock, Series B, $25 liquidation value,
          1,000,000 shares authorized, issued and outstanding                            25,000,000           25,000,000

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
           issued  and outstanding                                                          184,406              184,406
          Class B - $.01 par value, 30,000,000 shares authorized, 10,225,696
           issued  and outstanding in 2000 (1999-10,217,731)                                102,257              102,177
     Additional paid-in capital                                                          40,793,970           40,753,856
     Retained earnings                                                                  179,330,375          156,193,131
     Capital reserves of the Bank                                                         5,095,658            5,095,658
     Accumulated other comprehensive loss                                                (6,739,051)          (7,793,951)
                                                                                    ---------------      ---------------
                                                                                        293,767,615          269,535,277
                                                                                    ---------------      ---------------
                                                                                    $ 3,409,021,926      $ 2,911,992,836
                                                                                    ===============      ===============



The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three month                   Nine month
                                                                             period ended                  period ended
                                                                             September 30,                 September 30,
                                                                     -----------------------         ------------------------
                                                                       2000            1999           2000              1999
                                                                     -------         -------         --------         -------
                                                                            (Unaudited)                      (Unaudited)
                                                                             (Dollars in thousands except for per share data)
Interest income:
     Loans                                                           $42,337         $31,659         $119,115         $84,865
     Money market and other investments                                6,676           3,006           17,946           5,979
     Mortgage-backed securities                                       11,888           9,281           34,834          24,924
                                                                     -------         -------         --------         -------
          Total interest income                                       60,901          43,946          171,895         115,768
                                                                     -------         -------         --------         -------
Interest expense:
      Deposits                                                        21,439          14,114           57,496          38,273
      Securities sold under agreements to repurchase                  13,348           7,493           35,597          18,465
      Notes payable                                                    2,708           3,361            8,972          10,344
      Other                                                            7,528           3,174           20,459           7,120
                                                                     -------         -------         --------         -------
          Total interest expense                                      45,023          28,142          122,524          74,202
                                                                     -------         -------         --------         -------
Net interest income                                                   15,878          15,804           49,371          41,566
Provision for loan losses                                             (1,500)         (1,000)          (4,350)         (3,400)
                                                                     -------         -------         --------         -------
Net interest income after provision for loan losses                   14,378          14,804           45,021          38,166
                                                                     -------         -------         --------         -------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                      11,407           8,674           28,220          28,475
     Loan administration and servicing fees                            7,730           6,535           22,720          18,914
     Service charges, fees and other                                   1,784           1,434            5,209           5,009
                                                                     -------         -------         --------         -------
                                                                      20,921          16,643           56,149          52,398
                                                                     -------         -------         --------         -------
          Total revenues                                              35,299          31,447          101,170          90,564
                                                                     -------         -------         --------         -------
Operating expenses:
     Employee compensation and benefits                                6,748           6,182           19,952          16,414
     Office occupancy and equipment                                    3,375           2,887            9,952           7,994
     Other administrative and general                                 10,260           8,472           30,381          23,529
                                                                     -------         -------         --------         -------
                                                                      20,383          17,541           60,285          47,937
                                                                     -------         -------         --------         -------
Income before income taxes                                            14,916          13,906           40,885          42,627
                                                                     -------         -------         --------         -------
Income tax expense:
     Current                                                           2,712           1,484           10,057           4,881
     Deferred                                                            842           2,305             (729)          4,669
                                                                     -------         -------         --------         -------
                                                                       3,554           3,789            9,328           9,550
                                                                     -------         -------         --------         -------
          Net income                                                 $11,362         $10,117          $31,557         $33,077
                                                                     =======         =======          =======         =======
Earnings per common share - Basic                                      $0.35           $0.32            $0.95           $1.06
                                                                      ------          ------           ------          -----
                          - Diluted                                    $0.34           $0.31            $0.93           $1.03
                                                                      ------          ------           ------          -----
Weighted average number of shares outstanding - Basic             28,663,526      28,639,528       28,660,813      28,623,892
                                              - Diluted           29,314,874      29,342,647       29,314,830      29,342,647


The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               Three month period ended     Nine month period ended
                                                                                      September 30,               September 30,
                                                                               -------------------------    -----------------------
                                                                                  2000           1999         2000          1999
                                                                                --------      --------      --------      --------
                                                                                      (Unaudited)                (Unaudited)
                                                                                               (Dollars in thousands)
Net income                                                                      $ 11,362      $ 10,117      $ 31,557      $ 33,077
                                                                                --------      --------      --------      --------
Other comprehensive income, before tax:

Unrealized gains (losses) on securities:

    Arising during period                                                         3,784        (1,159)        1,400        (5,351)
     Less:       Reclassification adjustments for losses included
                 in net income                                                       176           218           329           800
                                                                                --------      --------      --------      --------
                                                                                   3,960          (941)        1,729        (4,551)

Income tax (expense) benefit related to items of other comprehensive income       (1,544)          367          (674)        1,775
                                                                                --------      --------      --------      --------

Other comprehensive income (loss), net of tax                                      2,416          (574)        1,055        (2,776)
                                                                                --------      --------      --------      --------

Comprehensive income, net of tax                                                $ 13,778      $  9,543      $ 32,612      $ 30,301
                                                                                ========      ========      ========      ========


The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine month period ended
                                                                                                       September 30,
                                                                                                -------------------------
                                                                                                    2000          1999
                                                                                                 ---------      ---------
                                                                                                       (unaudited)
Cash flows from operating activities:                                                             (Dollars in thousands)
     Net income                                                                                  $  31,557      $  33,077
                                                                                                 ---------      ---------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                             3,792          2,803
           Amortization of premium on investments and mortgage-backed securities, net                  203            188
           Amortization of servicing rights                                                          7,196          5,158
           Provision for loan losses                                                                 4,350          3,400
           Provision for bad debts in accounts receivable                                              370            275
           Gain on sales of  loans                                                                    (125)        (7,472)
           Loss on sales of mortgage-backed and investment securities available for sale               328            800
           Unrealized (profit) loss on trading securities                                               (6)            17
           (Increase) decrease  in mortgage loans held for sale                                   (131,897)        45,526
           Net decrease (increase) in mortgage-backed  securities held for trading                  31,669        (34,258)
           Increase in receivables                                                                  (6,264)       (12,430)
           Increase in other assets                                                                 (6,051)        (6,633)
           Increase (decrease) in notes payable and other borrowings                                33,117        (41,119)
           Increase in accounts payable and accrued liabilities                                     18,806          7,764
           Increase in other liabilities                                                             1,237          6,362
                                                                                                 ---------      ---------
               Total adjustments                                                                   (43,275)       (29,619)
                                                                                                 ---------      ---------
               Net cash (used in) provided by  operating activities                                (11,718)         3,458
                                                                                                 ---------      ---------
Cash flows from investing activities:
      Purchases of investment securities                                                          (107,865)      (198,291)
      Proceeds from sales and maturities of securities available for sale                           68,034        139,211
      Proceeds from maturities of securities held to maturity                                           --            409
      Proceeds from sales of loans                                                                  26,469        120,975
      Net originations of loans                                                                   (382,147)      (665,053)
      Purchases of  FHLB stock, net                                                                 (7,235)       (11,619)
      Acquisition of premises and equipment                                                         (2,290)        (6,577)
      Acquisition of servicing rights                                                              (13,332)       (18,357)
                                                                                                 ---------      ---------
               Net cash used by investing activities                                              (418,366)      (639,302)
                                                                                                 ---------      ---------
Cash flows from financing activities:
     Increase in deposits - net                                                                    251,852        259,827
     (Decrease) increase in federal funds purchased                                                 (5,000)        10,000
     Increase in securities sold under agreements to repurchase - net                              106,860        201,461
     Advances from FHLB, net                                                                        70,250        152,500
     Payments on term notes                                                                         (5,000)       (10,000)
     Proceeds from issuance of common stock                                                             40            289
     Cash dividends:
          Common stock                                                                              (4,192)        (3,069)
          Preferred stock                                                                           (4,228)        (2,775)
                                                                                                 ---------      ---------
               Net cash provided by financing activities                                           410,582        608,233
                                                                                                 ---------      ---------
Net decrease in cash and cash equivalents                                                          (19,502)       (27,611)
Cash and cash equivalents at  beginning of  period                                                  65,996        103,728
                                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                                       $  46,494      $  76,117
                                                                                                 =========      =========

Cash and cash equivalents include:
     Cash and due from banks                                                                     $  27,410      $  38,024
     Securities purchased under agreements to resell                                                 6,163         12,600
     Time deposits with other banks                                                                 12,921         25,493
     Federal funds sold                                                                                 --             --
                                                                                                 ---------      ---------
                                                                                                 $  46,494      $  76,117
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

         The Company, currently in its 28th year of operations, operates R&G Mortgage, which is engaged primarily in the business of originating FHA-insured, VA- guaranteed, and privately insured first and second mortgage loans on residential real estate. R&G Mortgage pools loans into mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a seller-servicer of conventional loans. R&G Mortgage is licensed by the Secretary of the Treasury of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

         R&G Mortgage is also engaged in the business of originating non-conforming conventional first mortgage loans on residential real estate (1 to 4 families), including B and C credit quality loans, through its wholly-owned subsidiary, Champion Mortgage Corporation.

         The Company also operates the Bank, which provides a full range of banking services, including residential, commercial and personal loans and a diversified range of deposit products through twenty-three branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

         The Bank also is engaged in the business of originating FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the State of New York through its wholly-owned subsidiary, Continental Capital Corporation ("Continental Capital").

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 2000 and the results of operations and changes in its cash flows for the three and nine months ended September 30, 2000 and 1999.

         The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999.

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

         These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be designated and accounted as a hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

         The Company is required to adopt SFAS No. 133 effective January 1, 2001. As of September 30, 2000, the Company's derivative instruments consist of interest rate swap agreements with aggregate notional amounts of $140 million which are tied to specifically indentified liabilities which will qualify as cash flow hedges under the provisions of SFAS No. 133, and certain caps purchased during the third quarter of 2000, with aggregate notional amounts of $200 million. Due to the relatively limited extent to which the Company is using derivative instruments and the simple nature of the instruments used, management, based on presently available information, does not expect the impact of adoption to be significant.

NOTE 2  -         EARNINGS PER SHARE

         Basic earnings per common share for the three and nine month periods ended September 30, 2000 and 1999 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation.


NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.


                                                               September 30,           December 31,
                                                                   2000                   1999
                                                                -----------            -----------
                                                                (Unaudited)
Mortgage-backed securities held for trading:

     GNMA certificates                                          $11,901,000            $43,563,817
                                                                ===========            ===========

                                                             September 30, 2000                December 31, 1999
                                                        -----------------------------    ------------------------------
                                                        Amortized            Fair         Amortized           Fair
                                                          cost               value           cost             value
                                                       ------------     ------------     ------------     ------------
                                                               (Unaudited)
Mortgage-backed securities available for sale:

CMO residuals and other mortgage-backed securities     $ 22,187,166     $ 24,007,674     $ 20,709,050     $ 22,772,039
                                                       ------------     ------------     ------------     ------------


FNMA certificates:
     Due from five to ten years                             649,319          636,942          740,977          718,979
     Due over ten years                                 101,854,526      101,437,977      110,854,889      109,705,450
                                                       ------------     ------------     ------------     ------------
                                                        102,503,845      102,074,919      111,595,866      110,424,429
                                                       ------------     ------------     ------------     ------------
FHLMC certificates:
     Due from one to five years                             157,810          156,123           98,693           98,882
     Due from five to ten years                           1,641,586        1,611,460        1,891,072        1,840,979
     Due over ten years                                 216,631,765      216,317,654       14,586,274       14,036,216
                                                       ------------     ------------     ------------     ------------
                                                        218,431,161      218,085,237       16,576,039       15,976,077
                                                       ------------     ------------     ------------     ------------
GNMA certificates:
      Due from one to five years                             25,587           25,440               --               --
      Due from five to ten years                         11,032,910       10,969,570               --               --
      Due over ten years                                594,444,560      585,724,289      570,748,830      563,532,620
                                                       ------------     ------------     ------------     ------------
                                                        605,503,057      596,719,299      570,748,830      563,532,620
                                                       ------------     ------------     ------------     ------------

                                                       $948,625,229     $940,887,129     $719,629,785     $712,705,165
                                                       ============     ============     ============     ============

Investment securities available for sale:

U.S.  Treasury securities:
     Due within one year                               $  5,000,000     $  5,000,000     $  4,998,011     $  4,944,500
                                                       ------------     ------------     ------------     ------------

U.S. Government and Agencies securities:
      Due within one year                                 6,000,000        5,888,500               --               --
      Due from one to five years                        207,257,125      205,756,509      133,955,940      130,950,440
      Due from five to ten years                        120,839,492      119,142,083       92,236,888       89,443,550
                                                       ------------     ------------     ------------     ------------
                                                        334,096,617      330,787,092      226,192,828      220,393,990
                                                       ------------     ------------     ------------     ------------

FHLB stock                                               40,059,967       40,059,967       32,825,167       32,825,167
                                                       ------------     ------------     ------------     ------------
                                                       $379,156,584     $375,847,059     $264,016,006     $258,163,657
                                                       ============     ============     ============     ============

                                                          September 30, 2000                         December 31, 1999
                                                    ---------------------------------         -------------------------------
                                                    Amortized                Fair              Amortized              Fair
                                                       cost                  value               cost                 value
                                                    -----------           -----------         -----------         -----------
                                                               (Unaudited)
Mortgage-backed securities held to maturity:
GNMA certificates:
      Due within one year                                 $5,825                $6,247                 $ -                 $ -
      Due from one to five years                               -                     -              15,478              16,601
      Due from five to ten years                       9,237,668             8,967,766          10,659,910          10,390,712
      Due over ten years                               1,867,575             1,787,452           2,132,629           2,074,108
                                                    -----------           -----------         -----------         -----------
                                                      11,111,068            10,761,465          12,808,017          12,481,421
                                                    -----------           -----------         -----------         -----------
FNMA certificates:
     Due over ten years                                9,222,026             9,427,930          10,252,615          10,643,767
                                                    -----------           -----------         -----------         -----------
FHLMC certificates:
     Due over ten years                                  167,710               161,541             188,615             179,841
                                                    -----------           -----------         -----------         -----------
                                                     $20,500,804           $20,350,936         $23,249,247         $23,305,029
                                                     ===========           ===========         ===========         ===========
 Investment securities held to maturity:
Puerto Rico Government and Agencies obligations:
       Due from one to five years                     $1,800,000            $1,786,500          $1,280,000          $1,272,000
       Due from five to ten years                      3,632,199             3,605,049           4,157,630           4,131,755
                                                      ----------            ----------          ----------          ----------
                                                      $5,432,199            $5,391,549          $5,437,630          $5,403,755
                                                      ==========            ==========          ==========          ==========

         NOTE 4  -          LOANS AND ALLOWANCE FOR LOAN LOSSES

          Loans consist of the following:

                                            September 30,          December 31,
                                                2000                  1999
                                            ---------------      ---------------
                                             Unaudited)
Real estate loans:
     Residential - first mortgage           $ 1,130,951,987      $ 1,097,891,436
     Residential - second mortgage               21,672,953           13,028,816
     Land                                         4,606,068            1,952,043
     Construction                               161,389,554           95,201,185
     Commercial                                 275,445,496          226,036,358
                                            ---------------      ---------------
                                              1,594,066,058        1,434,109,838
Undisbursed portion of loans in process         (91,210,756)         (50,622,579)
Net deferred loan costs (fees)                    1,629,635             (436,852)
                                            ---------------      ---------------
                                              1,504,484,937        1,383,050,407
                                            ---------------      ---------------
Other loans:
     Commercial                                  55,014,864           54,230,506
     Consumer:
        Secured by deposits                      23,268,977           20,538,734
        Secured by real estate                   97,818,366           76,944,484
        Other                                    44,558,041           37,653,140
Unamortized discount                               (374,533)            (356,142)
Unearned interest                                   (72,583)             (83,722)
                                            ---------------      ---------------
                                                220,213,132          188,927,000
                                            ---------------      ---------------

        Total loans                           1,724,698,069        1,571,977,407
     Allowance for loan losses                  (11,057,048)          (8,970,605)
                                            ---------------      ---------------
                                            $ 1,713,641,021      $ 1,563,006,802
                                            ===============      ===============




The changes in the allowance for loan losses follow:

                                                          Nine months ended
                                                            September 30,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
                                                            (Unaudited)
                                                        (Dollars in thousands)
Balance, beginning of period                        $  8,971           $  8,055
Provision for loan losses                              4,350              3,400
Loans charged-off                                     (2,924)            (3,039)
Recoveries                                               660                594
                                                    --------           --------
Balance, end of period                              $ 11,057           $  9,010
                                                    ========           ========

        The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                                   September 30,       December 31,
                                                                        2000               1999
                                                                      -------             -------
                                                                              (Unaudited)
                                                                        (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                             $69,632             $47,413
  Residential construction                                                529                 478
  Commercial real estate                                               10,752               9,005
  Commercial business                                                   1,156               1,255
  Consumer unsecured                                                      843                 802
  Other                                                                    60                  61
                                                                      -------             -------
    Total                                                              82,972              59,014
                                                                      -------             -------
Accruing loans greater than 90 days
  delinquent:
  Residential real estate                                                  --                  --
  Residential construction                                                 --                  --
  Commercial real estate                                                   --                  --
  Commercial business                                                     314                  63
  Consumer                                                                236                 274
                                                                      -------             -------
    Total accruing loans greater than
      90 days delinquent                                                  550                 337
                                                                      -------             -------
    Total non-performing loans                                         83,522              59,351
                                                                      -------             -------
Real estate owned, net of reserves                                      7,753               5,852
Other repossessed assets                                                  572                 466
                                                                      -------             -------
                                                                        8,325               6,318
                                                                      -------             -------
    Total non-performing assets                                       $91,847             $65,669
                                                                      -------             -------
    Total non-performing loans as a
      percentage of total loans                                         4.60%               3.66%
                                                                      -------             -------
    Total non-performing assets as a
      percentage of total assets                                        2.69%               2.26%
                                                                       -------             -------
   Allowance for loan losses as a percentage
       of total non-performing loans                                   13.24%              15.11%
                                                                      -------             -------
     Allowance for loan losses as a percentage
        of total loans outstanding                                      0.61%               0.55%
                                                                      -------             -------
Net charge-offs tgo average loans
         outstanding                                                    0.16%               0.25%
                                                                      -------             -------

NOTE 5  -         MORTGAGE LOAN SERVICING


The changes in the servicing asset of the Company follows:


                                                    For the nine month period ended September 30,
                                                            2000                         1999
                                                       -----------                  -----------
                                                                      (Unaudited)
Balance at beginning of period                         $84,252,506                  $58,221,052

Rights originated                                        8,312,646                   11,698,042
Rights purchased                                         5,019,821                    6,658,717
Scheduled amortization                                  (7,195,586)                  (5,158,357)
                                                       -----------                  -----------

Balance at end of period                               $90,389,387                  $71,419,454
                                                       ===========                  ===========

         The portion of the Company's mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

NOTE 6 -          DEPOSITS

Deposits are summarized as follows:


                                                 September 30,         December 31,
                                                      2000                 1999
                                                   ----------         ----------
                                                   (Unaudited)
                                                        (Dollars in Thousands)
Passbook savings                                   $  113,560         $  113,576
                                                   ----------         ----------

NOW accounts                                           38,894             38,765
Super NOW accounts                                     94,765             93,913
Regular checking accounts
   (non-interest bearing)                              60,260             54,020
Commercial checking accounts
   (non-interest bearing)                              73,149            103,575
                                                   ----------         ----------
                                                      267,068            290,273
                                                   ----------         ----------

Certificates of deposit:
     Under $100,000                                   465,198            390,315
     $100,000 and over                                729,127            531,714
                                                   ----------         ----------
                                                    1,194,325            922,029
                                                   ----------         ----------
Accrued interest payable                                7,405              4,628
                                                   ----------         ----------

                                                   $1,582,358         $1,330,506
                                                   ==========         ==========


NOTE 7  -         COMMITMENTS AND CONTINGENCIES


Commitments to buy and sell GNMA certificates

         As of September 30, 2000, the Company had open commitments to issue GNMA certificates of approximately $124.5 million.


Commitments to sell mortgage loans

         As of September 30, 2000 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $14.4 million.


Lease commitments

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.


Other

         At September 30, 2000, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $630.1 million at September 30, 2000. Liability, if any, under the recourse provisions at September 30, 2000 is estimated by management to be insignificant.


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

         Total employee costs and other expenses before capitalization follows:


                                                                                      (Unaudited)
                                                         Three month period ended                    Nine month period ended
                                                               September 30,                               September 30,
                                                         2000                 1999                  2000                   1999
                                                     -----------          -----------           -----------            -----------
Employee costs                                       $10,335,570          $10,282,044           $31,496,056            $28,117,822
                                                     -----------          -----------           -----------            -----------
Other administrative and general expenses            $11,337,002           $9,453,187           $33,289,473            $26,312,795
                                                     -----------          -----------           -----------            -----------



         Set forth below are the direct loan origination costs that were capitalized as part of the carrying cost of mortgage loan inventory or offset against mortgage loan sales and fees and interest income.


                                                    Three month period ended         Nine month period ended
                                                          September 30,                    September 30,
                                                   ---------------------------     ---------------------------
                                                       2000             1999           2000            1999
                                                   -----------     -----------     -----------     -----------
Offset against mortgage loan sales and fees        $   763,202     $ 2,795,943     $ 1,436,152     $ 4,545,270
                                                   -----------     -----------     -----------     -----------

Offset against interest income on loans            $   608,022     $   776,065     $ 2,192,003     $ 2,382,354
                                                   -----------     -----------     -----------     -----------

Capitalized as part of loans held for sale and
   loans held for investment                       $ 3,294,554     $ 1,509,523     $10,825,107     $ 7,559,990
                                                   -----------     -----------     -----------     -----------





Item 2:  Management's Discussion and Analysis
---------------------------------------------

General

         R&G Financial Corporation (the "Company") is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking and banking activities. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans (the "mortgage banking business").

         The Company is also engaged in providing a full range of banking services, including commercial banking services, corporate and construction lending, consumer lending and credit cards, and trust and investment services, offering a diversified range of deposit products and private banking services.

         R&G Financial is currently in its 28th year of operations. The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial's mortgage servicing portfolio increased to approximately $6.5 billion as of September 30, 2000, from $5.5 billion as of the same date a year ago, an increase of 19.5%. R&G Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         As part of its strategy to maximize net interest income, R&G Financial maintains a substancial portfolio of mortgage-backed and investment securities. At September 30, 2000, the Company held securities available for sale with a fair market value of $1.3 billion, which included $940.9 million of mortgage-backed securities of which $596.7 million consisted primarily of Puerto Rico GNMA securities the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

         A substantial portion of R&G Financial's total mortgage loan originations has consistently been comprised of refinance loans. R&G Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto
Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

         R&G Financial customarily sells or securitizes into mortgage-backed securities substantially all the loans it originates, except for substantially all non-conforming conventional mortgage loans and certain consumer, construction, land, and commercial loans which are held for investment and classified as Loans Receivable.

Financial Condition

         At September 30, 2000, the Company's total assets amounted to $3.4 billion, as compared to $2.9 billion at December 31, 1999. The $497.0 million or 17.1% increase in total assets during the nine month period ended September 30, 2000 was attributable to a $378.8 million or 17.0% increase in loans receivable, net, and mortgage-backed securities available for sale, which reflects net originations following repayments and sales, and the eventual securitization of these loans into mortgage-backed securities, and a $117.7 million or 45.6% increase in investment securities available for sale, which is primarily the result of the purchase of $107.9 million of such securities during the period.

         The increase in the Company's assets were primarily funded by increased deposits of $251.9 million or 18.9%, increased repurchase agreements of $106.9 million or 14.6% and by a $70.3 million or 18.3% increase in FHLB advances during the nine month period ended September 30, 2000.

         At September 30, 2000, the Company's stockholders' equity amounted to $293.8 million, which is an increase of $24.2 million or 9.0% from the amount reported at December 31, 1999. The primary reason for the increase was the net income earned for the period, together with a $1.1 million decrease in unrealized losses on securities available for sale, net of income tax benefits, which was partially offset by $8.4 million in dividends paid during the period. At September 30, 2000, the Bank's leverage and Tier 1 risk-based capital amounted to 6.19% and 11.40% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 12.17%, compared to an 8.0% minimum requirement.

Results of Operations

         The Company reported net income of $11.4 million and $31.6 million during the three and nine months period ended September 30, 2000, as compared to $10.1 million and $33.1 million during the prior comparable periods.

         Total revenues for the nine month period ended September 30, 2000 amounted to $101.2 million compared to $90.6 million for the prior comparable period. The 11.7% increase was due to an increase in net interest income of $7.8 million or 18.8% during the nine months ended September 30, 2000 over the prior comparable period, primarily due to a $34.3 million or 40.4% increase in interest income on loans, primarily associated with an increase in the average balance of the outstanding loan portfolio.

         Contributing to the 11.7% increase in revenues during the nine month period ended September 30, 2000 was a $3.8 million or 20.1% increase in loan administration and servicing fees due to an increase in the Company's loan servicing portfolio.

         Total revenues for the quarter ended September 30, 2000 amounted to $35.3 million, a $3.9 million or 12.2% increase over the comparable quarter in 1999. The increase in total revenues during the 2000 quarter was primarily attributable to a $2.7 million or 31.5% increase in net gain on origination and sale of loans, which reflects improved margins on the sale of loans to third party investors as a result of less volatility in interest rates for mortgage loans during the 2000 quarter, and a $1.2 million or 18.3% increase in loan administration and servicing fees.

         Total expenses increased by $12.3 million or 25.8% during the nine months ended September 30, 2000 over the prior comparable period. The nine month period ended September 30, 2000 includes expenses associated with the operations of Continental Capital, the Bank's mortgage banking subsidiary in Long Island, New York, acquired in late 1999, which was a significant reason for the increase in expenses during the period. Excluding expenses associated with Continental Capital, expenses during the period increased by $5.9 million or 12.4%, due primarily to a $4.0 million or 17.1% increase in other miscellaneous expenses, mainly as a result of a $2.0 million increase in amortization expenses of the Company's servicing asset. In addition, occupancy expenses increased by $1.6 million or 19.4%, related to the operation of six additional branches completed during the latter part of 1999 and an additional branch completed in early 2000, while employee compensation and benefits increased by a mere $355,000 or 2.2% in spite of the hiring of additional employees for new branch openings and the Company's commercial loan department expansion, in both instances after June of last year

         Total expenses increased by $2.8 million or 16.2% during the three month period ended September 30, 2000, including expenses associated with Continental Capital. Total expenses for the quarter ended September 30, 2000, excluding Continental Capital operations, increased by $761,000 or 9.0% as compared to the prior comparable period. The increase was due to a $343,000 or 11.9% increase in occupancy expenses, and a $917,000 or 10.8% increase in other miscellaneous expenses, which was partially offset by a $499,000 or 8.1% decrease in employee compensation and benefits, which decrease was achieved notwithstanding the hiring of new employees for new branch openings and expansion of the Company's commercial loan department after June 1999.

         Total income tax expense decreased by $235,000 or 6.2%, and $222.000 or 2.3% during the three and nine month period ended September 30, 2000, respectively over the prior comparable periods. The Company's effective tax rate amounted to 24.0% and 22.9%, respectively, during the three and nine months periods ended September 30, 2000 compared to 27.2% and 22.4% in the 1999 comparable periods. The decrease in the Company's effective tax rate during the quarter ended September 30, 2000 is primarily related to certain tax credits recorded in the third quarter of 2000 related to the implementation of certain tax strategies of the Company in such period.

Interest Rate Risk Management

         The following table summarizes the anticipated maturities or repricing or R&G Financial's interest-earning assets and interest-bearing liabilities as of September 30, 2000, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company's mortgage banking business are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

                                                Within         Four to        More Than       More Than
                                                Three          Twelve        One Year to     Three Years    Over Five
(Dollars in Thousands)                          Months         Months        Three Years    to Five Years     Years         Total
                                         -------------------------------------------------------------------------------------------
Interest-earning assets(1):

Loans receivable:
     Residential real estate loans              $39,781        $110,557        $248,372        $193,570     $564,951     $1,157,231
     Construction loans                          45,118          11,218          13,843              --           --         70,179
     Commercial real estate loans               271,299             918             983           1,011        1,234        275,445
     Consumer loans                              36,889          36,513          52,671          25,271       14,301        165,645
     Commercial business loans                   32,863           9,337          11,064           1,741           10         55,015
Mortgage loans held for sale                     17,927          48,922          48,295              --           --        115,144
Mortgage-backed securities(2)(3)                 90,575         484,575          94,579          76,177      227,383        973,289
Investment Securities(3)                         65,134         121,548         144,283          31,685       18,629        381,279
Other interest-earning assets(4)                 19,084              --              --              --           --         19,084
                                         -------------------------------------------------------------------------------------------

Total                                          $618,670        $823,588        $614,090        $329,455     $826,508     $3,212,311
                                         ===========================================================================================

Interest bearing liabilities:

Deposits (5)
     NOW and Super NOW accounts                  $6,132         $18,793         $20,659         $16,734      $71,341       $133,659
     Passbook savings accounts                    2,838           8,232          20,498          16,398       65,594        113,560
     Regular and commercial checking              7,222          18,599          20,442          16,559       70,587        133,409
     Certificates of deposit                    303,332         645,230          92,040         144,440        9,283      1,194,325
FHLB advances                                   359,250           5,000              --          90,000           --        454,250
Securities sold under agreements to
   repurchase (6)                               848,202              --              --              --           --        848,202
Other borrowings(7)                             135,167          25,000          10,500              --           --        170,667
                                         -------------------------------------------------------------------------------------------

Total                                         1,662,143         720,854         164,139         284,131      216,805      3,048,072
                                         -------------------------------------------------------------------------------------------

Effect of hedging instruments                  (330,000)         40,000         210,000              --       80,000             --
                                         -------------------------------------------------------------------------------------------

                                             $1,332,143        $760,854        $374,139        $284,131     $296,805     $3,048,072
                                         ===========================================================================================

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities      ($713,473)        $62,734        $239,951         $45,324     $529,703       $164,239
                                         -------------------------------------------------------------------------------------------

Cummulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                  ($713,473)      ($650,739)      ($410,788)      ($365,464)    $164,239
                                         -------------------------------------------------------------------------------------------

Cummulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                  (20.92)%        (19.08)%        (12.05)%        (10.72)%      4.81%
                                         -------------------------------------------------------------------------------------------


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

----------------------

         As of September  30, 2000 and December 31, 1999,  the Company had a one
year negative gap of approximately $650.7 million and $691.8 million, respectively. R&G Financial's negative gap within one year is due primarily to its large fixed-rate mortgage loans receivable portfolio held for investment and its portfolio of FHLB notes and other US agency securities which have call features but are not likely to be exercised by such agencies due to the actual interest rate environment. While the above table presents the Company's loans receivable portfolio held for investment purposes according to its maturity date, from time to time the Company may negotiate special transactions with FHLMC and/or FNMA or other third party investors for the sale of such loans. There can be no assurance, however, that the Company will be successful in consummating any such transactions.


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

                                                                      For the three month period ended September 30,
                                                                     2000                                       1999
                                                   -----------------------------------------------------------------------------
                                                     Average                    Yield /        Average                     Yield /
            (Dollars in Thousands)                   Balance       Interest      Rate          Balance        Interest       Rate
                                                   -----------------------------------------------------------------------------
Interest-Earning Assets:

Cash and cash equivalents(1)                          $17,094        $291        6.81%          $12,901         $170        5.27%
Investment securities available for sale              324,333       5,640         6.96          151,147        2,426         6.42
Investment securities held to maturity                  5,493          79         5.75            5,547           81         5.84
Mortgage-backed securities held for trading            17,956         228         5.08           48,035          732         6.10
Mortgage-backed securities available for sale         715,493      11,288         6.31          543,140        8,173         6.02
Mortgage-backed securities held to maturity            21,222         372         7.01           24,860          376         6.05
Loans receivable, net (2)                           1,972,807      42,337         8.58        1,484,526       31,659         8.53
FHLB of New York Stock                                 40,085         666         6.65           18,628          329         7.06
                                                   -----------------------------------------------------------------------------
Total interest-earning assets                       3,114,483     $60,901        7.82%        2,288,784      $43,946        7.68%
                                                   -----------------------------------------------------------------------------
Non-interest-earning assets                           225,467                                   192,812
                                                   -----------------------------------------------------------------------------
Total assets                                       $3,339,950                                $2,481,596
                                                   =============================================================================
Interest-Bearing Liabilities:

Deposits                                           $1,568,110     $21,439        5.47%       $1,198,326      $14,114        4.71%
Securities sold under agreements to
   repurchase (3)                                     800,996      13,348         6.67          546,961        7,493         5.48
Notes payable                                         187,950       2,708         5.76          193,686        3,361         6.94
Other borrowings(4)                                   459,902       7,528         6.55          257,973        3,174         4.92
                                                   -----------------------------------------------------------------------------

Total interest-bearing liabilities                  3,016,958     $45,023        5.97%        2,196,946      $28,142        5.12%
                                                   -----------------------------------------------------------------------------
Non-interest-bearing liabilities                       34,670                                    42,972
                                                   -----------------------------------------------------------------------------
Total liabilites                                    3,051,628                                 2,239,918
                                                   -----------------------------------------------------------------------------
Stockholders' equity                                  288,322                                   241,678
                                                   -----------------------------------------------------------------------------
Total liabilities and stockholders' equity         $3,339,950                                $2,481,596
                                                   =============================================================================

Net interest income; interest rate spread (5)                     $15,878        1.85%                       $15,804        2.56%
                                                                  ====================                       ====================
Net interest margin                                                              2.04%                                      2.76%
                                                                                 =====                                      =====
Average interest-earning assets to average
   interest-bearing liabilities                                                103.23%                                    104.18%
                                                                               =======                                    =======

                                                          (footnotes on page 21)

                                                                        For the nine month period ended September 30,
                                                                      2000                                       1999
                                                   --------------------------------------------------------------------------------
                                                     Average                      Yield /        Average                     Yield /
             (Dollars in Thousands)                  Balance        Interest       Rate          Balance       Interest       Rate
Interest-Earning Assets:

Cash and cash equivalents (1)                         $15,001          $732        6.50%          $17,461         $681        5.20%
Investment securities available for sale              289,265        15,174         6.99           95,161        4,305         6.03
Investment securities held to maturity                  5,435           237         5.81            6,403          271         5.64
Mortgage-backed securities held for trading            20,706           891         5.74           30,203        1,274         5.62
Mortgage-backed securities available for sale         702,921        32,903         6.24          515,587       22,440         5.80
Mortgage-backed securities held to maturity            21,847         1,040         6.35           26,735        1,210         6.03
Loans receivable, net (2)                           1,849,630       119,115         8.58        1,347,355       84,865         8.40
FHLB of New York Stock                                 37,287         1,803         6.45           14,111          722         6.82
                                                   --------------------------------------------------------------------------------
Total interest-earning assets                       2,942,092      $171,895        7.79%        2,053,016     $115,768        7.52%
                                                   --------------------------------------------------------------------------------
Non-interest-earning assets                           236,340                                     224,614
                                                   --------------------------------------------------------------------------------
Total assets                                       $3,178,432                                  $2,277,630
                                                   ================================================================================
Interest-Bearing Liabilities:

Deposits                                           $1,465,850       $57,496        5.23%       $1,113,609      $38,273        4.58%
Securities sold under agreements to
   repurchase (3)                                     747,268        35,597         6.35          445,274       18,465         5.53
Notes payable                                         193,342         8,972         6.19          204,932       10,344         6.73
Other borrowings(4)                                   432,248        20,459         6.31          194,758        7,120         4.87
                                                   --------------------------------------------------------------------------------
Total interest-bearing liabilities                  2,838,708      $122,524        5.75%        1,958,573      $74,202        5.05%
                                                   --------------------------------------------------------------------------------
Non-interest-bearing liabilities                       59,372                                      85,439
                                                   --------------------------------------------------------------------------------
Total liabilites                                    2,898,080                                   2,044,012
                                                   --------------------------------------------------------------------------------
Stockholders' equity                                  280,352                                     233,618
                                                   --------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $3,178,432                                  $2,277,630
                                                   ================================================================================
Net interest income; interest rate spread (5)                       $49,371        2.04%                       $41,566        2.47%
                                                                    ====================                       ====================
Net interest margin                                                                2.24%                                      2.70%
                                                                                   =====                                      =====
Average interest-earning assets to average
   interest-bearing liabilities                                                  103.64%                                    104.82%
                                                                                 =======                                    =======

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

----------------------

Mortgage Loan Servicing

         The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

                                                       At or for the nine months ended
                                                                 September 30,
                                                          2000               1999
                                                      -----------       -----------
                                                           (Dollars in Thousands)
Composition of Servicing Portfolio at period end:
   GNMA                                               $ 3,004,759       $ 2,630,922
   FNMA/FHLMC                                           1,715,331         1,307,124
   Other mortgage loans (3)                             1,810,896         1,529,119
                                                      -----------       -----------
Total servicing portfolio (3)                         $ 6,530,986       $ 5,467,165
                                                      ===========       ===========
Activity in the Servicing Portfolio:
  Beginning servicing portfolio                       $ 6,177,511       $ 4,827,798
  Add: Loan originations and purchases                    937,852         1,184,844
         Servicing of portfolio loans acquired             31,404               288
  Less: Sale of servicing rights(1)                      (171,578)          (  --  )
         Run-offs(2)                                     (444,203)         (545,765)
                                                      -----------       -----------
  Ending servicing portfolio(3)                       $ 6,530,986       $ 5,467,165
                                                      ===========       ===========
  Number of loans serviced                                110,192           101,796
  Average loan size                                   $        59       $        54
  Average servicing fee rate                                0.507%            0.533%

--------------------

(1) Includes loans sold, servicing released, by Continental Capital totaling $130.5 million.

(2)  Run-off  refers  to  regular   amortization   of  loans,   prepayments  and
     foreclosures.

(3) At the dates shown, included $1.1 billion and $913.0 million of loans serviced for the Bank, respectively, which constituted 17.4% and 16.7% of the total servicing portfolio, respectively.

--------------------

         Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2000 less than 8% of the Company's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial's servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company's servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial's servicing portfolio.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2000, the Company had $283.4 million in borrowing capacity under warehousing and other lines of credit, $718.3 million in borrowings capacity under a line of credit with the FHLB of New York and $25 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At September 30, 2000, the Company had outstanding commitments to extend credit totaling $68.3 million (excluding the undisbursed portion of loans in process). Certificates of deposit which are scheduled to mature within one year totaled $937.4 million at September 30, 2000, and borrowings that are scheduled to mature within the same period amounted to $1.4 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2000, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.19%, 11.40% and 12.17%, respectively.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------


         Quantitative and qualitative disclosures about market risks at December 31, 1999 are presented in Item 7A of the Company's Annual report on Form 10-K.
Information at September 30, 2000 is presented on page 17 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 1999.


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

                                                 R&G FINANCIAL CORPORATION


Date: November 10, 2000                       By:/S/ VICTOR J. GALAN
                                                 -------------------
                                                 Victor J. Galan, Chairman
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)


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