Form 10-K/A
period 1999-12-31
R&G FINANCIAL CORP
filed 2001-03-02
CIK 1016933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         R&G Financial customarily sells most of the loans that it originates, except for those originated on behalf of the Bank pursuant to the Master Production Agreement with R&G Mortgage. See "-Lending Activities of the Bank - Origination, Purchases and Sales of Loans." The loans originated by R&G Mortgage (including FHA loans, VA loans and conventional loans) are secured by real property located in Puerto Rico and constitute "eligible investments" which results in favorable tax treatment under U.S. and Puerto Rico tax laws. See "- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." During the years ended December 31, 1999, 1998 and 1997, R&G Financial sold $721.0 million, $493.0 million and $246.1 million of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of the Bank or loans securitized for other institutions. With respect to such loan sales, $272.7 million or 37.8%, $298.1 million or 60.5% and $206.6 million or 83.9% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for serial notes as described below) by R&G Mortgage. These securities were sold primarily to securities broker-dealers and other investors in Puerto Rico.

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

                                                                         December 31,
                                         -------------------------------------------------------------------------------
                                                   1999                       1998                      1997
                                         ------------------------   -----------------------   ----------------------
                                           Amount        Percent       Amount      Percent       Amount      Percent
                                         ------------  -----------  -----------   ---------   ------------  ---------
                                                                                              (Dollars in Thousands)
Residential real  estate - first
  mortgage(1)............................ $1,099,843       67.75%     $735,795       66.87%     $476,729       61.25%
Residential real estate - second
  mortgage...............................     13,029        0.80        18,634        1.69        17,831        2.29
Retail construction......................     38,950        2.40        23,280        2.12        13,367        1.72
Commercial construction and land
  acquisition............................     78,133        4.81        15,353        1.39         5,785        0.74
Commercial real estate...................    204,155       12.57       117,151       10.65        81,722       10.50
Commercial business......................     54,231        3.34        46,532        4.23        39,128        5.03
Consumer loans:
  Loans secured by deposits..............     20,539        1.27        17,225        1.56        12,472        1.60
  Real estate secured consumer loans.....     76,944        4.74        85,055        7.73        81,252       10.44
  Unsecured consumer loans...............     37,653        2.32        41,381        3.76        50,103        6.43
                                              ------                    ------        ----        ------    --------
    Total loans receivable...............  1,623,477      100.00%    1,100,406      100.00%      778,389      100.00%
                                           ---------      ------     ---------      ------       -------      ------
Less:
  Allowance for loan losses..............     (8,971)                  ( 8,055)                 (  6,772)
  Loans in process.......................    (50,622)                  (18,170)                 (  6,218)
  Deferred loan fees.....................    (   437)                  (   166)                      172
  Unearned interest......................    (   440)                  (   347)                 (    512)
                                           ----------                ----------                ----------
                                             (60,471)                  (26,738)                  (13,330)
                                             --------                  -------                   -------
  Loans receivable, net(2)............... $1,563,007                $1,073,668                  $765,059
                                           =========                 =========                   =======

                                                                 December 31,
                                             ---------------------------------------------------
                                                    1996                        1995
                                            ----------------------   ---------------------------
                                               Amount      Percent      Amount        Percent
                                            ------------  --------   ------------  -------------
Residential real  estate - first
  mortgage(1)............................   $370,876      60.75%     $282,498          58.23%
Residential real estate - second
  mortgage...............................     15,757       2.58        14,372           2.96
Retail construction......................      5,351       0.88        15,046           3.10
Commercial construction and land
  acquisition............................      5,700       0.93         5,523           1.14
Commercial real estate...................     69,514      11.39        61,862          12.74
Commercial business......................     31,063       5.09        27,816           5.74
Consumer loans:
  Loans secured by deposits..............      9,409       1.54         7,497           1.55
  Real estate secured consumer loans.....     42,893       7.03        33,381           6.88
  Unsecured consumer loans...............     59,864       9.81        37,180           7.66
                                              ------   --------       -------         ------
    Total loans receivable...............    610,427     100.00%      485,175         100.00%
                                             -------   --------       -------         ------
Less:
  Allowance for loan losses..............     (3,332)                  (3,510)
  Loans in process.......................     (2,430)                  (5,727)
  Deferred loan fees.....................         41                     (266)
  Unearned interest......................     (  955)                  (1,831)
                                             -------                  -------
                                              (6,676)                 (11,334)
                                             -------                  -------
  Loans receivable, net(2)...............   $603,751                 $473,841
                                             =======                  =======

---------------

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

                                                                      Due 1-5 years       Due 5 or more
                                                                          after             years after
                                                 Due 1 year            December 31,         December 31,
                                                  or less                 1999                 1999                 Total(1)
                                                  -------                 ----                 ----                --------
                                                                                 (In Thousands)
Residential real estate ............            $       57            $    3,638            $1,109,177            $1,112,872
Retail construction ................                38,950                    --                    --                38,950
Commercial real estate(2) ..........                91,208                85,890               105,190               282,288
Commercial business ................                24,428                28,504                 1,298                54,231
Consumer:
  Loans on savings .................                12,627                 7,195                   717                20,539
  Real estate secured consumer loans                   787                 5,986                70,171                76,944
  Unsecured consumer loans .........                 9,187                21,604                 6,862                37,653
                                                ----------            ----------            ----------            ----------
Total(3) ...........................            $  177,245            $  152,817            $1,293,415            $1,623,477
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


                                                                        Floating or
                                                  Fixed rate          adjustable-rate             Total
                                              ------------------  -----------------------   -----------------
                                                                     (In Thousands)
Residential real estate...................       $1,112,872           $       --               $1,112,872
Retail Construction.......................           38,950                   --                   38,950
Commercial real estate(1).................           87,282              195,006                  282,288
Commercial business.......................           37,280               16,951                   54,231
Consumer:
  Loans on savings........................           20,539                   --                   20,539
  Real estate secured consumer loans......           76,944                   --                   76,944
  Unsecured consumer loans................           37,653                   --                   37,653
                                                 ----------           ----------               ----------
   Total..................................       $1,411,520             $211,957               $1,623,477
                                                 ==========           ==========                =========

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

                                                                            December 31,
                                         ---------------------------------------------------------------------------
                                             1999            1998              1997         1996            1995
                                         ----------     -------------      ------------   ---------      -----------
                                                                       (Dollars in Thousands)
Non-accruing loans:
  Residential real estate(1)............     $47,413         $32,973          $21,619      $12,991          $7,921
  Residential construction..............         478             441              368          363              --
  Commercial real estate................       9,005           6,463            6,000        3,141           1,903
  Commercial business...................       1,255           3,224              765          823              --
  Consumer unsecured....................         802           1,358            1,217          686              40
  Other.................................          61              67              117          726              --
                                           ---------        --------           ------       ------           -----
    Total(2)............................      59,014          44,526           30,086       18,730           9,864
                                              ------          ------            -----       ------           -----
Accruing loans greater than 90 days
  delinquent:
  Residential real estate...............          --              --               --           --              --
  Residential construction..............          --              --               --           --             611
  Commercial real estate................          --              --               --           --              --
  Commercial business...................          63              61               54           22               8
  Consumer..............................         274             357              172          134              94
                                             -------         -------           ------        -----          ------
    Total accruing loans greater than
      90 days delinquent................         337             418              226          156             713
                                             -------         -------          -------       ------           -----
    Total non-performing loans..........      59,351          44,944           30,312       18,886          10,577
                                              ------          ------            -----       ------          ------
Real estate owned, net of reserves(3)...       5,852           4,041            1,715          834             654
Other repossessed assets................         466             237               85           31              --
                                             -------         -------          -------       ------           -----
                                               6,318           4,278            1,800          865             654
                                             -------         -------          -------       ------           -----






    Total non-performing assets.........     $65,669         $49,222          $32,112      $19,751         $11,231
                                              ------          ======           ======       ======          ======
    Total non-performing loans as a
      percentage of total loans.........       3.66%           4.08%            3.89%        3.09%           2.18%
                                               =====           ====             ====         ====            ====
    Total non-performing assets as a
      percentage of total assets........       2.26%           2.41%            2.12%        1.90%           1.32%
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

         Non-performing commercial business loans consist of 86 loans. Such loans include 10 loans with an aggregate balance of $296,000 which are 90% guaranteed by the Small Business Administration, 48 commercial leases amounting to $615,000 and 28 other commercial business loans with an aggregate balance of $344,000. These loans have a combined average loan size of $15,000. The majority of loans in this portfolio were originated during 1995 and 1996. The largest non-performing commercial business loan as of December 31, 1999 had a $110,000 balance.

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

                                                             At and For the Year Ended December 31,
                                        --------------------------------------------------------------------------------
                                             1999             1998             1997            1996           1995
                                        --------------  ----------------  --------------  -------------- ---------------
                                                                       (Dollars in Thousands)
Balance at beginning of period.........          $8,055            $6,772         $ 3,332         $3,510          $2,887
                                                  -----             -----          ------          -----           -----
Charge-offs:
  Residential real estate..............              17                73              13             45              53
  Construction.........................              --                --              --             50              --
  Commercial real estate...............             353                --             170             --              --
  Commercial business..................           1,548             1,485             480            110              91
  Consumer.............................           2,518             4,455           3,953          1,922             365
  Other................................               4                --             761          2,535              --
                                               --------    --------------          ------          -----          ------
    Total charge-offs..................           4,440             6,013           5,377          4,662             509
                                               --------       -----------          ------          -----           -----
Recoveries:
  Residential real estate..............              --                --              21             --               1
  Commercial real estate...............              69                --              50             --              --
  Commercial business..................             332                20              32             31              85
  Consumer.............................             429               312             344            195              96
  Other................................              --                --           2,000             --              --
                                              ---------     -------------           -----             --              --
    Total recoveries...................             830               332           2,447            226             182
                                                -------       -----------          ------         ------           -----
Net charge-offs........................           3,610             5,681           2,930          4,436             327
                                               --------        ----------          ------         ------           -----
Allowance for loan losses acquired from
 Fajardo Federal.......................              --               364              --             --              --
Provision for losses on loans..........           4,525             6,600           6,370          4,258             950
                                               --------         ---------          ------         ------           -----
Balance at end of period...............           8,971          $  8,055         $ 6,772        $ 3,332          $3,510
                                               ========          ========          ======         ======           =====

Allowance for loan losses as a percent
  of total loans outstanding...........            0.55%             0.74            0.87%          0.55%           0.72%
                                                ========         ========          ======         ======            ====
Allowance for loan losses as a percent
  of non-performing loans..............           15.11%            17.92%          22.34%         17.64%          33.19%
                                               ========          ========          ======         ======           =====
Ratio of net charge-offs to average
    loans outstanding....................           .25%              .55%           0.40%          0.75%           0.08%
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

         The interest rate on funds borrowed pursuant to the Warehouse Lines is based on Libor rates plus a negotiated amount. By maintaining compensating balances, the Company is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by the Company for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 1999, the weighted average interest rate being paid by the Company under its Warehouse Lines amounted to 6.80%.

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

----------------------

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

                                    R&G FINANCIAL CORPORATION


March 1, 2001                       By:    /s/ Victor J. Galan
                                           -------------------
                                           Victor J. Galan
                                           Chairman of the Board and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Victor J. Galan                              March 1, 2001
--------------------------------------------
Victor J. Galan
Chairman of the Board and
 Chief Executive Officer
 (principal executive officer)


/s/ Joseph R. Sandoval                           March 1, 2001
--------------------------------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                            March 1, 2001
--------------------------------------------
Ana M. Armendariz
Director and Treasurer


/s/ Ramon Prats                                  March 1, 2001
--------------------------------------------
Ramon Prats
President and Director


/s/ Enrique Umpierre-Suarez                      March 1, 2001
-------------------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                      March 1, 2001
-------------------------------------------
Victor L. Galan Fundora
Director


/s/ Pedro Ramirez                                March 1, 2001
-------------------------------------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                         March 1, 2001
-------------------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                            March 1, 2001
-------------------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                       March 1, 2001
-------------------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                         March 1, 2001
-------------------------------------------
Benigno R. Fernandez
Director


/s/ Ileana M. Colon-Carlo                        March 1, 2001
-------------------------------------------
Ileana M. Colon-Carlo
Director


/s/ Roberto Gorbea                               March 1, 2001
-------------------------------------------
Roberto Gorbea
Director