Form 10-Q/A
period 2000-06-30
R&G FINANCIAL CORP
filed 2001-03-02
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six month period ended
                                                                                                        June 30,
                                                                                              -------------------------
                                                                                                 2000            1999
                                                                                              ---------       ---------
                                                                                                      (Unaudited)
Cash flows from operating activities:                                                           (Dollars in thousands)
     Net income                                                                               $  20,195       $  22,960
                                                                                              ---------       ---------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                          2,557          1,824
           Amortization of premium on investments and mortgage-backed securities, net ..            119             121
           Amortization of servicing rights                                                       4,740           3,381
           Provision for loan losses                                                              2,850           2,400
           Provision for bad debts in accounts  receivable                                          220             150
           Gain on sales of  loans                                                                 (207)         (5,183)
           Loss on sales of mortgage-backed and investment securities available for sale            153             581
           Unrealized (profit) loss on trading securities                                          (155)            746
           (Increase) decrease  in mortgage loans held for sale                                 (73,547)         41,920
           Net decrease (increase) in mortgage-backed  securities held for trading               29,996         (22,066)
           Increase in receivables                                                               (3,374)         (6,740)
           Increase in other assets                                                              (5,948)         (5,407)
           Increase (decrease) in notes payable                                                  21,458         (59,738)
           Increase in accounts payable and accrued liabilities                                   7,957           4,789
           Increase in other liabilities                                                          1,193           2,681
                                                                                              ---------       ---------
               Total adjustments                                                                (11,988)        (40,541)
                                                                                              ---------       ---------
               Net cash provided by (used in) operating activities                                8,207         (17,581)
                                                                                              ---------       ---------
Cash flows from investing activities:
      Purchases of investment securities                                                        (78,080)        (84,606)
      Proceeds from sales and maturities of securities available for sale                        40,441         111,236
      Proceeds from maturities of securities held to maturity                                        --             209
      Proceeds from sales of loans                                                               30,993          99,809
      Net originations of loans                                                                (298,361)       (436,234)
      Purchases of  FHLB stock, net                                                              (6,667)         (4,096)
      Acquisition of premises and equipment                                                      (1,503)         (3,676)
      Acquisition of servicing rights                                                            (8,348)        (11,332)
                                                                                              ---------       ---------
               Net cash used by investing activities                                           (321,525)       (328,690)
                                                                                              ---------       ---------
Cash flows from financing activities:
     Increase in deposits - net                                                                 193,096         152,979
     Increase in securities sold under agreements to repurchase - net                            55,711          50,814
     Advances from FHLB, net                                                                     67,000          98,000
     Proceeds from issuance of common stock                                                          13             189
     Cash dividends:
          Common stock                                                                           (2,687)         (1,967)
          Preferred stock                                                                        (2,819)         (1,850)
                                                                                              ---------       ---------
               Net cash provided by financing activities                                        310,314         298,165
                                                                                              ---------       ---------
Net decrease in cash and cash equivalents                                                        (3,004)        (48,106)
Cash and cash equivalents at  beginning of  period                                               65,996         103,728
                                                                                              ---------       ---------
Cash and cash equivalents at end of period                                                    $  62,992       $  55,622
                                                                                              =========       =========
Cash and cash equivalents include:
     Cash and due from banks                                                                  $  28,511       $  32,928
     Securities purchased under agreements to resell                                              6,062          10,003
     Time deposits with other banks                                                              18,419          12,691
     Federal funds sold                                                                          10,000              --
                                                                                              ---------       ---------
                                                                                              $  62,992       $  55,622
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

         Total employee costs and other expenses before capitalization follows:

                                                                                      (Unaudited)
                                                       Three month period ended                     Six month period ended
                                                                June 30,                                   June 30,
                                                        2000                 1999                  2000                  1999
                                                    -----------           ----------           -----------           -----------
Employee costs                                      $10,049,783           $9,502,574           $21,160,486           $17,835,778
                                                    -----------           ----------           -----------           -----------

Other administrative and general expenses           $11,455,002           $8,351,721           $21,952,471           $16,859,608
                                                    -----------           ----------           -----------           -----------


         Set forth below are the direct loan origination costs that were capitalized as part of the carrying cost of mortgage loan inventory or offset against mortgage loan sales and fees and interest income.

                                                                                        (Unaudited)
                                                           Three month period ended                   Six month period ended
                                                                    June 30,                                 June 30,
                                                           2000                1999                2000                 1999
                                                        ----------          ----------          ----------            ----------
Offset against mortgage loan sales and fees             $1,396,966          $3,304,678          $  672,950            $1,749,327
                                                        ----------          ----------          ----------            ----------

Offset against interest income on loans                 $  786,443          $  830,914          $1,583,981            $1,606,289
                                                        ----------          ----------          ----------            ----------
Capitalized as part of loans held for sale and
   loans held for investment                            $2,816,463            $877,219          $7,530,553            $6,050,467
                                                        ----------          ----------          ----------            ----------



Item 2:  Management's Discussion and Analysis
-------  ------------------------------------

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

                                                                            For the three month period ended June 30,
                                                                     2000                                      1999
                                                 -----------------------------------------------------------------------------------
                                                   Average                          Yield /     Average                      Yield /
       (Dollars in Thousands)                      Balance       Interest           Rate        Balance       Interest        Rate
                                                 -----------------------------------------------------------------------------------
Interest-Earning Assets:
Cash and cash equivalents(1)                     $   15,303     $      255          6.67%     $    9,425     $      150       6.37%
Investment securities available for sale            292,883          5,160          7.05          85,180          1,236       5.80
Investment securities held to maturity                5,435             80          5.81           6,340             86       5.36
Mortgage-backed securities held for trading          20,043            285          5.69          24,978            266       4.26
Mortgage-backed securities available for sale       699,111         10,990          6.29         516,195          6,949       5.38
Mortgage-backed securities held to maturity          21,747            324          5.96          28,761            393       5.47
Loans receivable, net (2)                         1,880,260         40,049          8.52       1,351,748         27,152       8.03
FHLB of New York Stock                               38,282            568          5.95          12,221            205       6.71
                                                 ---------------------------------------------------------------------------------

Total interest-earning assets                     2,973,064     $   57,711          7.76%      2,034,848     $   36,437       7.16%
                                                 ---------------------------------------------------------------------------------

Non-interest-earning assets                         223,406                                      171,148
                                                 ---------------------------------------------------------------------------------

Total assets                                     $3,196,470                                   $2,205,996
                                                 =================================================================================

Interest-Bearing Liabilities:

Deposits                                         $1,468,826     $   19,031          5.18%     $1,117,210     $   12,699       4.55%
Securities sold under agreements to
   repurchase (3)                                   756,593         11,714          6.19         427,488         5,598       5.24
Notes payable                                       178,484          2,899          6.50         195,120         3,254       6.67
Other borrowings(4)                                 451,430          7,334          6.50         193,135         2,358       4.88
                                                 ---------------------------------------------------------------------------------

Total interest-bearing liabilities                2,855,333     $   40,978          5.74%      1,932,953     $   23,909      4.95%
                                                 ---------------------------------------------------------------------------------

Non-interest-bearing liabilities                     61,226                                       39,098
                                                 ---------------------------------------------------------------------------------

Total liabilites                                  2,916,559                                    1,972,051
                                                 ---------------------------------------------------------------------------------

Stockholders' equity                                279,911                                      233,945
                                                 ---------------------------------------------------------------------------------

Total liabilities and stockholders' equity       $3,196,470                                   $2,205,996
                                                 =================================================================================
Net interest income; interest rate spread (5)                   $   16,733          2.02%                    $   12,528       2.21%
                                                                ------------------------                     ---------------------
Net interest margin                                                                 2.25%                                     2.46%
                                                                                  ------                                    ------
Average interest-earning ass
   interest-bearing liabilities                                                   104.12%                                   105.27%
                                                                                  ------                                    ------



                                                          (footnotes on page 21)

                                                                            For the six month period ended June 30,
                                                                     2000                                      1999
                                                 -----------------------------------------------------------------------------------
                                                   Average                          Yield /     Average                     Yield /
       (Dollars in Thousands)                      Balance       Interest           Rate        Balance       Interest       Rate
                                                 -----------------------------------------------------------------------------------
Interest-Earning Assets:
Cash and cash equivalents (1)                    $   14,031     $      441          6.29%      $   19,779     $      510      5.16%
Investment securities available for sale            273,231          9,534          6.98           66,704          1,879      5.63
Investment securities held to maturity                5,436            158          5.81            6,838            191      5.56
Mortgage-backed securities held for trading          22,203            663          5.97           21,139            542      5.13
Mortgage-backed securities available for sale       696,785         21,615          6.20          501,582         14,267      5.69
Mortgage-backed securities held to maturity          22,282            668          6.00           27,688            834      6.02
Loans receivable, net (2)                         1,797,919         76,778          8.54        1,277,633         53,206      8.33
FHLB of New York Stock                               36,086          1,137          6.30           11,815            393      6.65
                                                 -----------------------------------------------------------------------------------

Total interest-earning assets                     2,867,973     $  110,994          7.74%       1,933,178     $   71,822      7.43%
                                                 -----------------------------------------------------------------------------------
Non-interest-earning assets                         233,671                                       219,080
                                                 -----------------------------------------------------------------------------------

Total assets                                     $3,101,644                                    $2,152,258
                                                 ===================================================================================

Interest-Bearing Liabilities:
Deposits                                         $1,422,537     $   36,057          5.07%      $1,837,410     $   24,159      4.51%
Securities sold under agreements to
   repurchase (3)                                   724,384         22,249          6.14          393,587         10,972      5.58
Notes payable                                       197,121          6,264          6.36          210,648          6,983      6.63
Other borrowings(4)                                 420,733         12,931          6.15          162,626          3,946      4.85
                                                 -----------------------------------------------------------------------------------
Total interest-bearing liabilities                2,764,775     $   77,501          5.61%       1,837,410     $   46,060      5.01%
                                                 -----------------------------------------------------------------------------------

Non-interest-bearing liabilities                     60,417                                        85,164
                                                 -----------------------------------------------------------------------------------

Total liabilites                                  2,825,192                                     1,922,574
                                                 -----------------------------------------------------------------------------------

Stockholders' equity                                276,452                                       229,684
                                                 -----------------------------------------------------------------------------------

Total liabilities and stockholders' equity       $3,101,644                                    $2,152,258
                                                 ===================================================================================

Net interest income; interest rate spread (5)                   $   33,493          2.13%                     $   25,762      2.42%
                                                                ------------------------                      ----------------------
Net interest margin                                                                 2.34%                                     2.67%
                                                                                  ------                                    ------
Average interest-earning assets to average
   interest-bearing liabilities                                                   103.73%                                   105.21%
                                                                                  ------                                    ------



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

(3) At the dates shown, included $1.3 billion and $905.6 million of loans serviced for the Bank, respectively, which constituted 19.8% and 17.3% of the total servicing portfolio, respectively.

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

                                        R&G FINANCIAL CORPORATION


Date: March 1, 2001                     By: /S/ VICTOR J. GALAN
                                            -------------------
                                            Victor J. Galan, Chairman
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


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