Form 10-Q/A
period 2000-09-30
R&G FINANCIAL CORP
filed 2001-03-02
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
    EXCHANGE  ACT OF  1934  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO __________


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
                                            ===============      ===============




The changes in the allowance for loan losses follow:

                                                          Nine months ended
                                                            September 30,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
                                                            (Unaudited)
                                                        (Dollars in thousands)
Balance, beginning of period                        $  8,971           $  8,055
Provision for loan losses                              4,350              3,400
Loans charged-off                                     (2,924)            (3,039)
Recoveries                                               660                594
                                                    --------           --------
Balance, end of period                              $ 11,057           $  9,010
                                                    ========           ========

        The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                                   September 30,       December 31,
                                                                        2000               1999
                                                                      -------             -------
                                                                              (Unaudited)
                                                                        (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                             $69,691             $47,413
  Residential construction                                                529                 478
  Commercial real estate                                               10,752               9,005
  Commercial business                                                   1,156               1,255
  Consumer unsecured                                                      843                 802
  Other                                                                    60                  61
                                                                      -------             -------
    Total                                                              83,031              59,014
                                                                      -------             -------
Accruing loans greater than 90 days
  delinquent:
  Residential real estate                                                  --                  --
  Residential construction                                                 --                  --
  Commercial real estate                                                   --                  --
  Commercial business                                                     314                  63
  Consumer                                                                236                 274
                                                                      -------             -------
    Total accruing loans greater than
      90 days delinquent                                                  550                 337
                                                                      -------             -------
    Total non-performing loans                                         83,581              59,351
                                                                      -------             -------
Real estate owned, net of reserves                                      7,753               5,852
Other repossessed assets                                                  572                 466
                                                                      -------             -------
                                                                        8,325               6,318
                                                                      -------             -------
    Total non-performing assets                                       $91,906             $65,669
                                                                      -------             -------
    Total non-performing loans as a
      percentage of total loans                                         4.61%               3.66%
                                                                      -------             -------
    Total non-performing assets as a
      percentage of total assets                                        2.70%               2.26%
                                                                      -------             -------
   Allowance for loan losses as a percentage
       of total non-performing loans                                   13.23%              15.11%
                                                                      -------             -------
     Allowance for loan losses as a percentage
        of total loans outstanding                                      0.61%               0.55%
                                                                      -------             -------
Net charge-offs tgo average loans
         outstanding                                                    0.16%               0.25%
                                                                      -------             -------

NOTE 5  -         MORTGAGE LOAN SERVICING


The changes in the servicing asset of the Company follows:


                                                    For the nine month period ended September 30,
                                                            2000                         1999
                                                       -----------                  -----------
                                                                      (Unaudited)
Balance at beginning of period                         $84,252,506                  $58,221,052

Rights originated                                        8,312,646                   11,698,042
Rights purchased                                         5,019,821                    6,658,717
Scheduled amortization                                  (7,195,586)                  (5,158,357)
                                                       -----------                  -----------

Balance at end of period                               $90,389,387                  $71,419,454
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





Item 2:  Management's Discussion and Analysis
---------------------------------------------

General

         R&G Financial Corporation (the "Company") is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking and banking activities. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         The Company is also engaged in providing a full range of banking services, including commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a diversified range of deposit products, and, to a lesser extent, trust and investment services through its private banking department.

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

         Total expenses increased by $12.3 million or 25.8% during the nine months ended September 30, 2000 over the prior comparable period. The nine month period ended September 30, 2000 includes expenses associated with the operations of Continental Capital, the Bank's mortgage banking subsidiary in Long Island, New York, acquired in late 1999, which was a significant reason for the increase in expenses during the period. Excluding expenses associated with Continental Capital, expenses during the period increased by $5.9 million or 12.4%, due primarily to a $4.0 million or 17.1% increase in other miscellaneous expenses, mainly as a result of a $2.0 million increase in amortization expenses of the Company's servicing asset. In addition, occupancy expenses increased by $1.6 million or 19.4%, related to the operation of six additional branches completed during the latter part of 1999 and an additional branch completed in early 2000, while employee compensation and benefits increased by a mere $355,000 or 2.2% in spite of the hiring of additional employees for new branch openings and the Company's commercial loan department expansion, in both instances after June of last year

         Total expenses increased by $2.8 million or 16.2% during the three month period ended September 30, 2000, including expenses associated with Continental Capital. Total expenses for the quarter ended September 30, 2000, excluding Continental Capital operations, increased by $761,000 or 4.3% as compared to the prior comparable period. The increase was due to a $343,000 or 11.9% increase in occupancy expenses, and a $917,000 or 10.8% increase in other miscellaneous expenses, which was partially offset by a $499,000 or 8.1% decrease in employee compensation and benefits, which decrease was achieved notwithstanding the hiring of new employees for new branch openings and expansion of the Company's commercial loan department after June 1999.

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

----------------------

Mortgage Loan Servicing

         The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

                                                      At or for the nine months ended
                                                                 September 30,
                                                          2000               1999
                                                      -----------       -----------
                                                           (Dollars in Thousands)
Composition of Servicing Portfolio at period end:
   GNMA                                               $ 3,004,759       $ 2,630,922
   FNMA/FHLMC                                           1,715,331         1,307,124
   Other mortgage loans (3)                             1,810,896         1,529,119
                                                      -----------       -----------
Total servicing portfolio (3)                         $ 6,530,986       $ 5,467,165
                                                      ===========       ===========
Activity in the Servicing Portfolio:
  Beginning servicing portfolio                       $ 6,177,511       $ 4,827,798
  Add: Loan originations and purchases                    937,852         1,184,844
         Servicing of portfolio loans acquired             31,404               288
  Less: Sale of servicing rights(1)                      (171,578)          (  --  )
         Run-offs(2)                                     (444,203)         (545,765)
                                                      -----------       -----------
  Ending servicing portfolio(3)                       $ 6,530,986       $ 5,467,165
                                                      ===========       ===========
  Number of loans serviced                                110,192           101,796
  Average loan size                                   $        59       $        54
  Average servicing fee rate                                0.480%            0.533%

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2000, the Company had $283.4 million in borrowing capacity under warehousing and other lines of credit, $718.1 million in borrowings capacity under a line of credit with the FHLB of New York and $25 million under federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At September 30, 2000, the Company had outstanding commitments to extend credit totaling $35.2 million (excluding the undisbursed portion of loans in process). Certificates of deposit which are scheduled to mature within one year totaled $937.4 million at September 30, 2000, and borrowings that are scheduled to mature within the same period amounted to $1.3 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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