Form 10-K
period 2000-12-31
R&G FINANCIAL CORP
filed 2001-04-02
CIK 1016933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended: December 31, 2000

                                   OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                          Commission File No.: 0-21137


                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Puerto Rico                                    66-0532217
  -----------------------------------               ----------------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification Number)



            280 Jesus T. Pinero Avenue
          Hato Rey, San Juan, Puerto Rico                      00918
------------------------------------------                ----------------
              (Address of Principal                          (Zip Code)
                Executive Offices)



       Registrant's telephone number, including area code: (787) 758-2424



Securities  registered  pursuant  to Section  12(b) of the Act: Not  Applicable


   Securities registered pursuant to Section 12(g) of the Act:

                 Class B Common Stock (par value $.01 per share)
            --------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 2001, the aggregate value of the 10,073,168 shares of Class B Common Stock of the Registrant issued and outstanding on such date, which excludes 167,661 shares held by all directors and officers of the Registrant as a group, was approximately $170.0 million. This figure is based on the closing price of $16.88 per share of the Registrant's Class B Common Stock on March 27, 2001.

Number of  shares  of Class B Common  Stock  outstanding  as of March 27,  2001:
10,240,829.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  List  hereunder  the  following   documents   incorporated  by
reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                     PART I

ITEM 1: Business

                                     General

                  The Company. R&G Financial Corporation ("R&G Financial") is a Puerto Rico chartered financial holding company that operates R&G Mortgage Corp. ("R&G Mortgage"), the second largest mortgage company headquartered in Puerto Rico, R-G Premier Bank of Puerto Rico (the "Bank"), a Puerto Rico commercial bank, and Home and Property Insurance Corporation, which it recently acquired. Through R&G Mortgage, R&G Financial also operates The Mortgage Store of Puerto Rico, Inc., ("The Mortgage Store"), formerly Champion Mortgage Corporation, and through the Bank it operates Continental Capital Corporation ("Continental"), Huntington Station, New York, a mortgage banking company. With its acquisition of Continental in late 1999, R&G Financial plans to expand its mortgage banking operations in the United States, concentrating initially in New York and then into other markets to the extent that it is presented with appropriate expansion opportunities. During late 2000, Continental opened an office in Charlotte, North Carolina. Continental presently originates loans in the states of New York, Connecticut, New Jersey, North Carolina and Florida.

                  R&G Financial, through its subsidiaries, is primarily engaged in a wide range of real estate secured lending activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the securitization and sale of various mortgage-backed and related securities and the holding and financing of mortgage loans and mortgage-backed and related securities for sale or investment. R&G Financial also originates for its portfolio commercial real estate loans, residential construction loans, commercial business loans and consumer loans. Finally, R&G Financial provides a variety of trust and investment services to its customers.

                  R&G Financial has generally sought to achieve long-term financial strength and profitability by increasing the amount and stability of its net interest income and non-interest income. R&G Financial has sought to implement this strategy by (1) establishing and emphasizing the growth of its mortgage banking activities, including the origination and sale of mortgage loans and growing its loan servicing operation; (2) expanding its retail banking franchise in order to achieve increased market presence and to increase core deposits; (3) enhancing its net interest income by increasing its loans held for investment, particularly single-family residential loans and investment securities; (4) developing new business relationships through an increased emphasis on commercial real estate and commercial business lending; (5) diversifying its retail products and services, including an increase in consumer loan originations (such as credit cards); (6) meeting the banking needs of its customers through, among other things, the offering of trust and investment services and insurance products; and (7) controlled growth and the pursuit of a variety of acquisition opportunities when appropriate.

                  R&G Financial recently promoted Ramon Prats, its Vice Chairman, to the office of President. Mr. Prats formerly was Executive Vice President of R&G Mortgage. Mr. Victor Galan continues to hold the positions of R&G Financial's Chairman of the Board and Chief Executive Officer.

                  R&G Financial operates its business under the regulations of the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Commissioner of Financial Institutions ("OCFI") of Puerto Rico. As of December 31, 2000, R&G Financial had consolidated total assets of approximately $3.5 billion, consolidated total deposits of approximately $1.7 billion and consolidated stockholders' equity of approximately $308.8 million. R&G Financial operated 58 mortgage banking and bank branch offices at that date.

                  R&G Mortgage. R&G Mortgage is engaged primarily in the business of originating first and second mortgage loans on single family residential properties secured by real estate which are either insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"). R&G Mortgage also operates The Mortgage Store, a mortgage banking company, as a wholly-owned subsidiary. Pursuant to agreements entered into between R&G Mortgage and the Bank, non-conforming conventional single-family residential loans and consumer loans secured by real estate are also originated by R&G Mortgage for portfolio retention by the Bank. The Bank retains the non-conforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size or other underwriting technicalities at the time of origination. Jumbo loans may be packaged into collateralized mortgage obligations ("CMOs") and sold while loans with underwriting technicalities may be cured through payment experience and subsequently sold.

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

                  R&G Premier Bank. The Bank's principal business consists of attracting deposits from the general public and tax-advantaged funds from eligible Puerto Rico corporations and using such deposits, together with funds obtained from other sources, to originate (through R&G Mortgage) and purchase loans secured primarily by residential real estate in Puerto Rico, and to purchase mortgage-backed and other securities. To a lesser extent but with increasing emphasis over the past few years, the Bank also originates consumer loans, commercial business loans and loans secured by commercial real estate. Such loans offer higher yields, are generally for shorter terms and facilitate the Bank's provision of a full range of financial services to its customers. The Bank also offers trust services through its Trust Department. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is regulated and examined by the FDIC as its primary federal regulatory agency as well as by the OCFI. Continental operates as a subsidiary of the Bank.

                           Mortgage Banking Activities

                  Loan Originations, Purchases and Sales. During the years ended December 31, 2000, 1999 and 1998, R&G Financial originated a total of $1.1 billion, $1.1 billion and $914.1 million of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $451.4 million, $437.1 million and $450.6 million during the years ended December 31, 2000, 1999 and 1998, respectively of such originations, or 43%, 41% and 49%, respectively, of total originations. The loans originated by R&G Mortgage for the Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans secured by real estate.

                  R&G Financial is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans which are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 2000, 1999 and 1998, R&G Financial originated $307.1 million, $288.8 million, and $255.6 million, respectively, of FHA/VA loans, which represented 29.2%, 27.3% and 28.0% respectively, of total loans originated during such respective periods.

                  R&G Financial also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 2000, 1999 and 1998, R&G Financial originated $699.7 million, $738.6 million and $610.4 million, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market, while substantially all non-conforming conventional single-family residential loans are originated by R&G Mortgage on behalf of the Bank and either held by the Bank in its portfolio or subsequently securitized by R&G Mortgage and sold in the secondary market. All non-conforming conventional loans originated by R&G Mortgage through The Money Store are held by The Money Store in its portfolio or subsequently sold in the secondary market.

                  Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 2000, 1999 and 1998, non-conforming conventional loans represented approximately 38%, 38% and 44%, respectively, of R&G Financial's total volume of mortgage loans originated, substantially all of which were originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 2000, 1999 and 1998, 83.8%, 86.6% and 85.5% of loans originated by R&G Mortgage on behalf of the Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of the Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and the Bank. See "- Lending Activities of the Bank - Origination, Purchase and Sale of Loans."

                  While R&G Financial makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all of such loans consist of fixed-rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans is approximately $95,000 and $87,000, respectively.

                  R&G Financial also offers second mortgage loans up to $125,000 with a maximum term of 15 years. The maximum loan-to-appraised value ratio on second mortgage loans permitted by R&G Financial is generally 80% (including the amount of any first mortgage). In addition, R&G Financial also offers real estate secured consumer loans up to $60,000 with a maximum term of 15 years. The maximum loan-to-appraised value ratio on real estate secured consumer loans permitted by R&G Financial is generally 80%. R&G Financial will secure such loans with either a first or second mortgage on the property.

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

                  R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage's strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market is generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $145.9 million, $307.8 million and $207.1 million of loans from third parties during the years ended December 31, 2000, 1999 and 1998, respectively.

                  The following table sets forth loan originations, purchases and sales from its mortgage banking business by R&G Financial for the periods indicated.

                                                                                       Year Ended December 31,
                                                                           --------------------------------------------
                                                                               2000             1999            1998
                                                                           -----------       ----------       ---------
                                                                                       (Dollars in Thousands)
               Loans Originated For the Bank:
                    Conventional loans(1):
                        Number of loans                                          4,929            5,067            4,918
                        Volume of loans                                     $  407,461       $  404,886       $  402,447
                    FHA/VA loans:
                        Number of loans                                             --               --               --
                        Volume of loans                                             --               --               --
                    Consumer loans(2):
                        Number of loans                                          1,807            1,499            2,268
                        Volume of loans                                     $   43,943       $   32,219       $   48,155
                    Total loans:
                        Number of loans                                          6,736            6,566            7,186
                        Volume of loans                                     $  451,404       $  437,105       $  450,602
                        Percent of total volume                                     38%              32%              40%

               Loans Originated For Third Parties:
                    Conventional loans(1):
                        Number of loans                                          3,377            4,882            2,989
                        Volume of loans                                     $  292,283       $  333,673       $  207,937
                    FHA/VA loans:
                        Number of loans                                          3,241            3,315            3,298
                        Volume of loans                                     $  307,128       $  288,752       $  255,601
                    Total loans:
                        Number of loans                                          6,618            8,197            6,287
                        Volume of loans                                     $  599,411       $  622,425       $  463,538
                        Percent of total volume                                     50%              46%              41%
                                                                            ----------       ----------       ----------
                                 Total loan originations                    $1,050,815       $1,059,530       $  914,140
                                                                            ==========       ==========       ==========

               Loans Purchased For R&G Mortgage:
                        Number of loans (3)                                      1,627            3,418            2,506
                        Volume of loans                                     $  145,881       $  307,819       $  207,070
                        Percent of total volume                                     12%              22%              19%
                                 Total loan originations and purchases      $1,196,696       $1,367,349       $1,121,210
                                                                            ==========       ==========       ==========

               GNMA Pools Purchased for R&G Mortgage:
                        Volume of loans                                             --       $   22,487               --


                                                                           Year Ended December 31,
                                                               ----------------------------------------------
                                                                   2000             1999              1998
                                                                   ----             ----              ----
                                                                           (Dollars in Thousands)
                Loans Sold To Third Parties(4):
                     Conventional loans(1):
                         Number of loans                           3,937            6,511              2,513
                         Volume of loans                       $ 332,930        $ 470,443          $ 194,909
                     FHA/VA loans:
                         Number of loans                           4,167            4,255              4,413
                         Volume of loans                       $ 367,868        $ 373,730          $ 298,108
                     Total loans:
                         Number of loans                           8,104            9,434              6,926
                         Volume of loans                       $ 700,798        $ 844,173(3)       $ 493,017
                         Percent of total volume                      59%              62%                44%
                                                               ---------        ---------          ---------
                Adjustments:
                     Loans originated for the Bank             $(451,404)       ($437,105)         ($450,602)
                     Loan amortization                           (18,544)       (  38,863)            (1,479)
                                                               ---------        ---------          ---------
                Increase in loans held for sale                $  25,950        $  69,695          $ 176,112
                                                               =========        =========          =========

                Average Initial Loan Origination Balance:
                     The Bank:
                         Conventional loans(1)                 $      83        $      80          $      82
                         FHA/VA loans                                 --               --                 --
                     Third Parties:
                         Conventional loans(1)                 $      87        $      68          $      70
                         FHA/VA loans                                 95               87                 78
                     Total
                         Conventional loans(1)                 $      84        $      74          $      77
                         FHA/VA loans                                 95               87                 78
                Refinancings(5):
                     The Bank                                         56%              72%                74%
                     Third Parties                                    29%              49%                44%

---------------
(1) Includes non-conforming loans.
(2) All of such loans were secured by real estate.
(3) Includes $63.0 and $123.2 million of loans purchased from another institution, and securitized and sold to the same financial institution 2000 and during 1999, respectively.
(4) Includes loans converted into mortgage-backed securities.
(5) As a percent of the total dollar volume of mortgage loans originated by R&G Mortgage for the Bank (excluding consumer loans) or third parties, as the case may be. In the case of the Bank, refinancings do not necessarily represent refinancings of loans previously held by the Bank.

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

                  R&G Financial customarily sells most of the loans that it originates, except for those originated on behalf of the Bank pursuant to the Master Production Agreement with R&G Mortgage. See "-Lending Activities of the Bank - Origination, Purchases and Sales of Loans." The loans originated by R&G Mortgage (including FHA loans, VA loans and conventional loans) are secured by real property located in Puerto Rico. During the years ended December 31, 2000, 1999 and 1998, R&G Financial sold $637.8 million, $721.0 million and $493.0 million of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of the Bank or loans securitized for other institutions. With respect to such loan sales, $270.8 million or 42.5%, $271.9 million or 37.7%, and $298.1 million or 60.5% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for GNMA serial notes) by R&G Mortgage. These securities were sold through the Bank's Trust Department or indirectly through securities broker-dealers.

                  Conforming conventional loans originated or purchased by the Company are generally sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to securities broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides R&G Financial with flexibility in selling the mortgages which it originates or purchases and also provides income by increasing the value and marketability of the loans.

                  Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called "non-conforming loans") are generally originated on behalf of the Bank by R&G Mortgage and either retained in the Bank's portfolio, sold to financial institutions or other private investors or securitized into "private label" CMOs through grantor trusts or other mortgage conduits and sold through securities broker-dealers. Non-conforming loans consist of jumbo loans or loans that do not satisfy all requirements of FNMA, FHLMC and GNMA at the time of origination of the loan (such as missing tax returns, slightly higher loan-to-value ratios, etc.). R&G Mortgage and the Bank have made no sales of CMOs in securitization transactions during the last three fiscal years. When such transactions are made, either the Bank or R&G Mortgage generally retains the residual certificates issued by the respective trusts as well as the subordinate certificates issued in such transactions. As of December 31, 2000, R&G Mortgage held residual certificates issued in CMO transactions involving R&G Mortgage and the Bank with a fair value of $3.7 million. In addition, the Bank held CMO subordinated certificates and residual certificates from one of its issues with a fair value of $9.3 million at December 31, 2000. See "- Investment Activities."

                  While R&G Financial's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. As of December 31, 2000, R&G Financial had reserves for possible losses related to its recourse obligations of $472,000. At December 31, 2000, R&G Mortgage had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $680.5 million, as compared to $646.3 million and $507.4 million as of December 31, 1999 and 1998, respectively. Of the recourse loans existing at December 31, 2000, approximately $398.0 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $282.5 million in principal amount consisted of non-conforming loans sold to other private investors.

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

                  R&G Financial's servicing portfolio has grown significantly over the past several years. At December 31, 2000, R&G Financial's servicing portfolio totaled $6.6 billion and consisted of a total of 110,874 loans. These amounts include R&G Mortgage's servicing portfolio totaling $6.1 billion and Continental's servicing portfolio totaling $463.0 million at December 31, 2000. At December 31, 2000, R&G Financial's servicing portfolio included $1.1 billion of loans serviced for the Bank or 16.0% of the total servicing portfolio. Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences. Most of R&G Financial's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

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

                  The following table sets forth certain information regarding the total loan servicing portfolio of R&G Financial for the periods indicated.

                                                                                        Year Ended December 31,
                                                                           ----------------------------------------------
                                                                               2000              1999             1998
                                                                               ----              ----             ----
                                                                                         (Dollars in Thousands)
                Composition of Servicing Portfolio at End of
                Period:
                     Conventional and other mortgage loans(1)               $3,447,383       $3,095,920       $2,105,290
                     FHA/VA loans                                            3,186,676        3,081,590        2,722,508
                                                                            ----------       ----------       ----------
                         Total servicing portfolio(2)                       $6,634,059       $6,177,511       $4,827,798
                                                                            ==========       ==========       ==========

                Activity in the Servicing Portfolio:
                     Beginning servicing portfolio                          $6,177,511       $4,827,798       $3,000,888
                                                                            ----------       ----------       ----------
                     Add:  Loan originations and purchases                   1,280,898        1,610,945        1,237,415
                              Servicing of portfolio loans acquired(3)          31,404          552,235        1,109,825
                     Less:  Sale of servicing rights(4)                       (213,959)         (55,515)              --
                              Run-offs(5)                                     (641,795)        (757,952)        (520,330)
                                                                            ----------       ----------       ----------
                     Ending servicing portfolio                             $6,634,059       $6,177,511       $4,827,798
                                                                            ==========       ==========       ==========

                     Number of loans serviced(6)                               110,874          107,302           95,946
                     Average loan size(6)                                   $       60       $       58       $       50
                     Average servicing fee rate(6)                               0.483%           0.530%           0.510%

---------------
(1) Includes non-conforming loans.

(2) At the dates shown, included $1.1 billion, $1.1 billion and $754.6 million of loans serviced for the Bank, respectively, which constituted 16.0%, 17.3% and 15.6% of the total servicing portfolio, respectively.

(3) Includes $496.5 million related to the servicing portfolio acquired as part of the Company's acquisition of Continental in October 1999, and a $1.1 billion servicing portfolio acquired from another Puerto Rico financial institution in November 1998 comprised of approximately 32,400 loans.

(4) Includes loans sold, servicing released, by Continental totaling $172.9 million and $55.5 million in 2000 and 1999, respectively.
(5) Run-off refers to regular amortization of loans, prepayments and foreclosures. Includes transfers in 1998 of $67.7 million of mortgage loans to financial institutions who acquired certain banks whose loans were being serviced by R&G Mortgage.

(6) At December 31, 2000, R&G Mortgage was servicing 12,411 loans for the Bank with an average loan size of approximately $85,000 and at an average servicing rate of 0.25%. Amounts include late and other miscellaneous charges.

                  The following table sets forth certain information at December 31, 2000 regarding the number of, and aggregate principal balance of, the mortgage loans serviced by R&G Financial for the Bank and for third parties at various mortgage interest rates.

                                                            At December 31, 2000
                        ---------------------------------------------------------------------------------------------
                              Loans Serviced                   Loans Serviced                    Total Loans
                               for the Bank                  for Third Parties                    Serviced
                        ----------------------------    ----------------------------    -----------------------------
                        Number of      Aggregate        Number of      Aggregate        Number of       Aggregate
                          Loans    Principal Balance     Loans     Principal Balance      Loans     Principal Balance
                          -----    -----------------     -----     -----------------      -----     -----------------
                                                            (Dollars in Thousands)
Mortgage Interest Rate
Less than 7.00%             277      $   30,691          10,743      $  746,085          11,020       $  776,776
7.00% - 7.49%             2,352         213,427          20,190       1,285,279          22,542        1,498,706
7.50% - 7.99%             3,247         303,345          24,432       1,498,789          27,679        1,802,134
8.00% - 8.49%             2,275         230,669          14,749         850,621          17,024        1,081,290
8.50% - 8.99%             2,610         205,428          14,061         674,613          16,671          880,041
9.50% - 9.99%               620          38,174           5,145         216,909           5,765          255,083
10.00% - 10.49%             411          18,089           4,261         126,423           4,672          144,512
10.50% - 10.99%             160           6,780           1,557          52,900           1,717           59,680
11.00% or more              279           8,662             990          32,976           1,269           41,638
                            180           5,621           2,337          88,578           2,517           94,199
                         ------       ---------          ------       ---------         -------        ---------
                         12,411      $1,060,886          98,465      $5,573,173         110,876       $6,334,059
                         ======       =========          ======       =========         =======        =========

                  The amount of principal prepayments on mortgage loans serviced by R&G Financial was $176.3 million, $162.6 million and $96.5 million for the years ended December 31, 2000, 1999 and 1998 respectively. This represented approximately 2.7%, 2.6% and 2.6% of the aggregate principal amount of mortgage loans serviced during such periods. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Financial to continue to increase the size of its servicing portfolio even in times of high prepayments.

                  Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 2000, 1999 and 1998, the monthly average amount of funds advanced by R&G Financial under such servicing agreements was $5.8 million, $5.5 million and $2.3 million , respectively. Funds advanced by R&G Financial pursuant to these arrangements are generally recovered by R&G Financial within 30 days.

                  In  connection  with  its  loan  servicing   activities,   R&G
Financial holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services.

                  At December 31, 2000, R&G Financial held $104.4 million of such escrow funds, $91.8 million of which were deposited in the Bank and $12.6 million of which were deposited with other financial institutions. The escrow funds deposited with the Bank lower its overall cost of funds and is a means of compensating it for processing mortgages checks received by R&G Mortgage, while the escrow funds deposited with other financial institutions serve as part of R&G Financial's compensating balances which permit the Company to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See "- Sources of Funds - Borrowings."

                  The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 2000, R&G Financial was servicing mortgage loans with an aggregate principal amount of $680.5 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

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

                                                                         Year Ended December 31,
                                          -------------------------------------------------------------------------------------
                                                    2000                          1999                       1998
                                          -------------------------------------------------------------------------------------
                                                        Percent of                     Percent of                   Percent of
                                          Number of     Servicing        Number of     Servicing      Number of     Servicing
                                            Loans       Portfolio          Loans       Portfolio        Loans       Portfolio
                                            -----       ---------          -----       ---------        -----       ---------
Loans delinquent for:
     30-59 days                             5,336         4.81%            5,334         4.97%          6,276          6.54%
     60-89 days                             1,547         1.40             1,559         1.45           1,545          1.61
     90 days or more                        2,300         2.07             2,109         1.97           1,696          1.77
     --                                     -----        -----             -----        -----           -----         -----
         Total delinquencies(1)             9,183         8.28%            9,002         8.39%          9,517          9.92%
                                            =====         ====             =====         ====           =====          ====

Foreclosures pending(2)                     1,845         1.66%            1,262         1.18%            993          1.03%
                                            =====         ====             =====         ====             ===          ====


--------------------

(1) Includes at December 31, 2000, an aggregate of $122.2 million of delinquent loans serviced by R&G Mortgage for the Bank, or 1.84% of the total servicing portfolio and $11.2 million of delinquent loans held in R&G Mortgage's own portfolio.
(2) At December 31, 2000, the Bank had foreclosures pending on $38.2 million of loans being serviced by R&G Mortgage, which constituted 0.58% of the servicing portfolio. R&G Mortgage had foreclosures pending on $12.0 million of loans it is servicing for its own portfolio at December 31, 2000.

                  While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures ("REO") related to R&G Mortgage's mortgage banking business arise primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 2000, 1999 and 1998, R&G Mortgage held REO with a book value of approximately $1.3 million, $128,000 and $128,000, respectively. Sales of REO resulted in gains to R&G Mortgage of $168,000, $209,000 and $26,000 for the years ended December 31, 2000, 1999 and 1998, respectively. There is no liquid secondary market for the sale of R&G Mortgage's REO.

                  With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 2000. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 2000, 1999 and 1998, total expenses related to FHA or VA loans foreclosed amounted to $235,000, $35,000 and $286,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recouped. Such nonrecouped expenses have to date been immaterial.

                  Any significant adverse economic developments in Puerto Rico could result in an increase in defaults or delinquencies on mortgage loans that are serviced by R&G Mortgage or held by R&G Mortgage pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans.

                   Lending Activities from Banking Operations

                  General. At December 31, 2000, R&G Financial's loans receivable, net totaled $1.6 billion, which represented 46.1% of R&G Financial's $3.5 billion of total assets. At December 31, 2000, all but $1.2 million of R&G Financial's loans receivable, net were held by the Bank. The principal category of loans in R&G Financial's portfolio are conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 2000, all but $1.3 million of R&G Financial's first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial's loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

                  Loan Portfolio Composition. The following table sets forth the composition of R&G Financial's loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held in the Bank's loan portfolio.

                                                                                   December 31,
                                           ----------------------------------------------------------------------------------------
                                                       2000                           1999                             1998
                                           ----------------------------------------------------------------------------------------
                                                Amount      Percent           Amount        Percent            Amount       Percent
                                                ------      -------           ------        -------            ------       -------
                                                                              (Dollars in Thousands)
Residential real estate - first
     mortgage                                $ 1,005,371     56.87%        $ 1,099,843     67.75%          $   735,795      66.87%
Residential real estate - second
     mortgage                                     27,419      1.55              13,029      0.80                18,634       1.69
Retail construction                               47,698      2.70              38,950      2.40                23,280       2.12
Commercial construction and land
     acquisition                                 184,906     10.46              78,133      4.81                15,353       1.39
Commercial real estate                           270,459     15.30             204,155     12.57               117,151      10.65
Commercial business                               59,120      3.34              54,231      3.34                46,532       4.23
Consumer loans:
     Loans secured by deposits                    26,926      1.52              20,539      1.27                17,225       1.56
     Real estate secured consumer loans          100,357      5.68              76,944      4.74                85,055       7.73
     Unsecured consumer loans                     45,563      2.58              37,653      2.32                41,381       3.76
                                             -----------     -----         -----------     -----           -----------      -----
         Total loans receivable                1,767,819    100.00%          1,623,477    100.00%            1,100,406     100.00%
                                             -----------    ======         -----------    ======           -----------     ======
Less:
     Allowance for loan losses                   (11,600)                       (8,971)                         (8,055)
     Loans in process                           (125,429)                      (50,622)                        (18,170)
     Deferred loan fees                              909                          (437)                           (166)
     Unearned interest                              (423)                         (440)                           (347)
                                                (136,543)                      (60,471)                        (26,738)
                                             -----------                   -----------                     -----------
     Loans receivable, net(2)                $ 1,631,276                   $ 1,563,007                     $ 1,073,668
                                             ===========                   ===========                     ===========

                                                                  December 31,
                                             -----------------------------------------------------
                                                     1997                             1996
                                             -----------------------------------------------------
                                               Amount     Percent            Amount         Percent
Residential real  estate - first
     mortgage(1)                             $ 476,729     61.25%          $ 370,876         60.75%
Residential real estate - second
     mortgage(1)                                17,831      2.29              15,757          2.58
Retail construction                             13,367      1.72               5,351          0.88
Commercial construction and land
     acquisition                                 5,785      0.74               5,700          0.93
Commercial real estate                          81,722     10.50              69,514         11.39
Commercial business                             39,128      5.03              31,063          5.09
Consumer loans:
     Loans secured by deposits                  12,472      1.60               9,409          1.54
     Real estate secured consumer loans         81,252     10.44              42,893          7.03
     Unsecured consumer loans                   50,103      6.43              59,864          9.81
                                             ---------    ------           ---------        ------
         Total loans receivable                778,389    100.00%            610,427        100.00%
                                             ---------    ======           ---------        ======
Less:
     Allowance for loan losses                  (6,772)                       (3,332)
     Loans in process                           (6,218)                       (2,430)
     Deferred loan fees                            172                            41
     Unearned interest                            (512)                        ( 955)
                                             ---------                     ---------
                                               (13,330)                       (6,676)
                                             ---------                     ---------
     Loans receivable, net(2)                $ 765,059                     $ 603,751
                                             =========                     =========


---------------

(1) Includes $33.9 million and $49.7 million of residential real estate - first mortgage loans which are held by R&G Mortgage at December 31, 1997 and 1996, respectively.
(2) Does not include mortgage loans held for sale of $95.7 million, $77.3 million, $117.1 million, $46.9 million and $54.5 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

                  Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in R&G Financial's total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                               Due 1-5      Due 5 or more
                                                             years after     years after
                                              Due 1 year     December 31,    December 31,
                                               or less          2000            2000          Total(1)
                                             ----------      ----------      ----------       --------
                                                                    (In Thousands)
Residential real estate                      $      122      $    3,078      $1,029,590      $1,032,790
Retail construction                              47,698              --              --          47,698
Commercial real estate(2)                       100,187         235,946         119,232         455,365
Commercial business                              33,130          24,378           1,612          59,120
Consumer:
     Loans on savings                            15,245          11,174             507          26,926
     Real estate secured consumer loans           1,004           6,609          92,744         100,357
     Unsecured consumer loans                    20,765          17,366           7,432          45,563
                                             ----------      ----------      ----------      ----------
Total(3)                                     $  218,151      $  298,551      $1,251,117      $1,767,819
                                             ==========      ==========      ==========      ==========
--------


-----------------------

(1) Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.
(2) Includes $184.9 million of commercial construction and land acquisition loans.
(3) Does not include mortgage loans held for sale.

                  The following table sets forth the dollar amount of total loans due after one year from December 31, 2000, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                     Floating or
                                                    Fixed rate     adjustable-rate       Total
                                                    ----------     ---------------       -----
                                                                   (In Thousands)
Residential real estate.........................    $1,032,790       $     --         $1,032,790
Retail Construction.............................        47,698             --             47,698
Commercial real estate(1).......................       113,343        342,022            455,365
Commercial business.............................        34,605         24,515             59,120
Consumer:
     Loans on savings...........................        26,926             --             26,926
     Real estate secured consumer loans.........       100,357             --            100,357
     Unsecured consumer loans...................        45,563             --             45,563
                                                    ----------        -------          ---------
Total...........................................    $1,401,282       $366,537         $1,767,819
                                                    ==========        =======          =========

---------------------
(1) Includes $184.9 million of commercial construction and land acquisition loans.

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

                                                                                                 Year Ended December 31,
                                                                                        --------------------------------------
                                                                                           2000           1999           1998
                                                                                           ----           ----           ----
                                                                                                 (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
     Residential mortgages................................................              $ 378,398      $ 378,740      $385,416
     Commercial mortgages.................................................                     --             --           265
     Residential construction.............................................                 29,063         26,146        16,766
     Consumer loans.......................................................                 43,943         32,219        48,155
         Total loans originated by R&G Mortgage...........................                451,404        437,105       450,602
Other loans originated:
     Commercial real estate...............................................                150,329        175,803        54,426
     Commercial business..................................................                 48,060         36,222        26,191
     Construction and development.........................................                127,473         54,070        11,365
Consumer loans:
     Loans on deposit.....................................................                 45,474         34,758        27,172
     Real estate secured consumer loans...................................                     --             --            --
     Unsecured consumer loans.............................................                 32,517         29,631         9,970
         Total other loans originated.....................................                403,853        330,484       129,124
     Loans purchased......................................................                128,824        279,489       175,735
         Total loans originated and purchased.............................                984,081      1,047,078       755,461
     Loans sold...........................................................               (105,653)      (133,731)     (282,005)
     Loan principal reductions............................................               (329,591)      (253,534)     (142,560)
     Net increase before other items, net.................................                548,837        659,813       330,896
     Loans securitized and transferred to mortgage-backed securities......               (410,453)      (106,237)           --
                                                                                         --------      ---------     ---------
     Net increase in loan portfolio.......................................               $138,384      $ 553,576      $330,896
                                                                                         ========      =========      ========



                  R&G Financial, through the Bank, originates for both investment and sale mortgage loans secured by residential real estate (secured by both first and second mortgage liens) as well as construction loans (for residential real estate), commercial real estate loans, commercial business loans and consumer loans.

                  R&G Mortgage assists the Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with the Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by the Bank. R&G Mortgage performs the foregoing loan origination services on behalf of the Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from the Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 2000, 1999 and 1998, R&G Mortgage received $8.1 million, $7.5 million and $7.5 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of the Bank. These fees are eliminated in consolidation in R&G Financial's Consolidated Financial Statements. See "- Regulation - R&G Financial
- Limitations on Transactions with Affiliates."

                  The Bank originates commercial real estate, commercial business and consumer loans. Applications for commercial real estate, commercial business and unsecured consumer loans are taken at all of the Bank's branch offices and may be approved by various lending officers of the Bank within designated limits, which are established and modified from time to time to reflect an individual's expertise and experience. All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. In addition, the Management Credit Committee is authorized to approve all loans not exceeding $5.0 million, and the Executive Committee of the Board of Directors is authorized to approve all loans exceeding $5.0 million. All loans originated or purchased by the Bank must be approved by one of the three committees set forth above. Management of the Bank believes that its relatively centralized approach to approving loan applications ensures strict adherence to the Bank's underwriting guidelines while still allowing the Bank to approve loan applications on a timely basis.

                  The Bank also purchases conventional loans secured by first liens on single-family residential real estate from unrelated financial institutions. Such loan purchases are underwritten by the Bank pursuant to the same guidelines as direct loan originations. Loans purchased by the Bank are from time to time securitized by R&G Mortgage and sold by the Bank. During the years ended December 31, 2000, 1999 and 1998, the Bank purchased $128.8 million, $279.5 million and $175.7 million of loans, respectively.

                  During the years ended December 31, 2000, 1999 and 1998, loans sold from banking operations were $105.7 million, $133.7 million and $282.0 million. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC.

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

                  Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 2000, $1.0 billion or 57.9% of R&G Financial's total loans held for investment consisted of such loans, of which all but $1.3 million consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

                  The Bank also originates loans secured by second mortgages on single-family residential properties. At December 31, 2000, $27.4 million or 1.6% of R&G Financial's total loans held for investment consisted of second mortgage loans on single-family residential properties. The Bank offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property's appraised value (including the first mortgage).

                  Construction Loans. The Bank has been active in originating loans to construct single-family residences. These construction lending activities generally are conducted throughout Puerto Rico, although loans are concentrated in areas contiguous to Bank branches. At December 31, 2000, retail construction ("spot") loans amounted to $47.7 million or 2.7% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $184.9 million or 10.5% of total loans held for investment.

                  The Bank offers "spot" loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Bank's construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Bank to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. Thereafter, the permanent loan is made at then market rates, provided that such rate shall not be more than 2% greater than the interim construction rate. R&G Mortgage's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Bank's construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 2000, the Bank's construction loan portfolio included 432 construction/permanent loans with an aggregate principal balance of $47.7 million.

                  The Bank also originates construction loans to developers to develop single family residential properties. The Bank has organized a Construction Loan Department to work primarily with real estate developers. At December 31, 2000, the Bank had 13 residential construction loans outstanding to develop single-family residences with an aggregate principal balance of $36.0 million; commitments for future funding approximate $97.4 million. In addition, the Bank had 5 loans to develop commercial properties with an aggregate principal balance of $6.8 million; commitments for future fnding approximates $9.8 million. All loans are performing in accordance with their terms at December 31, 2000.

                  In addition to the foregoing, at December 31, 2000, the Bank had 31 land acquisition loans with outstanding balances ranging from $29,000 to $4.4 million, and an aggregate balance of $24.9 million, the majority of which were made in connection with projects to construct single-family residences. The Bank and another financial institution, which makes the interim construction loans, have entered into an agreement pursuant to which the Bank is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. The Bank expects to make the permanent construction loan on some of these projects. The Bank has also made a working capital/pre-development loan with an outstanding principal balance of $10.0 million at December 31, 2000, which is secured by land.

                  The Bank  intends to continue to increase its  involvement  in single-family residential construction lending. Such loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Bank has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value (80% with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 2000, $487,000 of the Bank's retail construction loans were classified as non-performing. As of such date, no commercial construction or land acquisition loans were non-performing.

                  Commercial Real Estate Loans. The Bank also originates mortgage loans secured by commercial real estate. At December 31, 2000, $270.5 million or 15.3% of R&G Financial's total loans held for investment consisted of such loans. As of such date, the Bank's commercial real estate loan portfolio consisted of approximately 1,084 loans with an average principal balance of $250,000. At December 31, 2000, $11.9 million of the Bank's commercial real estate loans were classified as nonperforming.

                  Commercial real estate loans originated by the Bank are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Although terms vary, commercial real estate loans generally are amortized over a period of 7-15 years and have maturity dates of five to seven years. The Bank will originate these loans with interest rates which adjust monthly in accordance with a designated prime rate plus a margin, which generally is negotiated at the time of origination. Such loans will have a floor but no ceiling on the amount by which the rate of interest may adjust over the loan term. Loan-to-value ratios on the Bank's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.20 or more. It is also the Bank's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

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

                  Commercial Business Loans. The Bank offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Bank also generally obtains personal guarantees from the principals of the borrowers. At December 31, 2000, commercial business loans amounted to $59.1 million or 3.3% of total loans held for investment. Although the Bank has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

                  Consumer Loans. The Bank originates real estate secured consumer loans. Such loans generally have shorter terms and higher interest rates than other mortgage loans. At December 31, 2000, $172.8 million or 9.8% of the Bank's total loans held for investment consisted of consumer loans. This amount is comprised mostly of real estate secured consumer loans (which are originated by R&G Mortgage), but the Bank also offers loans secured by deposit accounts, credit card loans and other secured and unsecured consumer loans. Most of the Bank's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although the Bank has begun to increase its emphasis on collateralized consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

                  The Bank currently offers loans secured by deposit accounts, which amounted to $26.9 million at December 31, 2000. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The Bank offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Real estate secured consumer loans have a maximum term of 10 years, which may be extended within the sole discretion of the Bank, and an interest rate which is set at a fixed rate based on market conditions. The Bank secures the loan with a first or second mortgage on the property, including loans where another institution holds the first mortgage. At December 31, 2000, real estate secured consumer loans totaled $100.4 million. At December 31, 2000, credit card receivables totaled $13.8 million.

                  Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. At December 31, 2000, $1.2 million of consumer loans were classified as non-performing.

                  Asset Quality. When a borrower fails to make a required payment on a loan, R&G Financial attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made between the 10th and 15th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While R&G Financial generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent in the case of mortgage loans, R&G Financial does institute foreclosure or other proceedings, as necessary, to minimize any potential loss. In the case of consumer loans, the Bank refers the file for collection action after 60 days.

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

                                                                                  December 31,
                                                            -------------------------------------------------------
                                                            2000         1999        1998        1997          1996
                                                            ----         ----        ----        ----          ----
                                                                           (Dollars in Thousands)
Non-accruing loans:
     Residential real estate(1)...................         $79,234      $47,413     $32,973     $21,619      $12,991
     Residential construction.....................             487          478         441         368          363
     Commercial real estate.......................          11,881        9,005       6,463       6,000        3,141
     Commercial business..........................           1,414        1,255       3,224         765          823
     Consumer unsecured...........................           1,186          802       1,358       1,217          686
     Other........................................              --           61          67         117          726
                                                          --------      -------     -------     -------   ----------
         Total....................................          94,202       59,014      44,526      30,086       18,730
                                                          --------      -------     -------     -------   ----------
Accruing loans greater than 90 days delinquent:
     Residential real estate......................              --           --          --          --           --
     Residential construction.....................              --           --          --          --           --
     Commercial real estate.......................              --           --          --          --           --
     Commercial business..........................             420           63          61          54           22
     Consumer.....................................             360          274         357         172          134
                                                          --------      -------     -------     -------   ----------
         Total accruing loans greater than
              90 days delinquent..................

                                                               780          337         418         226          156
                                                          --------      -------     -------     -------   ----------
         Total non-performing loans...............          94,982       59,351      44,944      30,312       18,886
                                                          --------      -------     -------     -------   ----------
Real estate owned, net of reserves................           9,056        5,852       4,041       1,715          834
Other repossessed assets..........................             583          466         237          85           31
                                                          --------      -------     -------     -------   ----------
                                                             9,639        6,318       4,278       1,800          865
                                                          ========      =======     =======     =======      =======
Total non-performing assets.......................        $104,621      $65,669     $49,222     $32,112      $19,751
         Total non-performing loans as a
              percentage of total loans (2).......            5.38%        3.66%       4.08%       3.89%        3.09%
                                                          ========      =======     =======     =======      =======
         Total non-performing assets as a
              percentage of total assets..........            2.96%        2.26%       2.41%       2.12%        1.90%
                                                          ========      =======     =======     =======      =======

----------------------

(1) Includes $6.2 million, $6.1 million, $5.3 million, $2.6 million and $1.1 million consumer loans held by the Bank secured by first and second mortgages on residential real estate at December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Also includes $17.6 million, $5.9 million, $4.3 million and $2.8 million residential real estate loans secured by first mortgages held by R&G Mortgage at December 31, 2000, 1999, 1998 and 1997, respectively.

(2) While the ratio of non-performing loans to total loans increased from 3.66% to 5.38% from December 31, 1999 to December 31, 2000, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during the last two quarters of 2000, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, during the years ended December 31, 2000 and 1999, the ratio of non-performing loans to total loans would have been 4.37% and 3.44%, respectively.


                  While the level of total non-performing assets of R&G Financial has increased on an absolute basis during the periods presented, from $19.8 million at December 31, 1996 to $104.6 million at December 31, 2000, R&G Financial's net loans receivable portfolio has increased by 170% during this period, from $603.8 million at December 31, 1996 to $1.6 billion at December 31, 2000.

                  While non-performing loans amounted to $95.0 million at December 31, 2000, as compared to $59.4 million at December 31, 1999, $31.8 million or 89.3% of such increase consisted of residential mortgage loans. Because of the nature of the collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.17% during 2000, as compared to 0.25% during 1999. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, loan charge-offs have historically been lower than in the United States.

                  Non-performing residential loans increased by $31.8 million or 67.1% from December 31, 1999 to December 31, 2000. The average loan balance on non-performing mortgage loans amounted to $59,000 at December 31, 2000. As of such date, 808 loans with an aggregate balance of $53.1 million (including 134 consumer loans secured by real estate with an aggregate balance of $2.9 million) were in the process of foreclosure. The total delinquency ratio (including loans past due less than 90 days) on residential mortgages of the Bank, excluding consumer loans secured by real estate, increased from 7.11% in 1999 to 8.55% in 2000. The Company's loss experience on such portfolio has been minimal over the last several years.

                  Non-performing commercial real estate loans increased by $2.9 million or 31.9% from $9.0 at December 31, 1999 to $11.9 million at December 31, 2000. The number of loans delinquent over 90 days amounted to 92 loans at December 31, 2000, with an average balance of $129,000. The largest non-performing commercial real estate loan as of December 31, 2000 had a balance of $564,000.

                  Non-performing commercial business loans consist of 65 loans. Such loans include 12 loans with an aggregate balance of $451,000 which are 90% guaranteed by the Small Business Administration, 47 commercial leases amounting to $788,000 and 6 other commercial business loans with an aggregate balance of $175,000. These loans have a combined average loan size of $22,000. The largest non-performing commercial business loan as of December 31, 2000 had a $199,000 balance.

                  At December 31, 2000, R&G Financial's five largest loans-to-one borrower and their related entities amounted to $21.7 million, $19.5 million, $18.7 million, $15.9 million and $14.3 million. All of such loans concentrations were performing at December 31, 2000.

                  At December 31, 2000, R&G Financial's allowance for loan losses totaled $11.6 million, which represented a $2.6 million or 29.3% increase from the level maintained at December 31, 1999. At December 31, 2000, R&G Financial's allowance represented approximately 0.66% of the total loan portfolio and 12.21% of total non-performing loans, as compared to 0.55% and 15.11% at December 31, 1999. The increase in the allowance for loan losses reflected the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

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


                                                                                    At and For the Year Ended December 31,
                                                                           -------------------------------------------------------
                                                                           2000       1999        1998          1997          1996
                                                                           ----       ----        ----          ----          ----
                                                                                                (Dollars in Thousands)

Balance at beginning of period ......................................   $ 8,971     $ 8,055     $ 6,772       $ 3,332       $ 3,510
                                                                        -------     -------     -------       -------       -------
Charge-offs:
     Residential real estate ........................................        38          17          73            13            45
     Construction ...................................................        --          --          --            --            50
     Commercial real estate .........................................       468         353          --           170            --
     Commercial business ............................................     1,539       1,548       1,485           480           110
     Consumer .......................................................     1,940       2,518       4,455         3,953         1,922
     Other ..........................................................        --           4          --           761         2,535
                                                                        -------     -------     -------       -------       -------
         Total charge-offs ..........................................     3,985       4,440       6,013         5,377         4,662
                                                                        -------     -------     -------       -------       -------
Recoveries:
     Residential real estate ........................................        --          --          --            21            --
     Commercial real estate .........................................        80          69          --            50            --
     Commercial business ............................................       381         332          20            32            31
     Consumer .......................................................       402         429         312           344           195
     Other ..........................................................        --          --          --         2,000            --
                                                                        -------     -------     -------       -------       -------
         Total recoveries ...........................................       863         830         332         2,447           226
                                                                        -------     -------     -------       -------       -------
Net charge-offs .....................................................     3,122       3,610       5,681         2,930         4,436
                                                                        -------     -------     -------       -------       -------
Allowance for loan losses acquired
     from Fajardo Federal............................................        --          --         364            --            --

Provision for losses on loans .......................................     5,751       4,525       6,600         6,370         4,258
                                                                        -------     -------     -------       -------       -------
Balance at end of period ............................................   $11,600     $ 8,971     $ 8,055       $ 6,772       $ 3,332
                                                                        =======     =======     =======       =======       =======
Allowance for loan losses as a percent of total loans outstanding ...
                                                                           0.66%       0.55%        .74%          .87%          .55%
                                                                        =======     =======     =======       =======       =======
Allowance for loan losses as a percent of non-
performing loans.....................................................     12.21%      15.11%      17.92%        22.34%        17.64%
                                                                        =======     =======     =======       =======       =======
Ratio of net charge-offs to average loans
     outstanding.....................................................      0.17%        .25%        .55%         0.40%         0.75%
                                                                        =======     =======     =======       =======       =======

                  The following table sets forth information concerning the allocation of R&G Financial's allowance for loan losses (which is maintained on the Bank's loan portfolio) by loan category at the dates indicated.

                                                                           December 31,
                                    ------------------------------------------------------------------------------------
                                             2000                             1999                         1998
                                    --------------------------      ----------------------       -----------------------
                                                    Percent of                  Percent of                   Percent of
                                                  Loans in Each               Loans in Each                Loans in Each
                                                   Category to                 Category to                  Category to
                                     Amount        Total Loans      Amount     Total Loans       Amount     Total Loans
                                     ------        -----------      ------     -----------       ------     -----------
                                                                    (Dollars in Thousands)
Residential real estate.......      $ 1,278          11.02%         $ 1,419       15.82%         $ 1,272          15.79%
Construction .................          432           3.72              186        2.07               46           0.57
Commercial real estate........        4,880          42.07            3,258       36.32            2,655          32.96
Commercial business ..........        1,321          11.39            1,063       11.85            1,033          12.82
Consumer .....................        3,689          31.80            3,045       33.94            3,049          37.86
                                    -------         ------          -------      ------          -------         ------
Total ........................      $11,600         100.00%         $ 8,971      100.00%         $ 8,055         100.00%
                                    =======         ======          =======      ======          =======         ======

                                                                       December 31,
                                             ------------------------------------------------------------
                                                        1997                              1996
                                             --------------------------        --------------------------
                                                            Percent of                        Percent of
                                                          Loans in Each                     Loans in Each
                                                           Category to                       Category to
                                             Amount        Total Loans         Amount        Total Loans
                                             ------        -----------         ------        -----------
                                                              (Dollars in Thousands)
Residential real estate.................        $593           8.76%           $810              24.31%
Construction............................           7           0.10              51               1.53
Commercial real estate..................       1,386          20.47             489              14.68
Commercial business.....................         806          11.90             109               3.27
Consumer................................       3,980          58.77           1,873              56.21
                                              ------         ------          ------             ------
Total...................................      $6,772         100.00%         $3,332             100.00%
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

                  As discussed under "- Mortgage Banking Activities," R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage's securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. At December 31, 2000, R&G Mortgage held GNMA mortgage-backed securities with a fair value of $12.0 million which are classified as held for trading. Such securities generally remain in R&G Mortgage's portfolio for between 90 and 180 days. In addition, as of such date, R&G Mortgage held GNMA and FHLMC mortgage-backed securities with a fair value of $408.0 million and $11.7 million, respectively, which are classified as available for sale. At December 31, 2000, R&G Mortgage's CMO interest-only residuals and interest only strips, which are classified as available for sale, had an amortized cost of $8.5 million and a fair value of $8.5 million.

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

                  At  December  31,  2000,  the  Bank's   securities   portfolio
consisted of $23.5 million of securities held for investments, consisting of $10.7 million of tax-free mortgage-backed securities, $9.1 million of other mortgage backed securities, and $1.0 million of Puerto Rico Government obligations and other Puerto Rico securities. In addition, at December 31, 2000, the Bank had a securities portfolio classified as available for sale with a fair value of $1.0 billion, consisting of $90.9 million of tax-free mortgage-backed securities, $527.9 million of FHLMC and FNMA mortgage-backed securities, $46.0 million of FHLB stock, $14.7 million of CMOs certificates, CMO interest-only residuals and interest only strips, $5.2 million corporate debt obligations and $317.1 million of U.S. Government agency securities, the interest on which is tax-exempt to the Company.

                  The  Bank's  Treasury  Department  from time to time  conducts certain trading activities mainly through investments in U.S. Treasury securities. However, at December 31, 2000 no securities for trading were held by the Bank.

                  At  December  31,  2000,   $380.9  million  or  24.5%  of  R&G
Financial's mortgage-backed and investment securities were pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

                  The following table presents certain information regarding the composition and period to maturity of R&G Financial's securities portfolio held to maturity as of the dates indicated below. All of such securities are assets of the Bank.

                                                                                    December 31,
                                                  ----------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                  ---------------------------------------     -------------------------------------
                                                                                 Weighted                                 Weighted
                                                    Carrying                      Average       Carrying                   Average
                                                     Value     Market Value       Yield          Value     Market Value     Yield
                                                  -----------  ------------    ----------     ----------   ------------    --------
                                                                                 (Dollars in Thousands)
Mortgage-backed securities:
GNMA
     Due within one year.......................      $    2       $     3       10.00%         $    --      $    --             --%
     Due from one-five years...................          --            --          --               15           16          10.00
     Due from five-ten years...................       8,865         8,605        5.79           10,660       10,391           5.79
     Due over ten years........................       1,845         1,766        6.17            2,133        2,074           6.17
FNMA
     Due within one year.......................          --            --          --               --           --             --
     Due from one-five years...................          --            --          --               --           --             --
     Due from five-ten years...................          --            --          --               --           --             --
     Due over ten years........................       8,947         9,145        7.08           10,252       10,644           7.09
FHLMC
     Due within one year.......................          --            --          --               --           --             --
     Due from one-five years...................          --            --          --               --           --             --
     Due from five-ten years...................          --            --          --               --           --             --
     Due over ten years........................         160           154        6.57              189          180           5.58
Investment securities:
Puerto Rico Government
         obligations
         Due within one year...................          --            --          --               --           --             --
         Due from one-five years...............       1,948         1,948        5.88            1,280        1,272           5.85
         Due from five-ten years...............       1,755         1,755        5.98            4,158        4,132           5.95
         Due over ten years....................          --            --          --               --           --             --
         U.S. Treasury and Government
              Agency
         Due within one year...................          --            --          --               --           --             --
                                                    -------       -------                      -------      -------
         Total securities held for
              investment.......................     $23,522       $23,376        6.34%         $28,687      $28,709           6.31%
                                                    =======       =======        ====          =======      =======           ====

                                                            December 31,
                                             ----------------------------------------
                                                               1998
                                             ----------------------------------------
                                             Carrying                      Weighted
                                               Value   Market Value     Average Yield
                                               -----   ------------     -------------
                                                    (Dollars in Thousands)
Mortgage-backed securities:
GNMA
     Due within one year ..............      $    --      $    --            --%
     Due from one-five years ..........           27           29         10.00
     Due from five-ten years ..........       13,025       12,752          5.79
     Due over ten years ...............        2,360        2,306          6.17
FNMA
     Due within one year ..............           --           --            --
     Due from one-five years ..........           --           --            --
     Due from five-ten years ..........           --           --            --
     Due over ten years ...............       12,608       12,944          7.13
FHLMC
     Due within one year ..............           --           --            --
     Due from one-five years ..........           --           --            --
     Due from five-ten years ..........           --           --            --
     Due over ten years ...............          236          230          5.99
Investment securities:
     Puerto Rico Government obligations
        Due within one year ...........           --           --            --
        Due from one-five years .......           --           --            --
        Due from five-ten years .......        5,945        5,979          5.80
        Due over ten years ............           --           --            --
     U.S. Treasury and Government
     Agency
        Due within one year ...........          399          400          5.40
        Due from one-five years .......           --           --            --
        Due from five-ten years .......           --           --            --
        Due over ten years ............           --           --            --
                                            --------     -------
         Total securities held for
              investment ..............     $ 34,600     $34,640           6.31%
                                            ========     =======           ====

                  The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                                             December 31,
                                                                --------------------------------------------------------------------
                                                                                 2000                             2000
                                                                --------------------------------------------------------------------
                                                                                           Weighted                         Weighted
                                                                 Amortized                  Average    Amortized            Average
                                                                   Cost       Fair Value     Yield       Cost    Fair Value  Yield
                                                                   ----       ----------     -----       ----    ----------  -----
                                                                                          (Dollars in Thousands)
Mortgage-backed securities available for sale:
     GNMA
         Due within one year ..............................    $       --    $       --         --%   $     --    $     --     --%
         Due from one-five years ..........................            26            26       8.50          --          --      --
         Due from five-ten years ..........................        10,492        10,419       5.68          --          --      --
         Due over ten years ...............................       584,419       576,869       6.62     570,749     563,533    6.62
     FNMA mortgage-backed securities
         Due within one year ..............................            --            --         --          --          --      --
         Due from one-five years ..........................            --            --         --          --          --      --
         Due from five-ten years ..........................           634           634       6.50         741         719    6.50
         Due over ten years ...............................        98,779        99,968       7.15     110,855     109,705    7.15
     FHLMC mortgage-backed securities
         Due within one year ..............................            13            13       9.00          --          --      --
         Due from one-five years ..........................           132           130       8.94          99          99    8.79
         Due from five-ten years ..........................         1,587         1,587       6.61       1,891       1,841    6.77
         Due over ten years ...............................       434,865       437,227       7.26      14,586      14,036    6.87
     CMO residuals and other mortgage-backed securities (1)
         Due within one year ..............................            --            --         --          --          --      --
         Due from one-five years ..........................        10,710        10,190      12.00       8,886       8,886   12.00
         Due from five-ten years ..........................            --            --         --          --          --      --
         Due over ten years ...............................        10,688        13,037       8.08      11,823      13,886    8.07
Investment securities available for sale(1)
     U.S. Treasury
         Due within one year ..............................            --            --         --       4,998       4,945    4.50
         Due from one-five years ..........................            --            --         --          --          --      --
         Due from five-ten years ..........................            --            --         --          --          --      --
         Due over ten years ...............................            --            --         --          --          --      --
     U.S. Government & Agencies ...........................            --            --         --          --          --      --
         Due within one year ..............................         8,500         8,446       5.48          --          --      --
         Due from one-five years ..........................       192,763       193,298       6.26     133,956     130,950    6.19
         Due from five-ten years ..........................       114,881       115,352       7.30      92,237      89,444    7.28
         Due over ten years ...............................            --            --         --          --          --      --
     Corporate debt obligations
         Due within one year ..............................            --            --         --          --          --      --
         Due from one-five years ..........................            --            --         --          --          --      --
         Due from five-ten years ..........................         5,097         5,202       6.80          --          --      --
         Due over ten years ...............................            --            --         --          --          --      --
     FHLB stock ...........................................        45,973        45,973       7.30      32,825      32,825    6.75
                                                               ----------    ----------               --------    --------
                                                               $1,519,559    $1,518,371       6.90%   $983,646    $970,869    6.75%
                                                               ==========    ==========       ====    ========    ========    ====
Securities held for trading:
     GNMA certificates ....................................    $   11,630    $   12,038       7.28%   $ 43,303    $ 43,564    5.27%
     CMO certificates .....................................            --            --         --          --          --      --
     CMO residuals ........................................            --            --         --          --          --      --
     U.S. Treasury Bills ..................................            --            --         --          --          --      --
                                                               ----------    ----------               --------    --------
                                                               $   11,630    $   12,038       7.28%   $ 43,303    $ 43,564    5.27%
                                                               ==========    ==========       ====    ========    ========    ====


                          (Footnotes on following page)

                                                             December 31,
                                                  -------------------------------------
                                                                 1998
                                                  -------------------------------------
                                                                             Weighted
                                                   Amortized                  Average
                                                     Cost       Fair Value     Yield
                                                     ----       ----------     -----
                                                         (Dollars in Thousands)
Mortgage-backed securities available for sale:
     GNMA
         Due within one year .................    $     --    $     --          --%
         Due from one-five years .............          --          --          --
         Due from five-ten years .............          --          --          --
         Due over ten years ..................      55,159      55,159        6.41
     FNMA mortgage-backed securities
         Due within one year .................          --          --          --
         Due from one-five years .............          --          --          --
         Due from five-ten years .............          --          --          --
         Due over ten years ..................       8,092       8,161        6.96
     FHLMC mortgage-backed securities
         Due within one year .................          --          --          --
         Due from one-five years .............          89          91        8.83
         Due from five-ten years .............         240         244        8.99
         Due over ten years ..................      21,369      21,724        6.86
     CMO residuals and other mortgage-backed
         securities (1)
         Due within one year .................          --          --          --
         Due from one-five years .............          --          --          --
         Due from five-ten years .............          --          --          --
         Due over ten years ..................       7,845       9,661       8.125
Investment securities available for sale(1)
     U.S. Treasury
         Due within one year .................          --          --          --
         Due from one-five years .............       4,995       4,991        4.50
         Due from five-ten years .............          --          --          --
         Due over ten years ..................          --          --          --
     U.S. Government & Agencies
         Due within one year .................          --          --          --
         Due from one-five years .............      38,100      38,106        5.64
         Due from five-ten years .............       5,010       5,000        6.72
         Due over ten years ..................          --          --          --
     FHLB stock ..............................      11,405      11,405        7.21
                                                  --------    --------
                                                  $152,304    $154,542        6.41%
                                                  ========    ========        ====
Securities held for trading:
     GNMA certificates .......................    $427,915    $443,399        6.69%
     CMO certificates ........................          --          --          --
     CMO residuals ...........................       7,134       7,147        8.00
     U.S. Treasury Bills .....................          --          --          --
                                                  --------    --------
                                                  $435,049    $450,546        6.71%
                                                  ========    ========        ====

                          (Footnotes on following page)

--------------------

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

                  The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within HUD which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $252,700 ($275,000 effective January 1, 2001.) To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

                  The FDIC has issued a statement of policy which states,  among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 2000, the Bank's CMOs, and interest-only securities and residuals, which had a fair value of $14.7 million, were designated as "high-risk mortgage securities" and classified as available for sale.

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

                  Deposits. Deposits are the major sources of the Bank's funds for lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $749.1 million of certificates of deposit with balances of $100,000 or more, which amounted to 44.7%of the Bank's total deposits at December 31, 2000. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

                  The Bank attempts to price its deposits in order to promote deposit growth. The Bank regularly evaluates the internal costs of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers on a regular basis, although at December 31, 2000 it held $184.3 million of deposits acquired from money desks in the United States.

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

                                                               December 31,
                             ------------------------------------------------------------------------------
                                          2000                     1999                     1998
                             --------------------------   ------------------------ ------------------------
                                 Average   Average Rate   Average    Average Rate   Average   Average Rate
                                 Balance       Paid       Balance        Paid       Balance       Paid
                                 -------       ----       -------        ----       -------       ----
                                                         (Dollars in Thousands)
Passbook .................    $  113,660       3.73%    $  112,107       3.74%     $ 88,754       3.75%
NOW and Super NOW accounts       134,573       3.93        126,300       3.95        99,336       3.93
Checking .................        40,455         --         41,128         --        39,052         --
Commercial checking(1) ...       110,937         --        111,146         --        77,329         --
Certificates of deposit ..     1,106,294       6.43        762,856       5.83       522,016       5.98
                              ----------                ----------                 --------
     Total deposits ......    $1,505,919       5.36%    $1,153,537       4.65%     $826,487       4.65%
                              ==========       ====     ==========       ====      ========       ====

------------------

(1) Includes $91.8 million, $92.4 million and $109.9 million of escrow funds of R&G Mortgage at December 31, 2000, 1999 and 1998, respectively, maintained with the Bank.

                  The following table sets forth the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 2000.

                                                      Amount
                                                  --------------
                                                  (In Thousands)
Certificates of deposit maturing:
Three months or less.......................          $221,196
Over three through six months..............           178,235
Over six through twelve months.............           180,384
Over twelve months.........................           169,266
                                                      -------
         Total.............................          $749,081
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

                  Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 2000, R&G Financial had $827.7 million of reverse repurchase agreements outstanding, $396.9 million of which represented borrowings of R&G Mortgage. At December 31, 2000, the weighted average interest rate on R&G Financial's reverse repurchase agreements amounted to 6.75%.

                  R&G Financial's loan originations are also funded by borrowings under various warehouse lines of credit provided by various commercial banks ("Warehouse Lines"). At December 31, 2000, R&G Financial was permitted to borrow under such Warehouse Lines up to $243.4 million, $64.4 million of which was drawn upon and outstanding as of such date. The Warehouse Lines are used by R&G Financial to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when payment from the sale of the funded loan is received, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by a general assignment of mortgage payments receivable and an assignment of certain mortgage servicing rights. Certain of these warehousing lines of credit impose restrictions with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared. Management of R&G Financial believes that as of December 31, 2000, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

                  The interest rate on funds borrowed pursuant to the Warehouse Lines is based on Libor rates plus a negotiated amount. By maintaining compensating balances, R&G Financial is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by R&G Financial for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 2000, the weighted average interest rate being paid by R&G Financial under its Warehouse Lines amounted to 7.85%.

                  Although the Bank's primary source of funds is deposits, the Bank also borrows funds on both a short and long-term basis. The Bank actively utilizes 936 Notes as a primary borrowing source. The 936 Notes have original terms to maturity of between five and seven years and bear interest payable quarterly for variable interest rate notes and semiannually for fixed interest rate notes. The Bank is able to obtain such low cost funds by investing the proceeds in eligible activities as proscribed under Puerto Rico law, which provide tax advantages under Puerto Rico tax laws and under U.S. federal tax laws for U.S. corporations which are operating in Puerto Rico pursuant to
Section 936 of the Code. At December 31, 2000, the Bank had $35.5 million of 936 Notes outstanding, all maturing in 2001. The 936 Notes contain certain provisions which indemnify the holders thereof from the federal tax liability which would be incurred, plus any penalties and interest, if the Bank did not invest the proceeds as required in eligible activities, and also provide for a "gross up" provision which permits the Bank to continue the obligation at an adjusted interest rate based on LIBOR in the event the interest on the 936 Notes is subject in whole or in part to federal and/or Puerto Rico income tax.

                  The Bank obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the Bank have been met. FHLB of New York advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of New York are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2000, the Bank had access to $634.2 million in advances from the FHLB of New York, and had 14 FHLB of New York advances aggregating $505.0 million outstanding as of such date, which mature at various dates commencing in January 2, 2001 through October 20, 2005 and have a weighted average interest rate of 6.42 %. In addition, at December 31, 2000, the Bank maintained $36.8 million in standby letters of credit with the FHLB of New York, which secured $35.5 million of outstanding 936 Notes payable. At December 31, 2000, the Bank had pledged specific collateral aggregating $732.8 million to the FHLB of New York under its advances program and to secure the letters of credit. The Bank maintains collateral with the FHLB of New York in excess of applicable requirements in order to facilitate any necessary additional borrowings by the Bank in the future.

                  The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.

                                                                             At or For the Year Ended
                                                                                   December 31,
                                                                        -------------------------------
                                                                        2000         1999          1998
                                                                        ----         ----          ----
                                                                           (Dollars in Thousands)
R&G Mortgage:
Securities sold under agreements to repurchase:
     Average balance outstanding .................................    $450,443     $365,177     $354,786
     Maximum amount outstanding at any month-end during the period     499,626      493,527      415,960
     Balance outstanding at end of period ........................     494,353      493,527      415,960
     Average interest rate during the period .....................        6.69%        5.52%        5.73%
     Average interest rate at end of period ......................        6.92%        6.15%        5.46%
Notes Payable:
     Average balance outstanding .................................    $117,085     $127,565     $102,047
     Maximum amount outstanding at any month-end during the period
                                                                       143,114      154,922      152,060
     Balance outstanding at end of period ........................      85,030       56,907      107,648
     Average interest rate during the period .....................        6.41%        6.67%        7.07%
     Average interest rate at end of period ......................        8.06%        6.89%        6.43%

The Bank:
FHLB of New York advances:
     Average balance outstanding .................................    $438,276     $222,575     $ 94,025
     Maximum amount outstanding at any month-end during the period
                                                                       510,500      384,000      160,100
     Balance outstanding at end of period ........................     505,000      384,000      121,000
     Average interest rate during the period .....................        6.34%        5.31%        5.55%
     Average interest rate at end of period ......................        6.42%        5.75%        5.25%
Securities sold under agreements to repurchase:
     Average balance outstanding .................................    $392,755     $187,857     $ 55,915
     Maximum amount outstanding at any month-end during the period     430,852      327,009       79,513
     Balance outstanding at end of period ........................     430,852      327,009       75,222
     Average interest rate during the period .....................        6.47%        5.77%        5.57%
     Average interest rate at end of period ......................        6.60%        5.73%        5.35%
Notes Payable:
     Average balance outstanding .................................    $ 69,663     $ 84,463     $ 84,100
     Maximum amount outstanding at any month-end
         during the period .......................................      76,263       84,100       84,100
     Balance outstanding at end of period ........................      53,828       75,800       84,100
     Average interest rate during the period .....................        6.03%        6.53%        6.45%
     Average interest rate at end of period ......................        6.75%        6.00%        5.74%

                          Trust and Investment Services

                  R&G Financial also provides trust and investment services through the Bank's Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 2000, the Bank's Trust Department administered trust accounts with aggregate assets of $51.1 million as of such date. In addition, during the year ended December 31, 2000, the Bank's Trust Department sold $33.1 million of GNMA mortgage-backed securities. The Bank receives fees dependent upon the level and type of service provided. The administration of the Bank's Trust Department is performed by the Trust Committee of the Board of Directors of the Bank.

                                    Personnel

                  As of December 31, 2000, R&G Financial (on a consolidated basis) had 1,295 full-time employees and 53 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.

                                   Regulation

                  Set forth below is a brief description of certain laws and regulations which, together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which R&G Financial and its subsidiary companies are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

R&G Financial

                  General. R&G Financial is a registered financial holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). R&G Financial, as a financial holding company, is subject to regulation and supervision by the Federal Reserve Board and the OCFI. R&G Financial is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the OCFI.

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

                  The Gramm-Leach-Bliley Act, described under "- Recent Legislation" below, amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that financial subsidiaries of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but that (i) the 10% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the bank to the financial subsidiary is to be considered a loan made by the bank.

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

                  The Master Purchase Agreement provides for the sale by the Bank to R&G Mortgage of the servicing rights to all first and second mortgage loans secured by residential properties which become part of the Bank's loan portfolio once the related loans are sold. R&G Mortgage services all other loans held in the Bank's loan portfolio (including single-family residential loans retained by the Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Master Purchase Agreement further provides that R&G Mortgage exclusively will service such loans and that the Bank will process payments of such loans, all according to a fee schedule. See " - Mortgage Banking Activities - Loan Originations, Purchases and Sales of Loans."

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

                  Recent Legislation. The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, revises and expands the existing provisions of the BHCA by including a new section that permits a bank holding company to elect to become a financial holding company, which may engage in a full range of financial activities. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed. R&G Financial applied for and became a financial holding company in 2000.

                  Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature,
(ii) incidental to such financial activity, or (iii) complementary to a financial activity and which does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be "financial in nature": (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing;
(f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities and (h) merchant banking activities.

                  In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of "financial" or "incidental" activities, but requires consultation with the U.S. Treasury, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is "complementary" to a financial activity and does not "pose a substantial risk to the safety and soundness of depository institutions or the financial system generally."

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

                  FDIC Insurance Premiums. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital: "well capitalized," "adequately capitalized" and "undercapitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The Bank was classified as a "well-capitalized" institution as of December 31, 2000.

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

                  The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2000, the Bank met each of its capital requirements.

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

                  Under the Puerto Rico Banking Law, the Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank, plus 15% of 50% of undistributed earnings for "well capitalized" institutions. As of December 31, 2000, the legal lending limit for the Bank under these provisions was approximately $22.0 million and its maximum extension of credit to any one borrower was $21.5 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions on the amount of loans to subsidiaries of banks, or loans that are secured by mortgages by real estate, or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. Loans to non-banking affiliates of the Bank, are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act. The Puerto Rico Banking Law also authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the bank must be sold in a private or public sale within one year from the date of purchase. The Bank may repurchase its own stock for the purpose of reducing its capital, subject to the approval of the OCFI.

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

Mortgage Banking Subsidiaries

                  The mortgage banking business conducted by R&G Mortgage, The Mortgage Store and Continental are subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and, with respect to VA loans, fix maximum interest rates. Moreover, lenders are required annually to submit to FNMA, FHA, FHLMC, GNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The affairs of these subsidiaries are also subject to supervision and examination by FNMA, FHA, FHLMC, GNMA, HUD and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder.

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

                  The mortgage subsidiaries are required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), and Regulation B promulgated thereunder, which prohibit creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, and restrict creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loan increases as a result of information obtained from a consumer credit agency, another statute, The Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with the name and address of the reporting agency.

                  The Federal Real Estate Settlement Procedures Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the mortgage subsidiaries in any escrow account for the payment of taxes, insurance premiums or other charges.

                  R&G Mortgage and The Mortgage Store are also subject to regulation by the OCFI, with respect to, among other things, licensing requirements and the record-keeping, examination and reporting requirements of the Puerto Rico Mortgage Banking Institutions Law (the "Mortgage Banking Law"). R&G Mortgage and The Mortgage Store are licensed by the OCFI as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, neither R&G Mortgage nor The Mortgage Store has not had any difficulty in renewing its authorization to act as a mortgage banking institution, and management is unaware of any existing practices, conditions or violations which would result in either company being unable to receive such authorization in the future.

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

                  As is the case with the Bank, the rate of interest that R&G Mortgage and The Mortgage Store may charge on mortgage loans to individuals is subject to Puerto Rico's usury laws. Such laws are administered by the Financing Board which promulgates regulations that specify maximum rates on various types of loans to individuals. Regulation 26-A promulgated by the Financing Board fixes the maximum rate (which is adjusted on a weekly basis) which may be charged on residential first mortgage loans.

                  Effective April 1996, the Financing Board eliminated the regulations that set forth the maximum interest rates that could be charged on non-federal government guaranteed loans.

                  Continental   is   subject   to   regulation   and   licensing
requirements of the New York Banking Department, and is also subject to North Carolina licensing requirements.

ITEM 2:

Properties

                  The Company's principal executive office is located at 280 Jesus T. Pinero Avenue, Hato Ray, San Juan, Puerto Rico 00918. The aggregate net book value (including leasehold improvements and equipment) of the Company's offices and other properties at December 31, 2000, amounted to $20.1 million . Set forth below is a list of the Company's offices and other facilities all of which properties are leased.



-------------------------------------------------------------------------------


               Description/Address
-------------------------------------------------------------------------------

The Bank:
Hato Rey Branch(1)(2)(3)
280 Jesus T. Pinero Avenue
Hato Rey, PR 00919

Los Jardines Branch
Los Jardines de Guaynabo Shopping Center
PR Road No. 20
Guaynabo, PR 00969

San Patricio Branch(4)
San Patricio Plaza
Ortegon Street
Guaynabo, PR 00969

Bayamon Branch(2)(3)
42-43 Betances Avenue
Hermanas Davila
Bayamon, PR 00959

Bayamon East Branch (2)(4)
Road #174, Lot 100
Minillas Industrial Park
Bayamon, PR 00959

Arecibo Branch(3)
Marginal Vista Azul
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Branch(3)
Plaza Puerta del Sol
PR Road No. 2, Km. 49.7
Manati, PR 00674

--------------------------------------------------------------------------------


               Description/Address
--------------------------------------------------------------------------------

Carolina Branch(4)
65th Infantry Avenue
Corner San Marcos Street
Carolina, PR 00985

Trujillo Alto Branch
Trujillo Alto Shopping Center
Trujillo Alto, PR 00976

Santurce Branch(4)
1077 Ponce de Leon Avenue
Santurce, PR 00917

Laguna Gardens Branch(4)
Laguna Gardens Shopping Center
Isla Verde
Carolina, PR 00979

Plaza Carolina Branch(4)
Plaza Carolina Mall
Carolina, PR 00985

Norte Shopping Branch(4)
Norte Shopping Center
Baldorioty de Castro Avenue
San Juan, PR 00907

Vega Baja Branch(3)
Cabo Caribe Development
PR Road No. 2, Marginal
Vega Baja, PR 00693

Mayaguez Branch(3)
McKinley Street
Corner Dr. Vady
Mayaguez, PR 00680

Fajardo I Branch(2)(4)
Garrido Morales Street
Corner San Rafael
Fajardo, PR 00738

Martinez Nadal Branch(4)
Paradise Mall
Corner Jesus T. Pinero Ave.
Rio Piedras, PR 00925

--------------------------------------------------------------------------------


               Description/Address
--------------------------------------------------------------------------------

Ponce Branch(4)
Lifetime Building Lot 5
Industrial San Rafael
Ponce, PR 00731

Fajardo II Branch(4)
Celis Aguilera #161
Fajardo, PR 00738

Plaza del Sol Branch(4)
Plaza del Sol Mall
725 West Main Ave.
Bayamon, PR 00961

Operations Center(2)
Road #174, Lote 100
Minillas Industrial Park
Bayamon, PR 00959

Plaza Interamericana Branch (2)(4)
Plaza Interamericana Mall
Sein Street and PR Road No. 177
San Juan, PR 00908

Plaza Las Americas Branch
Plaza Las Americas Shopping Center
Hato Rey, PR 00918

Caguas Branch (2)
PR Road No. 1, Km 33.6
Villa Blanca Industrial Area
Caguas, PR 00725


Aguadilla Branch (4)
Victoria Plaza Shopping Center
Road #2, KM.129.5
Aguadilla, PR 00603


Continental Capital:
Huntington Office
1841 New York Avenue
Huntington Station, NY 11746

Bay Shore Office
1555 Sunrise Hwy.
Bay Shore, NY 11706

Administrative Office
125 Bayless Rd.
Melville, NY 11747

Woodhaven Office
94-11 Jamaica Avenue
Woodhaven, NY 11421

North Carolina Office
4630 Highway 74 West
Monroe, NC  28110

--------------------------------------------------------------------------------


               Description/Address
--------------------------------------------------------------------------------

The Mortgage Store:

Hato Rey Office
295 Jesus T. Pinero
San Juan, PR 00918

Ponce Office (8)
Las Americas Ave
Ext. Buena Vista #25
Ponce, PR 00731

Bayamon Office (7)
Street No. 1, #44
Hermanas Davila
Bayamon, PR 00959

Aguadilla Office
PR Road No. 2
Punto Oro Shopping Center
Aguadilla, PR 00603

Caguas Office
Pino Street, H22
Villa Tarabo
Caguas, PR 00725

Guayama Office
Ashford Ave., #45 South
Guayama, PR 00784

Rio Grande Office
BAA Street, Marginal #3
Alturas de Rio Grande, PR, 00745


R&G Mortgage:

Caguas Office
D-9 Degetau Street
San Alfonso
Caguas, PR 00725

Los Jardines Office(5)
Los Jardines de Guaynabo Shopping Center
PR Road No. 20

Guaynabo, PR 00969
Hato Rey Office(2)(3)
280 Jesus T. Pinero Avenue
Hato Rey, PR 00919

--------------------------------------------------------------------------------


               Description/Address
--------------------------------------------------------------------------------



Bayamon Office(2)(3)
42-43 Betances Avenue
Hermanas Davila
Bayamon, PR 00959

Arecibo Office(3)
Marginal Vista Azul
Corner San Daniel Avenue
Arecibo, PR 00612

Manati Office(3)(6)
Plaza Puerta del Sol
PR Road No. 2, Km. 49.7
Manati, PR 00674

Mayaguez Office(3)(6)
McKinley Street
Corner Dr. Vady
Mayaguez, PR 00680

Vega Baja Office (3)
Cabo Caribe Development
PR Road No. 2., Marginal
Vega Baja, PR  00693

Trujillo Alto Office (5)
Trujillo Alto Shopping Center
Trujillo Alto, PR  00976

Plaza Las Americas Office (5)
Plaza Las Americas Shopping Mall
Office Tower Suite 805
Hato Rey, PR 00918


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

(6) Office is subleased from the Bank.

(7) Office is leased from the Bank.

(8) Office is subleased form R&G Mortgage.


ITEM 3: Legal Proceedings.

                  The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4: Submission of Matters to a Vote of Security-Holders.

                  Not applicable.

                                     PART II

ITEM 5: Market for Registrant's Common Equity and Related Stockholder Matters.

                  The information required herein is incorporated by reference from pages 87 and 88 of the Registrant's 2000 Annual Report.

ITEM 6: Selected Financial Data.

                  The information required herein is incorporated by reference from pages 31 to 32 of the Registrant's 2000 Annual Report.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The information required herein is incorporated by reference from pages 33 to 48 of the Registrant's 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The information required herein is incorporated by reference from pages 37 to 38 of the Registrant's 2000 Annual Report.

ITEM 8: Financial Statements and Supplementary Data.

                  The information required herein is incorporated by reference from pages 49 to 85 of the Registrant's 2000 Annual Report.

ITEM 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not applicable.

                                    PART III

ITEM 10: Directors and Executive Officers of the Registrant.

                  The information required herein is incorporated by reference from pages 2 to 5, 6-7 and 9-10 of the Registrant's Proxy Statement dated April 6, 2001 ("Proxy Statement").

ITEM 11: Executive Compensation.

                  The information required herein is incorporated by reference from pages 11 to 14 and 15 to 17 of the Registrant's Proxy Statement.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

                  The information required herein is incorporated by reference from pages 8 to 9 of the Registrant's Proxy Statement.

ITEM 13: Certain Relationships and Related Transactions.

                  The information required herein is incorporated by reference from pages 14 to 15 of the Registrant's Proxy Statement.

                                     PART IV

ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  Documents Filed as Part of this Report

      (1)  The following financial statements are incorporated by reference from
           Item 8 hereof (see Exhibit 13):

      Independent Auditors' Report.

      Consolidated Statements of Financial Condition as of December 31, 2000 and
           1999.

      Consolidated  Statements of Income for the Years Ended  December 31, 2000,
           1999 and 1998.

      Consolidated  Statements  of Cash Flows for the Years Ended  December  31,
           2000, 1999 and 1998.

      Consolidated  Statements of Changes in Stockholders'  Equity for the Years
           Ended December 31, 2000, 1999 and 1998.

      Notes to Consolidated Financial Statements.

      (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

      (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.   Description
--    -----------
2.0 Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, the Bank and R-G Interim Premier Bank, dated as of September 27, 1996(1)
3.1   Certificate of Incorporation of R&G Financial Corporation(2)
3.2 Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation(2)
3.2.1 Amended and Restated Certificate of Incorporation of R&G Financial Corporation(4)
3.3   Bylaws of R&G Financial Corporation(2)
3.4 Certificate of Resolutions designating the terms of the Series A Preferred Stock(6)
3.5 Certificate of Resolutions designating the terms of the Series B Preferred Stock(7)
3.6 Certificate of Resolutions designating the terms of the Series C Preferred Stock
4.0   Specimen of Stock Certificate of R&G Financial Corporation(2)
4.1   Form  of  Series  A  Preferred   Stock   Certificate   of  R&G   Financial
      Corporation(3)
4.2   Form  of  Series  B  Preferred   Stock   Certificate   of  R&G   Financial
      Corporation(5)
4.3   Form of Series C Preferred Stock Certificate of R&G Financial Corporation
      (9)
10.1 Master Purchase, Servicing and Collection Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994(2)
10.2 Master Custodian Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on June 27, 1996(2)
10.3 Master Production Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995(2)
10.4 Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank dated December 1, 1994(2)
10.5 Securitization Agreement by and between R&G Mortgage and the Bank, dated as of July 1, 1995(2)
10.6  R&G Financial Corporation Stock Option Plan(2)(*)
13.0  2000 Annual Report to Stockholders
21.0 Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information
27.0  Financial Data Schedule
99.1 Valuation Report on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated June 13, 1996(2)
99.2 Update to Valuation on Minority Interest of Bank Stockholders, prepared by Friedman, Billings, Ramsey & Co., Inc., dated September 27, 1996(1)

---------------------

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

(5) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-90463), filed with the SEC on November 5, 1999.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 1998.
(7) Incorporated by reference from the Registrants' Form 10-K filed with the SEC on April 13, 2000.
(8) Incorporated by reference from Pre-Effective Amendment No. 1. to the Registrant's Registration Statement of Form S-3 (File No. 333-55834), filed with the SEC on March 7, 2001.

(*)   Management contract or compensatory plan or arrangement.

     (3)(b) Reports on Form 8-K.

                None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  R&G FINANCIAL CORPORATION

March 30, 2001                                    By: /s/ Victor J. Galan
                                                      -------------------------
                                                      Victor J. Galan
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Victor J. Galan                               March 30, 2001
------------------------------------------
Victor J. Galan
Chairman of the Board and
  Chief Executive Officer
  (principal executive officer)


/s/ Ramon Prats                                   March 30, 2001
------------------------------------------
Ramon Prats
President and Director


/s/ Joseph R. Sandoval                            March 30, 2001
------------------------------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                             March 30, 2001
------------------------------------------
Ana M. Armendariz
Director and Treasurer


/s/ Enrique Umpierre-Suarez                       March 30, 2001
------------------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                       March 30, 2001
------------------------------------------
Victor L. Galan Fundora
Director

/s/ Pedro Ramirez                                 March 30, 2001
------------------------------------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                          March 30, 2001
------------------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                             March 30, 2001
------------------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                        March 30, 2001
------------------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                          March 30, 2001
------------------------------------------
Benigno R. Fernandez
Director


/s/ Ileana M. Colon-Carlo                         March 30, 2001
------------------------------------------
Ileana M. Colon-Carlo
Director


/s/ Roberto Gorbea                                March 30, 2001
------------------------------------------
Roberto Gorbea
Director