Form 10-Q
period 2001-03-31
R&G FINANCIAL CORP
filed 2001-05-14
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
         TO _______________ .

                        Commission file number: 000-21137

                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Puerto Rico                                                        66-0532217
--------------------------------------------------------------------------------
(State of incorporation                                       (I.R.S.Employer
or organization)                                            Identification No.)

280 Jesus T. Pinero Avenue
Hato Rey, San Juan, Puerto Rico                                            00918
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

                            YES [X]          NO [ ]

Number of shares of Class B Common Stock outstanding as of March 31, 2001:
10,237,675 (Does not include 18,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX




                                                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements ........................................................  3

                  Consolidated Statements of Financial Condition as of
                           March 31, 2001 (Unaudited) and December 31, 2000........................  3

                  Consolidated Statements of Income for the Three
                           Months Ended March 31, 2001 and 2000 (Unaudited)........................  4

                  Consolidated Statements of Comprehensive Income for the Three
                           Months Ended March 31, 2001 and 2000 (Unaudited)........................  5

                  Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 2001 and 2000 (Unaudited) ..............................  6

                  Notes to Unaudited Consolidated Financial Statements ............................  7


ITEM 2.  Management's Discussion and Analysis      ................................................ 17

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk................................ 27

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ........................................................................ 27

ITEM 2.  Changes in Securities .................................................................... 27

ITEM 3.  Defaults upon Senior Securities .......................................................... 27

ITEM 4.  Submission of Matters .................................................................... 27

ITEM 5.  Other Information ........................................................................ 27

ITEM 6.  Exhibits and Reports on Form 8-K ......................................................... 27

         Signatures ............................................................................... 28

                          PART 1-FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           March 31,            December 31,
                                                                                             2001                  2000
                                                                                       ---------------        ---------------
                                                                                         (Unaudited)
ASSETS
Cash and due from banks                                                                $    35,869,136        $    43,466,268
Money market investments:
    Securities purchased under agreements to resell                                         30,171,630                     --
    Time deposits with other banks                                                           4,475,179             25,623,696
    Federal funds sold                                                                      15,037,059                     --
Mortgage loans held for sale, at lower of cost or market                                   152,507,025             95,668,320
Mortgage-backed securities held for trading, at fair value                                  74,250,751                     --
Trading securities pledged on repurchase agreements, at fair value                          27,959,398             12,038,040
Mortgage-backed and investment securities available for sale, at fair value                901,750,075          1,044,164,433
Available for sale securities pledged on repurchase agreements, at fair value              548,508,193            474,206,504
Mortgage-backed and investment securities held to maturity, at amortized cost
(estimated market value: 2001 - $5,756,553; 2000 - $5,111,404)                               5,803,973              5,121,108
Held to maturity securities pledged on repurchase agreements, at amortized cost
(estimated market value: 2001 - $16,908,060; 2000 - $18,265,000)                            16,876,243             18,400,485
Loans receivable, net                                                                    1,662,507,772          1,631,276,069
Accounts receivable, including advances to investors, net                                   19,979,385             16,107,136
Accrued interest receivable                                                                 28,521,628             28,919,237
Servicing asset                                                                             97,451,393             95,078,530
Premises and equipment                                                                      20,404,034             20,144,726
Other assets                                                                                29,377,390             29,229,655
                                                                                       ---------------        ---------------
                                                                                       $ 3,671,472,264        $ 3,539,444,207
                                                                                       ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                          $ 1,740,003,881        $ 1,676,062,163
     Fed funds purchased                                                                            --             25,000,000
     Securities sold under agreements to repurchase                                        892,318,270            827,749,494
     Notes payable                                                                         173,076,129            138,857,562
     Advances from FHLB                                                                    408,625,000            505,000,000
     Other borrowings                                                                        8,839,770              8,839,770
     Accounts payable and accrued liabilities                                               52,576,267             43,614,238
     Other liabilities                                                                       6,570,023              5,485,330
                                                                                       ---------------        ---------------
                                                                                         3,282,009,340          3,230,608,557
                                                                                       ---------------        ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
         Non-cumulative perpetual:
         7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding                               50,000,000             50,000,000
         7.75% Monthly Income Preferred Stock, Series B, $25 liquidation value,
          1,000,000 shares authorized, issued and outstanding                               25,000,000             25,000,000
         7.60% Monthly Income Preferred Stock, Series C, $25 liquidation value,
          2,760,000 shares authorized, issued and outstanding                               69,000,000                     --

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
           issued and outstanding                                                              184,406                184,406
          Class B - $.01 par value, 30,000,000 shares authorized, 10,237,675
           issued and outstanding in 2001 (2000-10,230,029)                                    102,377                102,300
     Additional paid-in capital                                                             38,438,687             40,800,652
     Retained earnings                                                                     195,555,113            186,028,611
     Capital reserves of the Bank                                                            7,444,108              7,444,108
     Accumulated other comprehensive income (loss)                                           3,738,233               (724,427)
                                                                                       ---------------        ---------------
                                                                                           389,462,924            308,835,650
                                                                                       ---------------        ---------------
                                                                                       $ 3,671,472,264        $ 3,539,444,207
                                                                                       ===============        ===============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                         Three month
                                                                                         period ended
                                                                                           March 31,
                                                                              -----------------------------------
                                                                                   2001                  2000
                                                                              -------------         -------------
                                                                                          (Unaudited)
                                                                                  (Dollars in thousands except
                                                                                       for per share data)
Interest income:
     Loans                                                                    $      37,428         $      36,729
     Money market and other investments                                               7,370                 5,208
     Mortgage-backed securities                                                      18,071                11,346
                                                                              -------------         -------------
          Total interest income                                                      62,869                53,283
                                                                              -------------         -------------
Interest expense:
      Deposits                                                                       23,076                17,027
      Securities sold under agreements to repurchase                                 12,556                10,535
      Notes payable                                                                   2,044                 3,364
      Other                                                                           7,026                 5,597
                                                                              -------------         -------------
          Total interest expense                                                     44,702                36,523
                                                                              -------------         -------------
Net interest income                                                                  18,167                16,760
Provision for loan losses                                                            (2,000)               (1,350)
                                                                              -------------         -------------
Net interest income after provision for loan losses                                  16,167                15,410
                                                                              -------------         -------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                                     15,038                 7,324
     Loan administration and servicing fees                                           8,023                 7,611
     Service charges, fees and other                                                  2,525                 1,489
                                                                              -------------         -------------
                                                                                     25,586                16,424
                                                                              -------------         -------------

          Total revenues                                                             41,753                31,834
                                                                              -------------         -------------

Operating expenses:
     Employee compensation and benefits                                               7,550                 7,228
     Office occupancy and equipment                                                   3,902                 3,252
     Other administrative and general                                                11,876                 9,593
                                                                              -------------         -------------
                                                                                     23,328                20,073
                                                                              -------------         -------------
Income before income taxes and cumulative effect from
     change in accounting principle                                                  18,425                11,761
                                                                              -------------         -------------
Income tax expense:
     Current                                                                          4,196                 2,431
     Deferred                                                                           900                  (157)
                                                                              -------------         -------------
                                                                                      5,096                 2,274
                                                                              -------------         -------------

Income before cumulative effect
     from change in accounting principle                                             13,329                 9,487
Cumulative effect from change in accounting principle,
     net of income tax benefit of $206                                                 (323)                   --
                                                                              -------------         -------------
          Net income                                                          $      13,006         $       9,487
                                                                              =============         =============
          Earnings per common share before cumulative
             effect from change in accounting principle - Basic               $        0.40         $        0.28
                                                                              -------------         -------------
          Earnings per common share before cumulative
             effect from change in accounting principle - Diluted             $        0.39         $        0.28
                                                                              -------------         -------------
Earnings per common share - Basic                                             $        0.39         $        0.28
                                                                              -------------         -------------
                          - Diluted                                           $        0.38         $        0.28
                                                                              -------------         -------------
Weighted average number of shares outstanding - Basic                            28,673,654            28,659,107
                                              - Diluted                          29,311,534            29,316,344


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                     Three month period ended
                                                                                             March 31,
                                                                                   ---------------------------
                                                                                      2001             2000
                                                                                   ---------         ---------
                                                                                           (Unaudited)
                                                                                     (Dollars in thousands)
Net income                                                                         $  13,006         $   9,487
                                                                                   ---------         ---------
Other comprehensive income, before tax:

Unrealized gains (losses):

Cash flow hedges                                                                      (1,991)               --
                                                                                   ---------         ---------

Investment securities:
     Arising during period                                                             8,868            (1,886)
     Less: Reclassification adjustments for (gains) losses included
                 in net income                                                        (1,472)               80
                                                                                   ---------         ---------
                                                                                       7,396            (1,806)
                                                                                   ---------         ---------
                                                                                       5,405            (1,806)

Income tax (expense) benefit related to items of other comprehensive income           (2,108)              704
                                                                                   ---------         ---------
                                                                                       3,297            (1,102)

Cumulative effect from change in accounting principle,
     net of income taxes of $745                                                       1,166                --
                                                                                   ---------         ---------
Other comprehensive income (loss), net of tax                                          4,463            (1,102)
                                                                                   ---------         ---------

Comprehensive income, net of tax                                                   $  17,469         $   8,385
                                                                                   =========         =========


        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Three month period ended
                                                                                                               March 31,
                                                                                                      --------------------------
                                                                                                         2001             2000
                                                                                                      ---------        ---------
                                                                                                              (Unaudited)
                                                                                                          (Dollars in thousands)
Cash flows from operating activities:
     Net income                                                                                       $  13,006        $   9,487
                                                                                                      ---------        ---------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                                  1,512            1,232
           Amortization of premium on investments and mortgage-backed securities, net                        80               62
           Amortization of servicing rights                                                               3,339            2,316
           Provision for loan losses                                                                      2,000            1,350
           Provision for bad debts in accounts receivable                                                   225              150
           (Gain) loss on sales of mortgage-backed and investment securities available for sale          (1,472)              80
           Unrealized loss on trading securities and derivative instruments                                 568               63
           Increase in mortgage loans held for sale                                                     (76,947)         (37,885)
           Net (increase) decrease in mortgage-backed securities held for trading                       (13,728)          28,534
           Increase in receivables                                                                       (3,700)          (1,225)
           Increase in other assets                                                                        (360)          (5,999)
           Increase (decrease) in notes payable and other borrowings                                     34,218          (18,997)
           Increase in accounts payable and accrued liabilities                                           4,938            7,859
           Increase in other liabilities                                                                  1,085            1,127
                                                                                                      ---------        ---------
               Total adjustments                                                                        (48,242)         (21,333)
                                                                                                      ---------        ---------
               Net cash used in operating activities                                                    (35,236)         (11,846)
                                                                                                      ---------        ---------
Cash flows from investing activities:
      Purchases of investment securities available for sale                                            (121,228)         (58,791)
      Proceeds from sales of securities available for sale                                              140,668           11,440
      Principal repayments and redemption of investment securities                                      106,123           14,537
      Proceeds from sales of loans                                                                       45,468           19,307
      Net originations of loans                                                                        (181,932)        (172,450)
      Purchases of FHLB stock, net                                                                         (428)          (4,562)
      Acquisition of premises and equipment                                                              (1,554)            (806)
      Acquisition of servicing rights                                                                    (5,712)          (4,666)
                                                                                                      ---------        ---------
               Net cash used in investing activities                                                    (18,595)        (195,991)
                                                                                                      ---------        ---------
Cash flows from financing activities:
     Increase in deposits - net                                                                          63,942          104,354
     (Decrease) increase in federal funds purchased                                                     (25,000)          10,000
     Increase in securities sold under agreements to repurchase - net                                    64,569           49,509
     (Repayments) advances from FHLB, net                                                               (96,375)          51,000
     Net proceeds from issuance of preferred stock                                                       66,602               --
     Proceeds from issuance of common stock                                                                  36                8
     Cash dividends:
          Common stock                                                                                   (1,721)          (1,290)
          Preferred stock                                                                                (1,759)          (1,409)
                                                                                                      ---------        ---------
               Net cash provided by financing activities                                                 70,294          212,172
                                                                                                      ---------        ---------
Net increase in cash and cash equivalents                                                                16,463            4,335
Cash and cash equivalents at beginning of period                                                         69,090           65,996
                                                                                                      ---------        ---------
Cash and cash equivalents at end of period                                                            $  85,553        $  70,331
                                                                                                      =========        =========

Cash and cash equivalents include:
     Cash and due from banks                                                                          $  35,869        $  34,819
     Securities purchased under agreements to resell                                                     30,172            7,017
     Time deposits with other banks                                                                       4,475           28,495
     Federal funds sold                                                                                  15,037               --
                                                                                                      ---------        ---------
                                                                                                      $  85,553        $  70,331
                                                                                                      =========        =========


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  REPORTING ENTITY AND BASIS OF PRESENTATION


REPORTING ENTITY

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the Company), a diversified financial services company, and its wholly-owned subsidiaries, R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico, and Home & Property Insurance Corp., a Puerto Rico Corporation and insurance agency.

         The Company, currently in its 29th year of operations, operates R&G Mortgage, which is engaged primarily in the business of originating FHA-insured, VA- guaranteed, and privately insured first and second mortgage loans on residential real estate. R&G Mortgage pools loans into mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a seller-servicer of conventional loans. R&G Mortgage is licensed by the Secretary of the Treasury of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

         R&G Mortgage is also engaged in the business of originating FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families), including B and C credit quality loans, through its wholly-owned subsidiary, Mortgage Store of Puerto Rico.

         The Company also operates the Bank, which provides a full range of banking services, including residential, commercial and personal loans and a diversified range of deposit products through twenty-four branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

         The Bank also is engaged in the business of originating FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through its wholly-owned subsidiary, Continental Capital Corporation ("Continental Capital").

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 2001 and the results of operations and changes in its cash flows for the three months ended March 31, 2001 and 2000.

         The results of operations for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

BASIS OF CONSOLIDATION

         All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Upon the adoption of this Statement, the Company recognized a gain of approximately
$1.9 million as other comprehensive income in stockholders' equity related to derivative instruments that were designated as cash flow hedges, and a loss of approximately $529,000 in the income statement related to derivative instruments that did not qualify for hedge accounting.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND LIABILITIES.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities - A Replacement of SFAS 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management believes that the adoption of the new standards will not have a significant effect on the financial statements of the Company.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 2000 consolidated statement of cash flows to conform with the 2001 financial statement presentation.

NOTE 2  -  EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation.

NOTE 3  -  INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value. Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        March 31,          December 31,
                                                          2001                2000
                                                     -------------        -------------
                                                      (Unaudited)
MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

     GNMA certificates                               $  27,959,398        $  12,038,040
     FHLMC certificates                                 74,250,751                   --
                                                     -------------        -------------
                                                     $ 102,210,149        $  12,038,040
                                                     =============        =============

                                                                         March 31, 2001                   December 31, 2000
                                                              --------------------------------    --------------------------------
                                                                Amortized           Fair            Amortized            Fair
                                                                   cost             value              cost              value
                                                              --------------    --------------    --------------    --------------
                                                                         (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

CMO residuals (interest only), interest only strips (IO's)
     and other mortgage-backed securities                     $   21,360,052    $   23,285,695    $   21,398,077    $   23,227,026
                                                              --------------    --------------    --------------    --------------


FNMA certificates:
     Due from five to ten years                                      585,573           592,893           633,552           633,552
     Due over ten years                                          201,790,782       203,856,070        98,779,069        99,968,168
                                                              --------------    --------------    --------------    --------------
                                                                 202,376,355       204,448,963        99,412,621       100,601,720
                                                              --------------    --------------    --------------    --------------
FHLMC certificates:
     Due within one year                                              10,160            10,160            13,395            13,395
     Due from one to five years                                      120,718           120,305           131,526           129,956
     Due from five to ten years                                    1,510,485         1,528,603         1,587,103         1,587,034
     Due over ten years                                          247,693,447       250,485,187       434,864,554       437,226,389
                                                              --------------    --------------    --------------    --------------
                                                                 249,334,810       252,144,255       436,596,578       438,956,774
                                                              --------------    --------------    --------------    --------------
GNMA certificates:
      Due from one to five years                                      50,733            50,695            25,582            25,502
      Due from five to ten years                                   9,986,301         9,957,394        10,491,790        10,419,318
      Due over ten years                                         558,349,400       544,436,481       584,419,215       576,869,337
                                                              --------------    --------------    --------------    --------------
                                                                 568,386,433       564,444,569       594,936,587       587,314,157
                                                              --------------    --------------    --------------    --------------

                                                               1,041,457,650     1,044,323,481     1,152,343,863     1,150,099,677
                                                              --------------    --------------    --------------    --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

U.S. Government and Agencies securities:
      Due within one year                                          6,300,000         6,310,390         8,500,000         8,446,450
      Due from one to five years                                 137,745,706       139,005,675       192,762,585       193,298,396
      Due from five to ten years                                 198,836,533       200,653,134       114,881,388       115,351,548
                                                              --------------    --------------    --------------    --------------
                                                                 342,882,239       345,969,199       316,143,973       317,096,394
                                                              --------------    --------------    --------------    --------------

Corporate debt obligations
     Due from one to five years                                   13,308,927        13,564,121         5,097,519         5,201,699
                                                              --------------    --------------    --------------    --------------

FHLB stock                                                        46,401,467        46,401,467        45,973,167        45,973,167
                                                              --------------    --------------    --------------    --------------
                                                                 402,592,633       405,934,787       367,214,659       368,271,260
                                                              --------------    --------------    --------------    --------------
                                                              $1,444,050,283    $1,450,258,268    $1,519,558,522    $1,518,370,937
                                                              ==============    ==============    ==============    ==============

On January 1, 2001, the Company reclassified mortgage-backed securities available for sale with a fair value of
$75.9 million to hold for trading. Upon transfer, the Company recognized a gain of approximately $833,000.

                                                                         March 31, 2001                   December 31, 2000
                                                              --------------------------------    --------------------------------
                                                                Amortized           Fair            Amortized            Fair
                                                                   cost             value              cost              value
                                                              --------------    --------------    --------------    --------------
                                                                         (Unaudited)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due within one year                                     $           --    $           --    $        2,435    $        2,611
      Due from one to five years                                          --                --
      Due from five to ten years                                   8,366,441         8,139,690         8,864,274         8,605,749
      Due over ten years                                           1,823,260         1,758,991         1,844,978         1,765,812
                                                              --------------    --------------    --------------    --------------
                                                                  10,189,701         9,898,681        10,711,687        10,374,172
                                                              --------------    --------------    --------------    --------------

FNMA certificates:
     Due over ten years                                            8,693,152         8,950,676         8,946,973         9,145,168
                                                              --------------    --------------    --------------    --------------

FHLMC certificates:
     Due over ten years                                              151,784           147,677           159,544           153,675
                                                              --------------    --------------    --------------    --------------


                                                                  19,034,637        18,997,034        19,818,204        19,673,015
                                                              --------------    --------------    --------------    --------------

INVESTMENT SECURITIES HELD TO MATURITY:

Puerto Rico Government and Agencies obligations:
       Due from one to five years                                  1,928,000         1,928,000         1,948,000         1,948,000
       Due from five to ten years                                  1,739,579         1,739,579         1,755,389         1,755,389
                                                              --------------    --------------    --------------    --------------

                                                                   3,667,579         3,667,579         3,703,389         3,703,389
                                                              --------------    --------------    --------------    --------------
                                                              $   22,702,216    $   22,664,613    $   23,521,593    $   23,376,404
                                                              ==============    ==============    ==============    ==============


In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at March 31, 2001 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

                                                               Carrying Amount
                                                               ---------------
Mortgage-backed and investment securities available for sale,
      at fair value                                             $322,740,716
Mortgage-backed securities held to maturity, at amortized
      cost                                                         1,983,930
                                                               -------------
                                                                $324,724,646
                                                               =============

NOTE 4 -   LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans consist of the following:

                                                   March 31,             December 31,
                                                     2001                    2000
                                               ---------------         ---------------
                                                 (Unaudited)
Real estate loans:
     Residential - first mortgage              $ 1,000,971,713         $   999,321,698
     Residential - second mortgage                  30,003,535              27,419,145
     Land                                            7,027,929               6,049,179
     Construction                                  241,386,760             198,958,342
     Commercial                                    311,071,210             304,104,485
                                               ---------------         ---------------
                                                 1,590,461,147           1,535,852,849
Undisbursed portion of loans in process           (166,765,491)           (125,428,976)
Net deferred loan costs                              1,777,120                 908,553
                                               ---------------         ---------------
                                                 1,425,472,776           1,411,332,426
                                               ---------------         ---------------
Other loans:
     Commercial                                     76,399,868              59,120,394
     Consumer:
        Secured by deposits                         28,764,256              26,925,836
        Secured by real estate                     100,039,368             100,357,019
        Other                                       44,304,222              45,563,186
Unamortized discount                                  (317,162)               (338,103)
Unearned interest                                      (85,725)                (85,055)
                                               ---------------         ---------------
                                                   249,104,827             231,543,277
                                               ---------------         ---------------

        Total loans                              1,674,577,603           1,642,875,703
     Allowance for loan losses                     (12,069,831)            (11,599,643)
                                               ---------------         ---------------
                                               $ 1,662,507,772         $ 1,631,276,069
                                               ===============         ===============


         The changes in the allowance for loan losses follow:

                                                         Three months ended
                                                             March 31,
                                                    -------------------------
                                                      2001              2000
                                                    --------         --------
                                                           (Unaudited)
                                                      (Dollars in thousands)
Balance, beginning of period                        $ 11,600         $  8,971
Provision for loan losses                              2,000            1,350
Loans charged-off                                     (1,641)          (1,027)
Recoveries                                               111              226
                                                    --------         --------
Balance, end of period                              $ 12,070         $  9,520
                                                    ========         ========

        The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.


                                                        March 31,         December 31,
                                                          2001                2000
                                                                 (Unaudited)
                                                       -------------------------------
                                                           (Dollars in thousands)
Non-accruing loans:
  Residential real estate                              $    87,532         $    79,234
  Residential construction                                     985                 487
  Commercial real estate                                    14,286              11,881
  Commercial business                                        3,222               1,414
  Consumer unsecured                                           444               1,185
                                                       -------------------------------
    Total                                                  106,469              94,202
                                                       -------------------------------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                       --                  --
  Residential construction                                      --                  --
  Commercial real estate                                        --                  --
  Commercial business                                          540                 420
  Consumer                                                     242                 360
                                                       -------------------------------
    Total accruing loans greater than
      90 days delinquent                                       782                 780
                                                       -------------------------------
    Total non-performing loans                             107,251              94,982
                                                       -------------------------------
Real estate owned, net of reserves                           9,463               9,056
Other repossessed assets                                       527                 584
                                                       -------------------------------
                                                             9,990               9,640
                                                       -------------------------------
    Total non-performing assets                        $   117,241         $   104,621
                                                       -------------------------------

    Total non-performing loans as a
      percentage of total loans(1)                            5.83%               5.38%
                                                       -------------------------------
    Total non-performing assets as a
      percentage of total assets                              3.19%               2.96%
                                                       -------------------------------
    Allowance for loan losses as a percentage
       of total non-performing loans(2)                      11.25%              12.21%
                                                       -------------------------------
     Allowance for loan losses as a percentage
        of total loans outstanding(2)                         0.66%               0.66%
                                                       -------------------------------
      Net charge-offs to average loans
         outstanding                                          0.35%               0.17%
                                                       -------------------------------

----------------------------

(1) The increase in the ratio was partially caused by significant loan securitizations during the last two quarters of 2000 and the first quarter of 2001, which reduced the amount of loans held in portfolio which are considered in the calculation at the ratio. Without giving effect to loan securitizations, as of March 31, 2001 and December 31, 2000, the ratio of non-performing loans to total loans would have been 4.60% and 4.37%, respectively.

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at March 31, 2001 and December 31, 2000 would have been 1.49% and 61.2%, respectively, and 1.57% and 73.7%, respectively.

NOTE 5  -  MORTGAGE LOAN SERVICING


The changes in the servicing asset of the Company follows:

                                          For the three month
                                         period ended March 31,
                                        2001               2000
                                    ------------       ------------
                                              (Unaudited)
Balance at beginning of period      $ 95,078,530       $ 84,252,506

Rights originated                      5,278,107          2,275,134
Rights purchased                         433,468          2,391,309
Scheduled amortization                (2,663,712)        (2,315,595)
Unscheduled amortization                (675,000)                --
                                    ------------       ------------
Balance at end of period            $ 97,451,393       $ 86,603,354
                                    ============       ============

         The portion of the Company's mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                   March 31,       December 31,
                                     2001             2000
                                  -----------      -----------
                                  (Unaudited)
                                    (Dollars in Thousands)
Passbook savings                  $   120,259      $   116,776
                                  -----------      -----------

NOW accounts                           46,163           43,271
Super NOW accounts                    105,528           97,172
Regular checking accounts
   (non-interest bearing)              68,090           70,760
Commercial checking accounts
   (non-interest bearing)             132,720          101,178
                                  -----------      -----------
                                      352,501          312,381
                                  -----------      -----------

Certificates of deposit:
     Under $100,000                   520,399          489,221
     $100,000 and over                738,288          749,081
                                  -----------      -----------
                                    1,258,687        1,238,302
                                  -----------      -----------

Accrued interest payable                8,557            8,603
                                  -----------      -----------

                                  $ 1,740,004      $ 1,676,062
                                  ===========      ===========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS TO BUY AND SELL GNMA CERTIFICATES

         As of March 31, 2001, the Company had open commitments to issue GNMA certificates of approximately $77.6 million.

COMMITMENTS TO SELL MORTGAGE LOANS

         As of March 31, 2001, the Company had commitments to sell mortgage loans to third party investors amounting to approximately $19.1 million.

LEASE COMMITMENTS

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

OTHER

         At March 31, 2001, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $567.8 million at March 31, 2001. Liability, if any, under the recourse provisions at March 31, 2001 is estimated by management to be insignificant.

NOTE 8 - SUPPLEMENTAL INCOME STATEMENT INFORMATION


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

         Total employee costs and other expenses before capitalization follows:

                                                       (Unaudited)
                                                 Three month period ended
                                                        March 31,
                                                  2001              2000
                                              ------------      ------------
Employee costs                                $ 12,697,825      $ 11,110,703
                                              ============      ============
Other administrative and general expenses     $ 12,715,609      $ 10,497,469
                                              ============      ============

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         R&G Financial Corporation (the "Company") is a diversified financial holding company that, through its its wholly-owned subsidiaries, is engaged in mortgage banking, banking and insurance activities. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         The Company is also engaged in providing a full range of banking services, including commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a diversified range of deposit products and, to a lesser extent, trust and investment services through its private banking department.

         R&G Financial is currently in its 29th year of operations. The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial's mortgage servicing portfolio increased to approximately $6.8 billion as of March 31, 2001, from $6.3 billion as of the same date a year ago, an increase of 7.5%. R&G Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At March 31, 2001, the Company held securities available for sale with a fair market value of $1.45 billion, which included $1.0 billion of mortgage-backed securities of which $564.4 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

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

         R&G Financial customarily sells or securitizes into mortgage-backed securities substantially all the loans it originates, except for certain non-conforming conventional mortgage loans and certain consumer, construction, land, and commercial loans which are held for investment and classified as Loans Receivable.

FINANCIAL CONDITION

         At March 31, 2001, total assets amounted to $3.7 billion, as compared to $3.1 billion at March 31, 2000. The $549.6 million or 17.6% increase in total assets between the comparable periods was primarily the result of a $425.9 million or 41.6% increase in mortgage-backed and investment securities available for sale, an $87.2 million or 582.9% increase in mortgage-backed securities held for trading and a $54.5 million or 55.7% increase in mortgage loans held for sale, which more than offset a $52.3 million or 3.0% decline in loans receivable, net.

         At March 31, 2001, total deposits totaled $1.7 billion, an increase of $305.1 million or 21.3% when compared to March 31, 2000. In addition, at March 31, 2001, R&G Financial had $1.5 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), as compared to $1.4 billion at March 31, 2000. R&G Financial utilized deposits (primarily certificates of deposits) and FHLB advances to fund its growth during the period.

         At March 31, 2001, R&G Financial's allowance for loan losses totaled $12.1 million, which represented a $470,000 or 4.1% increase from the level maintained at December 31, 2000. At March 31, 2001, R&G Financial's allowance represented approximately 0.66% of the total loan portfolio and 11.25% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 1.49% and 61.2%, respectively, at March 31, 2001. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

         Non-performing loans amounted to $107.3 million at March 31, 2001, an increase of $47.9 million when compared to $59.4 million at December 31, 1999. However, $40.1 million or 84% of such increase consisted of residential mortgage loans, which resulted to a large extent from increased delays over the period in the foreclosure process in Puerto Rico. Because of the nature of the real estate collateral, R&G Financial has historically experienced a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.35% during the first quarter of 2001, 0.17% during 2000 and 0.25% during 1999. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans increased from 3.66% to 5.38% from December 31, 1999 to December 31, 2000 and to 5.83% at March 31, 2001, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during the last two quarters of 2000 and the first quarter of 2001, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, during the three months ended March 31, 2001 and the year ended December 31, 2000, the ratio of non-performing loans would have been 4.60% and 4.37%, respectively.

         Stockholders' equity increased from $308.8 million at December 31, 2000 to $389.5 million at March 31, 2001. The $80.6 million or 26.1% increase was due primarily to net income recognized during the period.

RESULTS OF OPERATIONS

         During the three months ended March 31, 2001, R&G Financial reported net income before the cumulative effect of a change in accounting principle of $13.3 million or $0.39 of earnings per diluted share, compared to $9.5 million or $0.28 of earnings per diluted share for the comparative three month period ended March 31, 2000.

         Net interest income increased by $1.4 million or 8% during the comparable periods to $18.2 million, primarily due to an increase in the average balance of interest-earning assets, which was partially offset by a 25 basis point decline in the net interest margin from 2.43% to 2.18%. With interest rates currently declining, R&G Financial expects a gradual improvement in its net interest margin, as evidenced by the two basis point improvement when compared with the year ended December 31, 2000. The provision for loan losses amounted to $2.0 million during the three months ended March 31, 2001, a 48% increase over the prior comparable period, as R&G Financial increased it general reserves to reflect the expected continued growth in commercial lending, which involves greater credit risk than residential lending.

         R&G Financial also experienced an increase in non-interest income during the three months ended March 31, 2001 over the comparable period. Net gain on sale of loans increased significantly, by $7.7 million or 105% over the prior comparable period, which was due both to the volume of loans originated and sold as well as the increased profits made on loans sold. Loan administration and servicing fees also increased by $412,000 or 5% over the comparable periods, due to the growth in the loan servicing portfolio.

         Total expenses increased by $3.3 million or 16% during the three months ended March 31, 2001 over the comparable period, primarily due to a $2.3 million or 24% increase in other administrative and general expenses, primarily due to rights, increased amortization of servicing and increased advertising expenses associated with increased loan production.

INTEREST RATE RISK MANAGEMENT

         The following table summarizes the anticipated maturities or repricing or R&G Financial's interest-earning assets and interest-bearing liabilities as of March 31, 2001, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company's mortgage banking business, as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

                                              Within         Four to       More Than       More Than
                                              Three          Twelve       One Year to     Three Years    Over Five
(Dollars in Thousands)                        Months         Months       Three Years    to Five Years     Years        Total
                                            ------------------------------------------------------------------------------------
Interest-earning assets(1):

Loans receivable:
     Residential real estate loans          $   35,164     $   99,035     $  222,306     $  172,392     $  509,106    $1,038,003
     Construction loans                         48,876         11,498         14,247             --             --        74,621
     Commercial real estate loans              311,071             --             --             --             --       311,071
     Consumer loans                             41,604         38,187         53,431         25,239         14,647       173,108
     Commercial business loans                  56,229          8,733          9,669          1,705             64        76,400
Mortgage loans held for sale                    26,987         19,397         43,642         33,786         28,695       152,507
Mortgage-backed securities(2)(3)                57,747        604,815        109,910         89,628        304,098     1,166,198
Investment Securities(3)                       156,765        160,680         82,026          7,007          3,124       409,602
Other interest-earning assets(4)                49,684             --             --             --             --        49,684
                                            ------------------------------------------------------------------------------------

Total                                       $  784,127     $  942,345     $  535,231     $  329,757     $  859,734    $3,451,194
                                            ====================================================================================

Interest bearing liabilities:

Deposits(5)
     NOW and Super NOW accounts             $    7,725     $   21,216     $   23,322     $   18,891     $   80,537    $  151,691
     Passbook savings accounts                   3,006          8,718         21,707         17,365         69,463       120,259
     Regular and commercial checking            10,038         28,110         30,904         25,033        106,725       200,810
     Certificates of deposit                   411,790        593,374         92,442        154,159          6,922     1,258,687
FHLB advances                                   70,000         83,000         78,125        177,500             --       408,625
Securities sold under agreements to
   repurchase(6)                               518,615         35,503             --        103,200        235,000       892,318
Other borrowings(7)                             34,332        134,084         13,500             --             --       181,916
                                            ------------------------------------------------------------------------------------

Total                                        1,055,506        904,005        260,000        496,148        498,647     3,214,306
                                            ------------------------------------------------------------------------------------

Effect of hedging instruments                 (380,000)        25,000        210,000         65,000         80,000            --
                                            ------------------------------------------------------------------------------------

                                            $  675,506     $  929,005     $  470,000     $  561,148     $  578,647      $236,888
                                            ====================================================================================

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities    $  108,621     $   13,340     $   65,231     $ (231,391)    $  281,087    $  236,888
                                            ====================================================================================

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                $  108,621      $ 121,961     $  187,192     $  (44,199)    $  236,888
                                            ===================================================================================-

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                   2.96%          3.32%          5.10%         (1.20)%         6.45%
                                            ====================================================================================


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


----------------------

         As of March 31, 2001, the Company had a one year positive gap of approximately $122.0 million, which constituted 3.32% of total assets at such date, compared to a negative gap of approximately $477.8 million or 13.5%, of total assets at December 31, 2000. R&G Financial's negative gap within one year at December 31, 2000 was due primarily to its large fixed-rate mortgage loans receivable portfolio held for investment and a portion of its portfolio of FHLB notes and other US agency securities which have call features but were not likely to be exercised by such agencies due to the actual interest rate environment. During the quarter ended March 31, 2001, the Company extended the maturity dates of certain borrowings into longer-term maturities at lower rates to take advantage of reductions in interest rates during the quarter. In addition, the Company entered into certain derivative instruments and increased its portfolio of investment securities held for trading, reducing its gap exposure. While the above table presents the Company's loans receivable portfolio held for investment purposes according to its maturity date, from time to time the Company may negotiate special transactions with FHLMC and/or FNMA or other third party investors for the sale of such loans. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

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

                                                                        For the three month period ended March 31,
                                                                     2001                                      2000
                                                   --------------------------------------------------------------------------------
                                                     Average                     Yield /        Average                    Yield /
            (Dollars in Thousands)                   Balance       Interest       Rate          Balance       Interest       Rate
                                                   --------------------------------------------------------------------------------
Interest-Earning Assets:
Cash and cash equivalents(1)                       $   44,287          609        5.50          $12,746            186       5.84
Investment securities available for sale              349,735        5,939        6.79          253,361          4,374       6.91
Investment securities held to maturity                  3,687           53        5.75            5,437             79       5.81
Mortgage-backed securities held for trading            92,657        1,711        7.39           24,387            379       6.22
Mortgage-backed securities available for sale       1,019,067       16,064        6.31          694,432         10,624       6.12
Mortgage-backed securities held to maturity            19,440          295        6.07           22,822            344       6.03
Loans receivable, net (2)                           1,759,195       37,428        8.51        1,714,664         36,729       8.57
FHLB of New York Stock                                 46,240          770        6.66           33,865            568       6.71
                                                   --------------------------------------------------------------------------------
Total interest-earning assets                       3,334,308     $ 62,869        7.54%       2,761,714       $ 53,283       7.72%
                                                   --------------------------------------------------------------------------------
Non-interest-earning assets                           271,150                                   255,200
                                                   --------------------------------------------------------------------------------
Total assets                                       $3,605,458                                $3,016,914
                                                   ================================================================================
Interest-Bearing Liabilities:
Deposits                                           $1,688,221       23,076        5.47       $1,375,733        17,026        4.95
Securities sold under agreements to
   repurchase (3)                                     844,030       12,556        5.95          691,818        10,535        6.09
Notes payable                                         178,107        2,044        4.59          215,956         3,365        6.23
Other borrowings(4)                                   487,918        7,026        5.76          379,703         5,597        5.90
                                                   --------------------------------------------------------------------------------
Total interest-bearing liabilities                  3,198,276     $ 44,702        5.59%       2,663,210      $ 36,523        5.49%
                                                   --------------------------------------------------------------------------------
Non-interest-bearing liabilities                       58,033                                    81,322
                                                   --------------------------------------------------------------------------------
Total liabilities                                   3,256,309                                 2,744,532
                                                   --------------------------------------------------------------------------------
Stockholders' equity                                  349,149                                   272,382
                                                   --------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $3,605,458                                $3,016,914
                                                   ================================================================================
Net interest income; interest rate spread (5)                     $ 18,167        1.95%                      $ 16,760        2.23%
                                                                 ---------------------                       --------------------
Net interest margin                                                               2.18%                                      2.43%
                                                                                ======                                     ======
Average interest-earning assets to average
   interest-bearing liabilities                                                 104.25%                                    103.70%
                                                                                ======                                     ======

                                                          (footnotes on page 23)

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


                                                       At or for the three months ended
                                                                  March 31,
                                                       --------------------------------
                                                          2001                 2000
                                                       -----------          -----------
                                                            (Dollars in Thousands)
Composition of Servicing Portfolio at period end:
   GNMA                                                $ 3,018,637          $ 2,941,361
   FNMA/FHLMC                                            2,075,226            1,512,169
   Other mortgage loans(3)                               1,697,698            1,866,477
                                                       -----------          -----------
Total servicing portfolio(3)                           $ 6,791,561          $ 6,320,007
                                                       ===========          ===========
Activity in the Servicing Portfolio:
  Beginning servicing portfolio                        $ 6,634,059          $ 6,177,511
  Add: Loan originations and purchases                     393,512              341,284
         Servicing of portfolio loans acquired               1,361                   --
  Less: Sale of servicing rights(1)                        (41,249)             (36,727)
         Run-offs(2)                                      (196,122)            (162,061)
                                                       -----------          -----------
  Ending servicing portfolio(3)                        $ 6,791,561          $ 6,320,007
                                                       ===========          ===========
  Number of loans serviced                                 111,925              108,727
  Average loan size                                    $        61          $        58
  Average servicing fee rate                                  0.50%                0.53%

--------------------

(1)      Corresponds to loans sold, servicing released, by Continental Capital.

(2) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3) At the dates shown, included $986.2 million and $1.2 billion of loans serviced for the Bank, respectively, which constituted 14.5% and 18.4% of the total servicing portfolio, respectively.

--------------------

         Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2001 less than 7% of the Company's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial's servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company's servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial's servicing portfolio. During the quarter ended March 31, 2001 the Company recognized $675,000 unscheduled amortization of mortgage servicing rights.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2001, the Company had $157.0 million in borrowing capacity under unused warehousing and other lines of credit, $230.7 million in borrowings capacity under unused lines of credit with the FHLB of New York and $40 million under unused fed funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At March 31, 2001, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans (including unused lines of credit) of $213.8 million. Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at March 31, 2001, and borrowings that are scheduled to mature within the same period amounted to $831.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2000, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.05%, 13.13% and 13.88%, respectively.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risks at December 31, 2000 are presented in Item 7A of the Company's Annual report on Form 10-K. Information at March 31, 2001 is presented on page 19 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 2000.


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

ITEM 6:  Exhibits and Reports on Form 8-K

                  a)       Exhibits

                           None

                  b) On February 16, 2001 the Company filed a Form 8-K Report to make full disclosure of certain financial information and other data included in a Form S-3 Registration Statement under the Securities Act of 1933 filed with the SEC on such date, pursuant to the offering by the Company of its Non-cumulative Perpetual Monthly Income Preferred Stock, Series C (the "Series C Preferred Stock"). Such Registration Statement contained certain financial information and other data as of December 31, 2000 that had not been previously disclosed to the public. The Company completed the offering of its Series C Preferred Stock on March 8, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     R&G FINANCIAL CORPORATION


Date: May 14, 2001                   By: /s/ VICTOR J. GALAN
                                         ---------------------------------------
                                         Victor J. Galan, Chairman
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


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