Form 10-K/A
period 2000-12-31
R&G FINANCIAL CORP
filed 2001-06-01
CIK 1016933

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

                  Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 2000, 1999 and 1998, non-conforming conventional loans represented approximately 53%, 52% and 52%, respectively, of R&G Financial's total volume of mortgage loans originated, substantially all of which were originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 2000, 1999 and 1998, 83.8%, 86.6% and 85.5% of loans originated by R&G Mortgage on behalf of the Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of the Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and the Bank. See "- Lending Activities of the Bank - Origination, Purchase and Sale of Loans."

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

                  Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 2000, $1.0 billion or 56.9% of R&G Financial's total loans held for investment consisted of such loans, of which all but $1.3 million consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

                  Non-performing residential loans increased by $31.8 million or 67.1% from December 31, 1999 to December 31, 2000. The average loan balance on non-performing mortgage loans amounted to $59,000 at December 31, 2000. As of such date, 808 loans with an aggregate balance of $53.1 million (including 134 consumer loans secured by real estate with an aggregate balance of $2.9 million) were in the process of foreclosure. The total delinquency ratio (including loans past due less than 90 days) on residential mortgages of the Bank, excluding consumer loans secured by real estate, increased from 5.72% in 1999 to 8.55% in 2000. The Company's loss experience on such portfolio has been minimal over the last several years.

                  Non-performing commercial real estate loans increased by $2.9 million or 31.9% from $9.0 million at December 31, 1999 to $11.9 million at December 31, 2000. The number of loans delinquent over 90 days amounted to 92 loans at December 31, 2000, with an average balance of $129,000. The largest non-performing commercial real estate loan as of December 31, 2000 had a balance of $564,000.

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

                  At December 31, 2000, R&G Financial's five largest loans-to-one borrower and their related entities amounted to $21.7 million, $19.5 million, $18.7 million, $17.5 million and $14.3 million. All of such loans concentrations were performing at December 31, 2000.

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

                  At  December  31,  2000,  the  Bank's   securities   portfolio
consisted of $23.5 million of securities held for investments, consisting of $10.7 million of tax-free mortgage-backed securities, $9.1 million of other mortgage backed securities, and $3.7 million of Puerto Rico Government obligations and other Puerto Rico securities. In addition, at December 31, 2000, the Bank had a securities portfolio classified as available for sale with a fair value of $1.0 billion, consisting of $90.9 million of tax-free mortgage-backed securities, $527.9 million of FHLMC and FNMA mortgage-backed securities, $46.0 million of FHLB stock, $14.7 million of CMOs certificates, CMO interest-only residuals and interest only strips, $5.2 million corporate debt obligations and $317.1 million of U.S. Government agency securities, the interest on which is tax-exempt to the Company.

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

                                                                                    December 31,
                                                  ----------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                  ---------------------------------------     -------------------------------------
                                                                                 Weighted                                 Weighted
                                                    Carrying                      Average       Carrying                   Average
                                                     Value     Market Value       Yield          Value     Market Value     Yield
                                                  -----------  ------------    ----------     ----------   ------------    --------
                                                                                 (Dollars in Thousands)
Mortgage-backed securities:
GNMA
     Due within one year.......................      $    2       $     3       10.00%         $    --      $    --             --%
     Due from one-five years...................          --            --          --               15           16          10.00
     Due from five-ten years...................       8,865         8,605        5.79           10,660       10,391           5.79
     Due over ten years........................       1,845         1,766        6.17            2,133        2,074           6.17
FNMA
     Due within one year.......................          --            --          --               --           --             --
     Due from one-five years...................          --            --          --               --           --             --
     Due from five-ten years...................          --            --          --               --           --             --
     Due over ten years........................       8,947         9,145        7.08           10,252       10,644           7.09
FHLMC
     Due within one year.......................          --            --          --               --           --             --
     Due from one-five years...................          --            --          --               --           --             --
     Due from five-ten years...................          --            --          --               --           --             --
     Due over ten years........................         160           154        6.16              189          180           5.58
Investment securities:
Puerto Rico Government
         obligations
         Due within one year...................          --            --          --               --           --             --
         Due from one-five years...............       1,948         1,948        5.88            1,280        1,272           5.85
         Due from five-ten years...............       1,755         1,755        5.98            4,158        4,132           5.95
         Due over ten years....................          --            --          --               --           --             --
         U.S. Treasury and Government
              Agency
         Due within one year...................          --            --          --               --           --             --
                                                    -------       -------                      -------      -------
         Total securities held for
              investment.......................     $23,522       $23,376        6.33%         $28,687      $28,709           6.31%
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

                                                                                             December 31,
                                                                --------------------------------------------------------------------
                                                                                 2000                             2000
                                                                --------------------------------------------------------------------
                                                                                           Weighted                         Weighted
                                                                 Amortized                  Average    Amortized            Average
                                                                   Cost       Fair Value     Yield       Cost    Fair Value  Yield
                                                                   ----       ----------     -----       ----    ----------  -----
                                                                                          (Dollars in Thousands)
Mortgage-backed securities available for sale:
     GNMA
         Due within one year ..............................    $       --    $       --         --%   $     --    $     --     --%
         Due from one-five years ..........................            26            26       8.50          --          --      --
         Due from five-ten years ..........................        10,492        10,419       5.68          --          --      --
         Due over ten years ...............................       584,419       576,869       6.62     570,749     563,533    6.62
     FNMA mortgage-backed securities
         Due within one year ..............................            --            --         --          --          --      --
         Due from one-five years ..........................            --            --         --          --          --      --
         Due from five-ten years ..........................           634           634       6.50         741         719    6.50
         Due over ten years ...............................        98,779        99,968       7.15     110,855     109,705    7.15
     FHLMC mortgage-backed securities
         Due within one year ..............................            13            13       9.00          --          --      --
         Due from one-five years ..........................           132           130       8.94          99          99    8.79
         Due from five-ten years ..........................         1,587         1,587       6.61       1,891       1,841    6.77
         Due over ten years ...............................       434,865       437,227       7.26      14,586      14,036    6.87
     CMO residuals and other mortgage-backed securities (1)
         Due within one year ..............................            --            --         --          --          --      --
         Due from one-five years ..........................        10,710        10,190      12.00       8,886       8,886   12.00
         Due from five-ten years ..........................            --            --         --          --          --      --
         Due over ten years ...............................        10,688        13,037       8.08      11,823      13,886    8.07
Investment securities available for sale(1)
     U.S. Treasury
         Due within one year ..............................            --            --         --       4,998       4,945    4.50
         Due from one-five years ..........................            --            --         --          --          --      --
         Due from five-ten years ..........................            --            --         --          --          --      --
         Due over ten years ...............................            --            --         --          --          --      --
     U.S. Government & Agencies ...........................            --            --         --          --          --      --
         Due within one year ..............................         8,500         8,446       5.48          --          --      --
         Due from one-five years ..........................       192,763       193,298       6.73     133,956     130,950    6.19
         Due from five-ten years ..........................       114,881       115,352       7.30      92,237      89,444    7.28
         Due over ten years ...............................            --            --         --          --          --      --
     Corporate debt obligations
         Due within one year ..............................            --            --         --          --          --      --
         Due from one-five years ..........................            --            --         --          --          --      --
         Due from five-ten years ..........................         5,097         5,202       6.80          --          --      --
         Due over ten years ...............................            --            --         --          --          --      --
     FHLB stock ...........................................        45,973        45,973       7.30      32,825      32,825    6.75
                                                               ----------    ----------               --------    --------
                                                               $1,519,559    $1,518,371       6.96%   $983,646    $970,869    6.75%
                                                               ==========    ==========       ====    ========    ========    ====
Securities held for trading:
     GNMA certificates ....................................    $   11,630    $   12,038       7.28%   $ 43,303    $ 43,564    5.27%
     CMO certificates .....................................            --            --         --          --          --      --
     CMO residuals ........................................            --            --         --          --          --      --
     U.S. Treasury Bills ..................................            --            --         --          --          --      --
                                                               ----------    ----------               --------    --------
                                                               $   11,630    $   12,038       7.28%   $ 43,303    $ 43,564    5.27%
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


                                                  R&G FINANCIAL CORPORATION

May 31, 2001                                    By: /s/ Victor J. Galan
                                                      -------------------------
                                                      Victor J. Galan
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Victor J. Galan                               May 31, 2001
------------------------------------------
Victor J. Galan
Chairman of the Board and
  Chief Executive Officer
  (principal executive officer)


/s/ Ramon Prats                                   May 31, 2001
------------------------------------------
Ramon Prats
President and Director


/s/ Joseph R. Sandoval                            May 31, 2001
------------------------------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                             May 31, 2001
------------------------------------------
Ana M. Armendariz
Director and Treasurer


/s/ Enrique Umpierre-Suarez                       May 31, 2001
------------------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                       May 31, 2001
------------------------------------------
Victor L. Galan Fundora
Director

/s/ Pedro Ramirez                                 May 31, 2001
------------------------------------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                          May 31, 2001
------------------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                             May 31, 2001
------------------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                        May 31, 2001
------------------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                          May 31, 2001
------------------------------------------
Benigno R. Fernandez
Director


/s/ Ileana M. Colon-Carlo                         May 31, 2001
------------------------------------------
Ileana M. Colon-Carlo
Director


/s/ Roberto Gorbea                                May 31, 2001
------------------------------------------
Roberto Gorbea
Director