Form 10-Q/A
period 2001-03-31
R&G FINANCIAL CORP
filed 2001-06-01
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                   AMENDMENT
                                     NO. 1

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

Explanatory Note:

The undersigned registrant hereby amends and restates in its entirety:
(i) Item 1 of Part I - Financial Information of its quarterly report on Form 10Q for the quarter ended March 31, 2001; (ii) Item 2 of Part I - Management's Discussion and Analysis, and (iii) Item 6(a) of Part II - Exhibits.

                          PART 1-FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           March 31,            December 31,
                                                                                             2001                  2000
                                                                                       ---------------        ---------------
                                                                                         (Unaudited)
ASSETS
Cash and due from banks                                                                $    35,869,136        $    43,466,268
Money market investments:
    Securities purchased under agreements to resell                                         30,171,630                     --
    Time deposits with other banks                                                           4,475,179             25,623,696
    Federal funds sold                                                                      15,037,059                     --
Mortgage loans held for sale, at lower of cost or market                                   152,507,025             95,668,320
Mortgage-backed securities held for trading, at fair value                                  74,250,751                     --
Trading securities pledged on repurchase agreements, at fair value                          27,959,398             12,038,040
Mortgage-backed and investment securities available for sale, at fair value                901,750,075          1,044,164,433
Available for sale securities pledged on repurchase agreements, at fair value              548,508,193            474,206,504
Mortgage-backed and investment securities held to maturity, at amortized cost
(estimated market value: 2001 - $5,756,553; 2000 - $5,111,404)                               5,805,973              5,121,108
Held to maturity securities pledged on repurchase agreements, at amortized cost
(estimated market value: 2001 - $16,908,060; 2000 - $18,265,000)                            16,896,243             18,400,485
Loans receivable, net                                                                    1,662,507,772          1,631,276,069
Accounts receivable, including advances to investors, net                                   19,979,385             16,107,136
Accrued interest receivable                                                                 28,521,628             28,919,237
Servicing asset                                                                             97,451,393             95,078,530
Premises and equipment                                                                      20,404,034             20,144,726
Other assets                                                                                29,377,390             29,229,655
                                                                                       ---------------        ---------------
                                                                                       $ 3,671,472,264        $ 3,539,444,207
                                                                                       ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                          $ 1,740,003,881        $ 1,676,062,163
     Fed funds purchased                                                                            --             25,000,000
     Securities sold under agreements to repurchase                                        892,318,270            827,749,494
     Notes payable                                                                         173,076,129            138,857,562
     Advances from FHLB                                                                    408,625,000            505,000,000
     Other borrowings                                                                        8,839,770              8,839,770
     Accounts payable and accrued liabilities                                               52,576,267             43,614,238
     Other liabilities                                                                       6,570,023              5,485,330
                                                                                       ---------------        ---------------
                                                                                         3,282,009,340          3,230,608,557
                                                                                       ---------------        ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
         Non-cumulative perpetual:
         7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding                               50,000,000             50,000,000
         7.75% Monthly Income Preferred Stock, Series B, $25 liquidation value,
          1,000,000 shares authorized, issued and outstanding                               25,000,000             25,000,000
         7.60% Monthly Income Preferred Stock, Series C, $25 liquidation value,
          2,760,000 shares authorized, issued and outstanding                               69,000,000                     --

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 18,440,556
           issued and outstanding                                                              184,406                184,406
          Class B - $.01 par value, 30,000,000 shares authorized, 10,237,675
           issued and outstanding in 2001 (2000-10,230,029)                                    102,377                102,300
     Additional paid-in capital                                                             38,438,687             40,800,652
     Retained earnings                                                                     195,555,113            186,028,611
     Capital reserves of the Bank                                                            7,444,108              7,444,108
     Accumulated other comprehensive income (loss)                                           3,738,233               (724,427)
                                                                                       ---------------        ---------------
                                                                                           389,462,924            308,835,650
                                                                                       ---------------        ---------------
                                                                                       $ 3,671,472,264        $ 3,539,444,207
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

RECLASSIFICATIONS

         Certain reclassifications have been made to the 2000 consolidated statement of cash flows to conform with the 2001 financial statement presentation.

NOTE 2  -  EARNINGS AND DIVIDENDS PER SHARE

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Outstanding stock options granted in connection with the Company's Stock Option Plan (637,880 and 657,237 during the quarters ended March 31, 2001 and 2000, respectively) are included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share. Dividends per share on common stock declared and paid by the Company were as follows:

                         Quarter Ended March 31,
                         2001               2000
                         ----               ----
                         $0.06             $0.045

NOTE 3  -  INVESTMENT AND MORTGAGE-BACKED SECURITIES

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

                                                        March 31,          December 31,
                                                          2001                2000
                                                     -------------        -------------
                                                      (Unaudited)
MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

     GNMA certificates                               $  27,959,398        $  12,038,040
     FHLMC certificates                                 74,250,751                   --
                                                     -------------        -------------
                                                     $ 102,210,149        $  12,038,040
                                                     =============        =============

                                                                         March 31, 2001                   December 31, 2000
                                                              --------------------------------    --------------------------------
                                                                Amortized           Fair            Amortized            Fair
                                                                   cost             value              cost              value
                                                              --------------    --------------    --------------    --------------
                                                                         (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

CMO residuals (interest only), interest only strips (IO's)
     and other mortgage-backed securities                     $   21,360,052    $   23,285,695    $   21,398,077    $   23,227,026
                                                              --------------    --------------    --------------    --------------


FNMA certificates:
     Due from five to ten years                                      585,573           592,893           633,552           633,552
     Due over ten years                                          201,790,782       203,856,070        98,779,069        99,968,168
                                                              --------------    --------------    --------------    --------------
                                                                 202,376,355       204,448,963        99,412,621       100,601,720
                                                              --------------    --------------    --------------    --------------
FHLMC certificates:
     Due within one year                                              10,160            10,160            13,395            13,395
     Due from one to five years                                      120,718           120,305           131,526           129,956
     Due from five to ten years                                    1,510,485         1,528,603         1,587,103         1,587,034
     Due over ten years                                          247,693,447       250,485,187       434,864,554       437,226,389
                                                              --------------    --------------    --------------    --------------
                                                                 249,334,810       252,144,255       436,596,578       438,956,774
                                                              --------------    --------------    --------------    --------------
GNMA certificates:
      Due from one to five years                                      50,732            50,694            25,582            25,502
      Due from five to ten years                                   9,986,301         9,957,393        10,491,790        10,419,318
      Due over ten years                                         558,349,400       554,436,481       584,419,215       576,869,337
                                                              --------------    --------------    --------------    --------------
                                                                 568,386,433       564,444,568       594,936,587       587,314,157
                                                              --------------    --------------    --------------    --------------

                                                               1,041,457,650     1,044,323,481     1,152,343,863     1,150,099,677
                                                              --------------    --------------    --------------    --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

U.S. Government and Agencies securities:
      Due within one year                                          6,300,000         6,310,390         8,500,000         8,446,450
      Due from one to five years                                 137,745,706       139,005,675       192,762,585       193,298,396
      Due from five to ten years                                 198,836,533       200,653,134       114,881,388       115,351,548
                                                              --------------    --------------    --------------    --------------
                                                                 342,882,239       345,969,199       316,143,973       317,096,394
                                                              --------------    --------------    --------------    --------------

Corporate debt obligations
     Due from one to five years                                   13,308,927        13,564,121         5,097,519         5,201,699
                                                              --------------    --------------    --------------    --------------

FHLB stock                                                        46,401,467        46,401,467        45,973,167        45,973,167
                                                              --------------    --------------    --------------    --------------
                                                                 402,592,633       405,934,787       367,214,659       368,271,260
                                                              --------------    --------------    --------------    --------------
                                                              $1,444,050,283    $1,450,258,268    $1,519,558,522    $1,518,370,937
                                                              ==============    ==============    ==============    ==============

On January 1, 2001, the Company reclassified mortgage-backed securities available for sale with a fair value of
$75.9 million to held for trading. Upon transfer, the Company recognized a gain of approximately $833,000.

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
                                               ===============         ===============


         The changes in the allowance for loan losses follow:

                                                         Three months ended
                                                             March 31,
                                                    -------------------------
                                                      2001              2000
                                                    --------         --------
                                                           (Unaudited)
                                                      (Dollars in thousands)
Balance, beginning of period                        $ 11,600         $  8,971
Provision for loan losses                              2,000            1,350
Loans charged-off                                     (1,641)          (1,027)
Recoveries                                               111              226
                                                    --------         --------
Balance, end of period                              $ 12,070         $  9,520
                                                    ========         ========

        The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.


                                                        March 31,         December 31,
                                                          2001                2000
                                                                 (Unaudited)
                                                       -------------------------------
                                                           (Dollars in thousands)
Non-accruing loans:
  Residential real estate                              $    87,532         $    79,234
  Residential construction                                     985                 487
  Commercial real estate                                    14,286              11,881
  Commercial business                                        3,222               1,414
  Consumer unsecured                                           444               1,186
                                                       -------------------------------
    Total                                                  106,469              94,202
                                                       -------------------------------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                       --                  --
  Residential construction                                      --                  --
  Commercial real estate                                        --                  --
  Commercial business                                          540                 420
  Consumer                                                     242                 360
                                                       -------------------------------
    Total accruing loans greater than
      90 days delinquent                                       782                 780
                                                       -------------------------------
    Total non-performing loans                             107,251              94,982
                                                       -------------------------------
Real estate owned, net of reserves                           9,463               9,056
Other repossessed assets                                       527                 583
                                                       -------------------------------
                                                             9,990               9,639
                                                       -------------------------------
    Total non-performing assets                        $   117,241         $   104,621
                                                       -------------------------------

    Total non-performing loans as a
      percentage of total loans(1)                            5.83%               5.38%
                                                       -------------------------------
    Total non-performing assets as a
      percentage of total assets                              3.19%               2.96%
                                                       -------------------------------
    Allowance for loan losses as a percentage
       of total non-performing loans(2)                      11.25%              12.21%
                                                       -------------------------------
     Allowance for loan losses as a percentage
        of total loans outstanding(2)                         0.66%               0.66%
                                                       -------------------------------
      Net charge-offs to average loans
         outstanding                                          0.35%               0.17%
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

         Total expenses increased by $3.3 million or 16% during the three months ended March 31, 2001 over the comparable period, primarily due to a $2.3 million or 24% increase in other administrative and general expenses, primarily due to increased amortization of servicing rights and increased advertising expenses associated with increased loan production.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2001, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.05%, 13.13% and 13.88%, respectively.

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

                           PART II - OTHER INFORMATION


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      List of Exhibits:

EXHIBIT NO.       EXHIBIT
-----------       -------
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

 3.6 Certificate of Resolutions designating the terms of the Series C Preferred Stock(8)

 4.0              Specimen of Stock Certificate of R&G Financial Corporation(2)

 4.1              Form of Series A Preferred Stock Certificate of R&G Financial
                  Corporation(3)

 4.2              Form of Series B Preferred Stock Certificate of R&G Financial
                  Corporation(5)

 4.3              Form of Series C Preferred Stock Certificate of R&G Financial
                  Corporation(8)

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

10.3 Master Production Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on August 30, 1991 and
                  March 31, 1995(2)

10.4              Data Processing Computer Service Agreement between R&G
                  Mortgage and R-G Premier Bank dated December 1, 1994(2)

10.5 Securitization Agreement by and between R&G Mortgage and the Bank, dated as of July 1, 1995(2)

10.6              R&G Financial Corporation Stock Option Plan(2)(*)

------------

(1)      Incorporated by reference from the Registration Statement on Form S-4
         Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission ("SEC") on October 1, 1996.

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

(6)      Incorporated by reference from the Registrant's Current Report on Form
         8-K filed with the SEC on August 31, 1998.

(7) Incorporated by reference from the Registrant's Form 10-K filed with the SEC on April 13, 2000.

(8)      Incorporated by reference from Pre-Effective Amendment No. 1 to the
         Registrant's Registration Statement on Form S-3 (File No. 333-55834), filed with the SEC on March 7, 2001.

         (*)      Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     R&G FINANCIAL CORPORATION


Date: May 31, 2001                   By: /s/ VICTOR J. GALAN
                                         ---------------------------------------
                                         Victor J. Galan, Chairman
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


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