Form 10-Q
period 2001-06-30
R&G FINANCIAL CORP
filed 2001-08-14
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                             -------    --------

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

                               YES [X]     NO [ ]


Number of shares of Class B Common Stock outstanding as of June 30, 2001:
14,237,884 (Does not include 16,440,556 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX

                                                                                                               Page
PART I  -  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements .......................................................................3

                  Consolidated Statements of Financial Condition as of
                           June 30, 2001 (Unaudited) and December 31, 2000........................................3

                  Consolidated Statements of Income for the Three and Six
                           Months Ended June 30, 2001 and 2000 (Unaudited)........................................4

                  Consolidated Statements of Comprehensive Income for the Three and Six
                           Months Ended June 30, 2001 and 2000 (Unaudited)........................................5

                  Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2001 and 2000 (Unaudited) ..............................................6

                  Notes to Unaudited Consolidated Financial Statements ...........................................7


ITEM 2...Management's Discussion and Analysis ...................................................................16

ITEM 3...Quantitative and Qualitative Disclosures about Market Risk..............................................26

PART II  - OTHER INFORMATION

ITEM 1.  Legal Proceedings ......................................................................................26

ITEM 2.  Changes in Securities ..................................................................................26

ITEM 3.  Defaults upon Senior Securities ........................................................................26

ITEM 4.  Submission of Matters ..................................................................................26

ITEM 5.  Other Information ......................................................................................26

ITEM 6.  Exhibits and Reports on Form 8-K .......................................................................27

             Signatures .........................................................................................27

                          PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            June 30,               December 31,
                                                                                              2001                     2000
                                                                                         ---------------------------------------
                                                                                          (Unaudited)
ASSETS
Cash and due from banks                                                                  $   34,939,363           $   43,466,268
Money market investments:
    Securities purchased under agreements to resell                                          11,001,302                       --
    Time deposits with other banks                                                           17,826,549               25,623,696
     Federal funds sold                                                                              --                       --
Mortgage loans held for sale, at lower of cost or market                                    214,443,748               95,668,320
Mortgage-backed securities held for trading, at fair value                                   71,371,300                       --
Trading securities pledged on repurchase agreements, at fair value                           57,955,798               12,038,040
Mortgage-backed and investment securities available for sale, at fair value               1,140,757,220            1,044,164,433
Available for sale securities pledged on repurchase agreements                              579,252,201              474,206,504
Mortgage-backed and investment securities held to maturity, at amortized cost
(estimated market value: 2001 - $41,610,100; 2000 - $5,111,404)                              41,717,530                5,121,108
Held to maturity securities pledged on repurchase agreements, at amortized cost
(estimated market value: 2001 - $13,523,679; 2000 - $18,265,000)                             13,342,552               18,400,485
Loans receivable, net                                                                     1,729,956,898            1,631,276,069
Accounts receivable, including advances to investors, net                                    23,529,649               16,107,136
Accrued interest receivable                                                                  33,610,085               28,919,237
Servicing asset                                                                             100,807,935               95,078,530
Premises and equipment                                                                       20,459,136               20,144,726
Other assets                                                                                 36,919,707               29,229,655
                                                                                         --------------           --------------
                                                                                         $4,127,890,973           $3,539,444,207
                                                                                         ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                            $1,839,450,930           $1,676,062,163
     Federal funds purchased                                                                         --               25,000,000
     Securities sold under agreements to repurchase                                       1,122,958,638              827,749,494
     Notes payable                                                                          258,301,225              138,857,562
     Advances from FHLB                                                                     408,625,000              505,000,000
     Other borrowings                                                                         8,490,630                8,839,770
     Accounts payable and accrued liabilities                                                56,124,127               43,614,238
     Other liabilities                                                                        9,879,110                5,485,330
                                                                                         --------------           --------------
                                                                                          3,703,829,660            3,230,608,557
                                                                                         --------------           --------------

Stockholders'equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
         Non-cumulative perpetual:
         7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding                                50,000,000               50,000,000
         7.75% Monthly Income Preferred Stock, Series B, $25 liquidation value,
          1,000,000 shares authorized, issued and outstanding                                25,000,000               25,000,000
         7.60% Monthly Income Preferred Stock, Series C, $25 liquidation value,
          2,760,000 shares authorized, issued and outstanding                                69,000,000                       --

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 16,440,556
           issued  and outstanding                                                              164,406                  184,406
          Class B - $.01 par value, 40,000,000 shares authorized, 14,237884
           issued  and outstanding in 2001 (2000-10,230,029)                                    142,379                  102,300
     Additional paid-in capital                                                              66,607,593               40,800,652
     Retained earnings                                                                      206,444,727              186,028,611
     Capital reserves of the Bank                                                             7,444,108                7,444,108
     Accumulated other comprehensive loss                                                      (741,900)                (724,427)
                                                                                         --------------           --------------
                                                                                            424,061,313              308,835,650
                                                                                         --------------           --------------
                                                                                         $4,127,890,973           $3,539,444,207
                                                                                         ==============           ==============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three month                        Six month
                                                                             period ended                      period ended
                                                                               June 30,                          June 30,
                                                                    -----------------------------     -----------------------------
                                                                        2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
                                                                             (Unaudited)                       (Unaudited)
                                                                           (Dollars in thousands except for per share data)
Interest income:
     Loans                                                          $     36,356     $     40,049     $     73,784     $     76,778
     Money market and other investments                                    8,238            6,063           15,608           11,270
     Mortgage-backed securities                                           19,897           11,599           37,968           22,946
                                                                    ------------     ------------     ------------     ------------
          Total interest income                                           64,491           57,711          127,360          110,994
                                                                    ------------     ------------     ------------     ------------
Interest expense:
      Deposits                                                            22,619           19,031           45,695           36,057
      Securities sold under agreements to repurchase                      11,960           11,714           24,516           22,249
      Notes payable                                                        2,978            2,899            5,022            6,264
      Other                                                                5,513            7,334           12,539           12,931
                                                                    ------------     ------------     ------------     ------------
          Total interest expense                                          43,070           40,978           87,772           77,501
                                                                    ------------     ------------     ------------     ------------
Net interest income                                                       21,421           16,733           39,588           33,493
Provision for loan losses                                                 (2,100)          (1,500)          (4,100)          (2,850)
                                                                    ------------     ------------     ------------     ------------
Net interest income after provision for loan losses                       19,321           15,233           35,488           30,643
                                                                    ------------     ------------     ------------     ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                          11,948            9,489           26,986           16,813
     Loan administration and servicing fees                                8,670            7,379           16,693           14,990
     Service charges, fees and other                                       3,380            1,936            5,905            3,425
                                                                    ------------     ------------     ------------     ------------
                                                                          23,998           18,804           49,584           35,228
                                                                    ------------     ------------     ------------     ------------

          Total revenues                                                  43,319           34,037           85,072           65,871
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
     Employee compensation and benefits                                    7,299            5,977           14,849           13,204
     Office occupancy and equipment                                        4,119            3,325            8,021            6,577
     Other administrative and general                                     12,448           10,528           24,325           20,121
                                                                    ------------     ------------     ------------     ------------
                                                                          23,866           19,830           47,195           39,902
                                                                    ------------     ------------     ------------     ------------
Income before income taxes and cumulative effect from
     change in accounting principle                                       19,453           14,207           37,877           25,969
                                                                    ------------     ------------     ------------     ------------
Income tax expense:
     Current                                                               3,015            4,913            7,211            7,345
     Deferred                                                              1,000           (1,414)           1,900           (1,571)
                                                                    ------------     ------------     ------------     ------------
                                                                           4,015            3,499            9,111            5,774
                                                                    ------------     ------------     ------------     ------------

Income before cumulative effect
     from change in accounting principle                                  15,438           10,708           28,767           20,195
Cummulative effect from change in accounting principle,
     net of income tax benefit of $206                                        --               --             (323)              --
                                                                    ------------     ------------     ------------     ------------
          Net income                                                $     15,438     $     10,708     $     28,444     $     20,195
                                                                    ============     ============     ============     ============
          Earnings per common share before cumulative
             effect from change in accounting principle - Basic     $       0.44     $       0.32     $       0.85     $       0.60
                                                                    ------------     ------------     ------------     ------------
          Earnings per common share before cumulative
             effect from change in accounting principle - Diluted   $       0.43     $       0.32     $       0.82     $       0.59
                                                                    ------------     ------------     ------------     ------------
Earnings per common share - Basic                                   $       0.44     $       0.32     $       0.83     $       0.60
                                                                    ------------     ------------     ------------     ------------
                            - Diluted                               $       0.43     $       0.32     $       0.81     $       0.59
                                                                    ------------     ------------     ------------     ------------
Weighted average number of shares outstanding - Basic                 28,766,054       28,659,775       28,719,992       28,659,441
                                                - Diluted             29,483,654       29,314,283       29,439,720       29,315,314

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                             Three month                  Six month
                                                                             period ended                period ended
                                                                               June 30,                    June 30,
                                                                        ----------------------      ----------------------
                                                                          2001          2000          2001          2000
                                                                        --------      --------      --------      --------
                                                                             (Unaudited)                  (Unaudited)
                                                                                      (Dollars in thousands)
Net income                                                              $ 15,438      $ 10,708      $ 28,444      $ 20,195
                                                                        --------      --------      --------      --------

Other comprehensive income, before tax:

Unrealized gains (losses):

Cash flow hedges                                                          (3,751)           --        (5,742)           --
                                                                        --------      --------      --------      --------

Investment securities:
     Arising during period                                                (3,821)         (498)        5,047        (2,384)
     Less: Reclassification adjustments for (gains) losses included
                 in net income                                               228            73        (1,244)          153
                                                                        --------      --------      --------      --------
                                                                          (3,593)         (425)        3,803        (2,231)
                                                                        --------      --------      --------      --------
                                                                          (7,344)         (425)       (1,939)       (2,231)

Income tax benefit related to items of other comprehensive income          2,864           166           756           870
                                                                        --------      --------      --------      --------
                                                                          (4,480)         (259)       (1,183)       (1,361)
Cumulative effect from change in accounting principle,
     net of income taxes of $745                                              --            --         1,166            --
                                                                        --------      --------      --------      --------
Other comprehensive loss, net of tax                                      (4,480)         (259)          (17)       (1,361)
                                                                        --------      --------      --------      --------

Comprehensive income, net of tax                                        $ 10,958      $ 10,449      $ 28,427      $ 18,834
                                                                        ========      ========      ========      ========

        The accompanying notes are an integral part of these statements.

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six month period ended
                                                                                                           June 30,
                                                                                                 --------------------------
                                                                                                    2001            2000
                                                                                                        (Unaudited)
                                                                                                   (Dollars in thousands)
Cash flows from operating activities:
     Net income                                                                                  $   28,444      $   20,195
                                                                                                 ----------      ----------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                              3,169           2,557
           Amortization of premium on investment securities, net                                        208             119
           Amortization of servicing rights                                                           6,621           4,740
           Provision for loan losses                                                                  4,100           2,850
           Provision for bad debts in accounts  receivable                                              450             220
           Gain on sales of  loans                                                                     (225)           (207)
           (Gain) loss on sales of securities available for sale                                     (1,244)            153
           Unrealized loss (profit) on trading securities and derivative instruments                    725            (155)
           Increase in mortgage loans held for sale                                                (151,499)        (73,547)
           Net (increase) decrease in mortgage-backed securities held for trading                   (40,607)         29,996
           Increase in receivables                                                                  (11,757)         (3,374)
           Increase in other assets                                                                   8,844          (5,948)
           Increase in notes payable and other borrowings                                           119,094          21,458
           Increase in accounts payable and accrued liabilities                                       7,831           7,957
           Increase in other liabilities                                                              4,394           1,193
                                                                                                 ----------      ----------
               Total adjustments                                                                    (67,584)        (11,988)
                                                                                                 ----------      ----------
               Net cash (used in) provided by operating activities                                  (39,140)          8,207
                                                                                                 ----------      ----------
Cash flows from investing activities:
      Purchases of investment securities                                                           (412,389)        (78,080)
      Proceeds from sales of securities available for sale                                          158,041          20,625
      Proceeds from maturities of securities held to maturity                                            --              --
      Principal repayments and redemptions of investment securities                                 208,783          19,816
      Proceeds from sales of loans                                                                   63,676          30,993
      Net originations of loans                                                                    (386,181)       (298,361)
      Purchases of  FHLB stock, net                                                                  (6,833)         (6,667)
      Acquisition of premises and equipment                                                          (2,952)         (1,503)
      Acquisition of servicing rights                                                               (12,350)         (8,348)
                                                                                                 ----------      ----------
               Net cash used in investing activities                                               (390,205)       (321,525)
                                                                                                 ----------      ----------
Cash flows from financing activities:
     Increase in deposits - net                                                                     163,389         193,096
     Decrease in federal funds purchased                                                            (25,000)             --
     Increase in securities sold under agreements to repurchase - net                               295,209          55,711
     (Repayments) advances from FHLB, net                                                           (96,375)         67,000
     Proceeds from issuance of preferred stock                                                       66,602              --
     Proceeds from issuance of common stock                                                          28,225              13
     Cash dividends:
          Common stock                                                                               (3,549)         (2,687)
          Preferred stock                                                                            (4,479)         (2,819)
                                                                                                 ----------      ----------
               Net cash provided by financing activities                                            424,022         310,314
                                                                                                 ----------      ----------
Net decrease in cash and cash equivalents                                                            (5,323)         (3,004)
Cash and cash equivalents at  beginning of  period                                                   69,090          65,996
                                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                                       $   63,767      $   62,992
                                                                                                 ==========      ==========

Cash and cash equivalents include:
     Cash and due from banks                                                                     $   34,939      $   28,511
     Securities purchased under agreements to resell                                                 11,001           6,062
     Time deposits with other banks                                                                  17,827          18,419
     Federal funds sold                                                                                  --          10,000
                                                                                                 ----------      ----------
                                                                                                 $   63,767      $   62,992
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

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 2001 and the results of operations and changes in its cash flows for the three and six months ended June 30, 2001 and 2000.

         The results of operations for the three and six months periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

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

NOTE 2 - EARNINGS AND DIVIDENDS PER SHARE

         Basic earnings per common share for the three and six month periods ended June 30, 2001 and 2000 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. The weighted average of outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation (717,600 and 654,508 during the three month periods ended June 30, 2001 and 2000, respectively, and 719,728 and 654,873 during the six month periods ended June 30, 2001 and 2000, respectively). No other adjustments were made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

               Three month                       Six month
              period ended                      period ended
                June 30,                          June 30,
         ----------------------            ----------------------
           2001          2000                2001          2000
         --------      --------            --------      --------
         $0.06375      $0.04875            $0.12375      $0.09375

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                   June 30,       December 31,
                                                     2001             2000
                                                 ------------     ------------
                                                 (Unaudited)
MORTGAGE-BACKED SECURITIES HELD FOR TRADING:
     GNMA certificates                           $ 13,830,035     $ 12,038,040
     FHLMC certificates                           115,497,063               --
                                                 ------------     ------------
                                                 $129,327,098     $ 12,038,040
                                                 ============     ============

                                                                         June 30, 2001                     December 31, 2000
                                                                  Amortized             Fair           Amortized            Fair
                                                                    cost               value             cost              value
                                                               -------------- ------------------------------------------------------
                                                                          (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

CMO residuals (interest only), interest only strips (IO's)
     and other mortgage-backed securities                      $   67,810,249     $   69,361,210   $   21,398,077     $   23,227,026
                                                               --------------     --------------   --------------     --------------

FNMA certificates:
     Due from five to ten years                                       570,018            571,621          633,552            633,552
     Due over ten years                                           309,829,665        310,234,146       98,779,069         99,968,168
                                                               --------------     --------------   --------------     --------------
                                                                  310,399,683        310,805,767       99,412,621        100,601,720
                                                               --------------     --------------   --------------     --------------
FHLMC certificates:
     Due within one year                                                6,850              6,964           13,395             13,395
     Due from one to five years                                       110,208            111,114          131,526            129,956
     Due from five to ten years                                     1,467,925          1,487,123        1,587,103          1,587,034
     Due over ten years                                           280,427,453        281,730,562      434,864,554        437,226,389
                                                               --------------     --------------   --------------     --------------
                                                                  282,012,436        283,335,763      436,596,578        438,956,774
                                                               --------------     --------------   --------------     --------------
GNMA certificates:
      Due from one to five years                                       50,042             50,293           25,582             25,502
      Due from five to ten years                                    8,977,908          8,946,947       10,491,790         10,419,318
      Due over ten years                                          556,278,053        554,299,571      584,419,215        576,869,337
                                                               --------------     --------------   --------------     --------------
                                                                  565,306,005        563,296,811      594,936,587        587,314,157
                                                               --------------     --------------   --------------     --------------

                                                                1,225,528,373      1,226,799,551    1,152,343,863      1,150,099,677
                                                               --------------     --------------   --------------     --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

U.S. Government and Agencies securities:
      Due within one year                                           4,400,000          4,430,620        8,500,000          8,446,450
      Due from one to five years                                   86,547,025         87,643,526      192,762,585        193,298,396
      Due from five to ten years                                  304,411,879        304,191,232      114,881,388        115,351,548
                                                               --------------     --------------   --------------     --------------
                                                                  395,358,904        396,265,378      316,143,973        317,096,394
                                                               --------------     --------------   --------------     --------------

Corporate debt obligations
     Due from one to five years                                    43,700,525         44,138,025        5,097,519          5,201,699
                                                               --------------     --------------   --------------     --------------

FHLB stock                                                         52,806,467         52,806,467       45,973,167         45,973,167
                                                               --------------     --------------   --------------     --------------
                                                                  491,865,896        493,209,870      367,214,659        368,271,260
                                                               --------------     --------------   --------------     --------------
                                                               $1,717,394,269     $1,720,009,421   $1,519,558,522     $1,518,370,937
                                                               ==============     ==============   ==============     ==============

                                                             June 30, 2001                   December 31, 2000
                                                        Amortized         Fair          Amortized            Fair
                                                          cost            value            cost              value
                                                     ---------------------------------------------------------------
                                                                (Unaudited)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due within one year                            $         --     $         --     $      2,435     $      2,611
      Due from five to ten years                        7,644,820        7,466,320        8,864,274        8,605,749
      Due over ten years                               25,156,999       25,112,593        1,844,978        1,765,812
                                                     ------------     ------------     ------------     ------------
                                                       32,801,819       32,578,913       10,711,687       10,374,172
                                                     ------------     ------------     ------------     ------------

FNMA certificates:
     Due over ten years                                 8,387,953        8,688,412        8,946,973        9,145,168
                                                     ------------     ------------     ------------     ------------

FHLMC certificates:
     Due over ten years                                   142,542          138,686          159,544          153,675
                                                     ------------     ------------     ------------     ------------

                                                       41,332,314       41,406,011       19,818,204       19,673,015
                                                     ------------     ------------     ------------     ------------


INVESTMENT SECURITIES HELD TO MATURITY:


Puerto Rico Government and Agencies obligations:
       Due from one to five years                       2,298,000        2,298,000        1,948,000        1,948,000
       Due from five to ten years                      11,329,768       11,329,768        1,755,389        1,755,389
                                                     ------------     ------------     ------------     ------------
                                                       13,627,768       13,627,768        3,703,389        3,703,389

Other                                                     100,000          100,000               --               --
                                                     ------------     ------------     ------------     ------------
                                                       13,727,768       13,727,768        3,703,389        3,703,389
                                                     ------------     ------------     ------------     ------------
                                                     $ 55,060,082     $ 55,133,779     $ 23,521,593     $ 23,376,404
                                                     ============     ============     ============     ============

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at June 30, 2001 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

                                                               Carrying Amount
                                                               ---------------
Mortgage -backed and investment securities available
     for sale, at fair value                                    $ 541,581,461
Mortgage -backed securities held to maturity, at
     amortized cost                                                 1,849,438
                                                                -------------
                                                                $ 543,430,899
                                                                =============

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans consist of the following:

                                                     June 30,                 December 31,
                                                       2001                       2000
                                                 -------------------------------------------
                                                   (Unaudited)
Real estate loans:
     Residential - first mortgage                $  1,038,118,638           $    998,983,595
     Residential - second mortgage                     34,307,820                 27,419,145
     Land                                               7,493,679                  6,049,179
     Construction                                     180,518,594                156,775,370
     Commercial                                       331,495,499                304,104,485
                                                 ----------------           ----------------
                                                    1,591,934,230              1,493,331,774
Undisbursed portion of loans in process               (97,675,789)               (83,246,004)
Net deferred loan costs                                 1,148,547                    908,553
                                                 ----------------           ----------------
                                                    1,495,406,988              1,410,994,323
                                                 ----------------           ----------------
Other loans:
     Commercial                                        75,119,727                 59,120,394
     Consumer:
        Secured by deposits                            30,846,315                 26,925,836
        Secured by real estate                         94,198,316                100,357,019
        Other                                          47,449,500                 45,563,186
Unearned interest                                         (88,237)                   (85,055)
                                                 ----------------           ----------------
                                                      247,525,621                231,881,380
                                                 ----------------           ----------------

        Total loans                                 1,742,932,609              1,642,875,703
     Allowance for loan losses                        (12,975,711)               (11,599,634)
                                                 ----------------           ----------------
                                                 $  1,729,956,898           $  1,631,276,069
                                                 ================           ================

         The changes in the allowance for loan losses follow:

                                            Six months ended
                                                June 30,
                                      ---------------------------
                                        2001               2000
                                      --------           --------
                                              (Unaudited)
                                        (Dollars in thousands)
Balance, beginning of period          $ 11,600           $  8,971
Provision for loan losses                4,100              2,850
Transferred reserves                       806                 --
Loans charged-off                       (3,819)            (1,814)
Recoveries                                 289                424
                                      --------           --------
Balance, end of period                $ 12,976           $ 10,431
                                      ========           ========

The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                         June 30,         December 31,
                                                           2001               2000
                                                                 (Unaudited)
                                                         -----------------------------
                                                             (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                $ 93,844           $ 79,234
  Residential construction                                    823                487
  Commercial real estate                                   15,338             11,881
  Commercial business                                       2,738              1,414
  Consumer unsecured                                          290              1,186

                                                         -----------------------------
    Total                                                 113,033             94,202
                                                         -----------------------------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                      --                 --
  Residential construction                                     --                 --
  Commercial real estate                                       --                 --
  Commercial business                                         328                420
  Consumer                                                    609                360
                                                         -----------------------------
    Total accruing loans greater than
      90 days delinquent                                      937                780
                                                         -----------------------------

    Total non-performing loans                            113,970             94,982
                                                         -----------------------------
Real estate owned, net of reserves                         10,552              9,056
Other repossessed assets                                      917                583
                                                         -----------------------------
                                                           11,469              9,639
                                                         -----------------------------

    Total non-performing assets                          $125,439           $104,621
                                                         -----------------------------

    Total non-performing loans as a
      percentage of total loans(1)                           6.20%              5.51%
                                                         -----------------------------

    Total non-performing assets as a
      percentage of total assets                             3.04%              2.96%
                                                         -----------------------------

    Allowance for loan losses as a percentage
       of total non-performing loans(2)                     11.39%             12.21%
                                                         -----------------------------

     Allowance for loan losses as a percentage
        of total loans outstanding(2)                        0.71%              0.67%
                                                         -----------------------------

      Net charge-offs to average loans
         outstanding                                         0.39%              0.17%
                                                         -----------------------------

----------------------

(1) The increase in the ratio was partially caused by significant loan securitizations during the last two quarters of 2000 and the first two quarters of 2001, which reduced the amount of loans held in portfolio which are considered in the calculation of the ratio. Without giving effect to loan securitizations, as of June 30, 2001 and December 31, 2000, the ratio of non-performing loans to total loans would have been 4.70% and 4.45%, respectively.

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at June 30, 2001 and December 31, 2000 would have been 1.69% and 64.5%, respectively, and 1.66% and 73.7%, respectively.

NOTE 5 - MORTGAGE LOAN SERVICING

The changes in the servicing asset of the Company follows:

                                        For the six month period ended June 30,
                                             2001                       2000
                                        ------------               ------------
                                                     (Unaudited)
Balance at beginning of period          $ 95,078,530               $ 84,252,506

Rights originated                         11,535,484                  3,982,151
Rights purchased                             814,513                  4,366,308
Scheduled amortization                    (5,270,592)                (4,740,324)
Unscheduled amortization                  (1,350,000)                        --
                                        ------------               ------------

Balance at end of period                $100,807,935               $ 87,860,641
                                        ============               ============

         The portion of the Company's mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                        June 30,         December 31,
                                          2001               2000
                                      -------------------------------
                                      (Unaudited)
                                          (Dollars in Thousands)
Passbook savings                      $  125,062          $  116,776
                                      ----------          ----------

NOW accounts                              49,839              43,271
Super NOW accounts                       145,629              97,172
Regular checking accounts
   (non-interest bearing)                 82,305              70,760
Commercial checking accounts
   (non-interest bearing)                132,038             101,178
                                      ----------          ----------
                                         409,811             312,381
                                      ----------          ----------

Certificates of deposit:
     Under $100,000                      527,875             489,221
     $100,000 and over                   771,378             749,081
                                      ----------          ----------
                                       1,299,253           1,238,302
                                      ----------          ----------

Accrued interest payable                   5,325               8,603
                                      ----------          ----------

                                      $1,839,451          $1,676,062
                                      ==========          ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS TO BUY AND SELL GNMA CERTIFICATES

         As of June 30, 2001, the Company had open commitments to issue GNMA certificates of approximately $15.0 million.

COMMITMENTS TO SELL MORTGAGE LOANS

         As of June 30, 2001 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $220.8 million.

LEASE COMMITMENTS

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

OTHER

         At June 30, 2001, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $539.8 million at June 30, 2001. Liability, if any, under the recourse provisions at June 30, 2001 is estimated by management to be insignificant.

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

         Total employee costs and other expenses before capitalization follows:

                                                                                    (Unaudited)
                                                        Three month period ended                    Six month period ended
                                                                June 30,                                   June 30,
                                                       2001                  2000                  2001                  2000
                                                   ------------          ------------          ------------          ------------
Employee costs                                     $ 13,348,888          $ 10,049,783          $ 26,046,713          $ 21,160,486
                                                   ------------          ------------          ------------          ------------

Other administrative and general expenses          $ 13,914,823          $ 11,455,002          $ 26,630,432          $ 21,952,471
                                                   ------------          ------------          ------------          ------------

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company's operations for its traditional banking; mortgage banking and insurance activities:

                                                                                 ($ in thousands)
                                                  ---------------------------------------------------------------------------------
                                                                         Three month period ended June 30
                                                  ---------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                  ---------------------------------------------------------------------------------
                                                            Mortgage              Segment              Mortgage             Segment
                                                  Banking    Banking  Insurance    Totals    Banking    Banking  Insurance   Totals
                                                  ---------------------------------------------------------------------------------
Revenues                                          $22,653    $20,302    $1,373    $44,328    $17,629    $17,283    $ --     $34,912

Non-interest expenses                              10,669     13,322       286     24,277      8,631     11,814      --      20,445
                                                  ---------------------------------------------------------------------------------

Income before income taxes and cumulative
     effect from change in accounting principle   $11,984    $ 6,980    $1,087    $20,051    $ 8,998    $ 5,469    $ --     $14,467
                                                  =================================================================================

                                                                            Six month period ended June 30
                                                  ---------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                  ---------------------------------------------------------------------------------
                                                            Mortgage              Segment              Mortgage             Segment
                                                  Banking    Banking  Insurance    Totals    Banking    Banking  Insurance   Totals
                                                  ---------------------------------------------------------------------------------

Revenues                                           $47,450    $38,126    $2,142    $87,718    $33,584    $34,020    $ --    $67,604

Non-interest expenses                               21,233     26,978       489     48,700     17,816     23,408      --     41,224
                                                  ---------------------------------------------------------------------------------

Income before income taxes and cumulative
     effect from change in accounting principle    $26,217    $11,148    $1,653    $39,018    $15,768    $10,612    $ --    $26,380
                                                  =================================================================================

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

         R&G Financial is currently in its 29th year of operations. The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial's mortgage servicing portfolio increased to approximately $6.9 billion as of June 30, 2001, from $6.4 billion as of the same date a year ago, an increase of 8.2%. R&G Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At June 30, 2001, the Company held securities available for sale with a fair market value of $1.7 billion, which included $1.2 billion of mortgage-backed securities of which $563.3 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

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

FINANCIAL CONDITION

         At June 30, 2001, total assets amounted to $4.1 billion, as compared to $3.5 billion at December 31, 2000. The $588.4 million or 16.6% increase in total assets since year-end was primarily the result of a $201.6 million or 13.3% increase in mortgage-backed and investment securities available for sale, a $117.3 million or 974.3% increase in mortgage-backed securities held for trading, a $118.8 million or 124.2% increase in mortgage loans held for sale and a $98.7 million or 6.0% increase in loans receivable, net.

         At June 30, 2001, deposits totaled $1.8 billion, an increase of $163.4 million or 9.7% when compared to December 31, 2000. In addition, at June 30, 2001, R&G Financial had $1.8 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), as compared to $1.5 billion at December 31, 2000. R&G Financial utilized deposits (primarily certificates of deposits) and repurchase agreements to fund its growth during the period.

 At June 30, 2001, R&G Financial's allowance for loan losses totaled $13.0 million, which represented a $2.4 million or 11.9% increase from the level maintained at December 31, 2000. At June 30, 2001, R&G Financial's allowance represented approximately 0.71% of the total loan portfolio and 11.39% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 1.69% and 64.5%, respectively, at June 30, 2001. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

         Non-performing loans amounted to $114.0 million at June 30, 2001, an increase of $54.6 million when compared to $59.4 million at December 31, 1999. However, $46.4 million or 85% of such increase consisted of residential mortgage loans, which resulted to a large extent from increased delays over the period in the foreclosure process in Puerto Rico. As noted above, because of the nature of the real estate collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.39% during the first half of 2001, 0.17% during 2000 and 0.25% during 1999. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans increased from 3.66% to 5.51% from December 31, 1999 to December 31, 2000 and to 6.20% at June 30, 2001, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during the last two quarters of 2000 and the first half of 2001, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, as of June 30, 2001 and December 31, 2000, the ratio of non-performing loans would have been 4.70% and 4.45%, respectively.

         Stockholders' equity increased from $308.8 million at December 31, 2000 to $424.1 million at June 30, 2001. The $115.2 million or 37.3% increase was due primarily to the issuance of 2,000,000 shares of Class B common stock on June 27, 2001 for aggregate net proceeds of $28.2 million, the issuance of 2,760,000 shares of the Company's 7.60% Monthly Income Preferred Stock, Series C, in March 2001 for aggregate net proceeds of $66.6 million and the net income recognized during the period.

RESULTS OF OPERATIONS

         During the three and six months ended June 30, 2001, R&G Financial reported net income before the cumulative effect of a change in accounting principle of $15.4 million and $28.8 million, or $0.43 and $0.81 of earnings per diluted share, respectively, compared to $10.7 million and $20.2 million or $0.32 and $0.59 of earnings per diluted share for the comparative periods in 2000.

         Net interest income increased by $6.1 million or 18.2% during the six month period ended June 30, 2001 to $39.6 million, primarily due to an increase in the average balance of interest-earning assets, which was partially offset by a 5 basis point decline in the net interest margin from 2.34% to 2.29%. With interest rates currently declining, R&G Financial expects a gradual improvement in its net interest margin, as evidenced by the 14 basis point improvement in the three month period ended June 30, 2001 when compared with the three month period ended June 30, 2000. The provision for loan losses amounted to $4.1 million during the six months ended June 30, 2001, a 44% increase over the prior comparable period, as R&G Financial increased it general reserves to reflect the expected continued growth in commercial lending, which involves greater credit risk than residential lending.

         R&G Financial also experienced an increase in non-interest income during the six months ended June 30, 2001 over the prior comparable period. Net gain on sale of loans increased significantly, by $10.2 million or 61% over the prior comparable period, which was due both to the volume of loans originated and sold as well as increased profits made on loans sold. Loan administration and servicing fees also increased by $1.7 million or 11% over the comparable periods, due to the growth in the loan servicing portfolio.

         Net interest income increased by $4.7 million or 28% to $21.4 million during the quarter ended June 30, 2001, due to an increase in the average balance of interest-earning assets, together with a 14 basis points increase in the net interest margin from 2.25% to 2.39%. Net gain on sale of loans increased 26% to $11.9 million during the three month ended June 30, 2001.

         Total expenses increased by $7.3 million or 18% during the six months ended June 30, 2001 over the prior comparable period, primarily due to a $4.2 million or 21% increase in other administrative and general expenses, primarily due to increased amortization of the Company's servicing asset and increased advertising expenses to increase loan production. Employee compensation and benefits increased by $1.6 million or 12% associated with employees hired to accommodate increased loan production. These increases were accompanied by a $1.4 million or 22% increase in occupancy expenses.

         Total expenses increased by $4.0 million or 20% during the three month period ended June 30, 2001 over the prior comparable period, due to a $1.9 million or 18% increase in other general and administrative expenses, a $1.3 million or 22% increase in employee compensation and benefits, and a $794,000 or 24% increase in occupancy expenses.

         The Company's effective tax rate decreased from 25% during the three month period ended June 30, 2000 to 21% during the three month period ended June 30, 2001. The decrease in the Company's effective tax rate during the quarter ended June 30, 2001 is primarily related to increases in the Company's tax-exempt interest income as a result of growth of the Company's tax-exempt securities portfolio.

INTEREST RATE RISK MANAGEMENT

         The following table summarizes the anticipated maturities or repricing or R&G Financial's interest-earning assets and interest-bearing liabilities as of June 30, 2001, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company's mortgage banking business, as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

                                               Within         Four to       More Than       More Than
                                               Three           Twelve      One Year to     Three Years     Over Five
(Dollars in Thousands)                         Months          Months      Three Years    to Five Years      Years         Total
                                            --------------------------------------------------------------------------------------

Interest-earning assets(1):

Loans receivable:
     Residential real estate loans          $    36,266     $   102,168     $ 229,629       $ 178,342     $  533,515    $1,079,920
     Construction loans                          55,621          12,173        15,049              --             --        82,843
     Commercial real estate loans               331,495              --            --              --             --       331,495
     Consumer loans                              46,368          37,207        50,820          23,219         14,880       172,494
     Commercial business loans                   56,328           8,326         9,027           1,430              9        75,120
Mortgage loans held for sale                     35,453         178,991            --              --             --       214,444
Mortgage-backed securities(2)(3)                164,022         465,330       171,689         136,365        460,053     1,397,459
Investment Securities(3)                        147,836         156,963       140,586          57,493          4,060       506,938
Other interest-earning assets(4)                 28,528             300            --              --             --        28,828
                                            --------------------------------------------------------------------------------------

Total                                       $   901,917     $   961,458     $ 616,800       $ 396,849     $1,012,517    $3,889,541
                                            ======================================================================================

Interest bearing liabilities:

Deposits(5)
     NOW and Super NOW accounts             $     9,774     $    27,366     $  30,083       $  24,367     $  103,878    $  195,468
     Passbook savings accounts                    3,126           9,066        22,574          18,059         72,237       125,062
     Regular and commercial checking             10,737          30,065        33,049          26,770        114,125       214,746
     Certificates of deposit                    357,809         686,048        88,402         161,294          5,700     1,299,253
FHLB advances                                    55,000          88,000        78,125         187,500             --       408,625
Securities sold under agreements to
   repurchase(6)                                677,755         130,756        95,724          10,524        208,200     1,122,959
Other borrowings(7)                              72,718         170,074        24,000              --             --       266,792
                                            --------------------------------------------------------------------------------------

Total                                         1,186,919       1,141,375       371,957         428,514        504,140     3,632,905
                                            --------------------------------------------------------------------------------------

Effect of hedging instruments                  (355,000)             --       210,000          65,000         80,000            --
                                            --------------------------------------------------------------------------------------

                                            $   831,919     $ 1,141,375     $ 581,957       $ 493,514     $  584,140    $3,632,905
                                            ======================================================================================

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities    $    69,998     $  (179,917)    $  34,843       $ (96,665)    $  428,377    $  256,636
                                            --------------------------------------------------------------------------------------

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                $    69,998     $  (109,919)    $ (75,076)      $(171,741)    $  256,636
                                            --------------------------------------------------------------------------------------

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                    1.70%          (2.67)%       (1.82)%         (4.16)%         6.22%
                                            --------------------------------------------------------------------------------------


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

         As of June 30, 2001, the Company had a one year negative gap of approximately $109.9 million which constituted 2.7% of total assets as such date, compared to a negative gap of approximately $477.8 million or 13.5% of total assets at December 31, 2000. R&G Financial's negative gap within one is due primarily to its large fixed-rate mortgage loans receivable portfolio held for investment and a portion of its portfolio of FHLB notes and other US agency securities which have call features but were not likely to be exercised by such agencies due to the actual interest rate environment. During the six months ended June 30, 2001, the Company extended the maturity dates of certain borrowings into longer-term maturities at lower rates to take advantage of reductions in interest rates during the quarter. In addition, the Company entered into certain derivative instruments and increased its portfolio of investment securities held for trading, reducing its gap exposure. While the above table presents the Company's loans receivable portfolio held for investment purposes according to its maturity date, from time to time the Company may negotiate special transactions with FHLMC and/or FNMA or other third party investors for the sale of such loans. There can be no assurance, however, that the Company will be successful in consummating any such transactions.


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

                                                                      For the three month period ended June 30,
                                                                    2001                                      2000
                                                   ------------------------------------------------------------------------------
                                                     Average                    Yield /        Average                    Yield /
        (Dollars in Thousands)                       Balance      Interest       Rate          Balance      Interest       Rate
                                                   ------------------------------------------------------------------------------
Interest-Earning Assets:

Cash and cash equivalents(1)                       $   36,761      $   412        4.48%      $   15,303      $   255        6.67%
Investment securities available for sale              411,499        6,981        6.79          292,883        5,160        7.05
Investment securities held to maturity                  5,013           72        5.75            5,435           80        5.81
Mortgage-backed securities held for trading           118,935        1,603        5.39           20,043          285        5.69
Mortgage-backed securities available for sale       1,113,737       18,023        6.47          699,111       10,990        6.29
Mortgage-backed securities held to maturity            18,517          271        5.85           21,747          324        5.96
Loans receivable, net(2)                            1,826,157       36,356        7.96        1,880,260       40,049        8.52
FHLB of New York Stock                                 48,079          773        6.43           38,282          568        5.95
                                                   ------------------------------------------------------------------------------

Total interest-earning assets                       3,578,698      $64,491        7.21%       2,973,064      $57,711        7.76%
                                                   ------------------------------------------------------------------------------

Non-interest-earning assets                           320,984                                   223,406
                                                   ------------------------------------------------------------------------------

Total assets                                       $3,899,682                                $3,196,470
                                                   =============================================================================

Interest-Bearing Liabilities:

Deposits                                           $1,758,890      $22,619        5.14%      $1,468,826      $19,031        5.18%
Securities sold under agreements to
   repurchase(3)                                      974,468       11,960        4.91          756,593       11,714        6.19
Notes payable                                         248,511        2,978        4.79          178,484        2,899        6.50
Other borrowings(4)                                   418,551        5,513        5.27          451,430        7,334        6.50
                                                   ------------------------------------------------------------------------------

Total interest-bearing liabilities                  3,400,420      $43,070        5.07%       2,855,333      $40,978        5.74%
                                                   ------------------------------------------------------------------------------

Non-interest-bearing liabilities                      105,971                                    61,226
                                                   ------------------------------------------------------------------------------

Total liabilities                                   3,506,391                                 2,916,559
                                                   ------------------------------------------------------------------------------

Stockholders' equity                                  393,291                                   279,911
                                                   ------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $3,899,682                                $3,196,470
                                                   =============================================================================

Net interest income; interest rate spread(5)                       $21,421        2.14%                      $16,733        2.02%
                                                                   -------------------                       -------------------

Net interest margin                                                               2.39%                                     2.25%
                                                                                ------                                    ------

Average interest-earning assets to average
   interest-bearing liabilities                                                 105.24%                                   104.12%
                                                                                ------                                    ------

                                                          (footnotes on page 23)

                                                                       For the six month period ended June 30,
                                                                    2001                                      2000
                                                   ------------------------------------------------------------------------------
                                                     Average                      Yield /       Average                    Yield /
        (Dollars in Thousands)                       Balance       Interest        Rate         Balance       Interest      Rate
                                                  -------------------------------------------------------------------------------
Interest-Earning Assets:

Cash and cash equivalents(1)                      $   40,503      $    1,021        5.04%     $   14,031      $    441       6.29%
Investment securities available for sale             380,788          12,919        6.79         273,231         9,534       6.98
Investment securities held to maturity                 4,354             125        5.74           5,436           158       5.81
Mortgage-backed securities held for trading          105,868           3,315        6.26          22,203           663       5.97
Mortgage-backed securities available for sale      1,066,664          34,087        6.39         696,785        21,615       6.20
Mortgage-backed securities held to maturity           18,976             566        5.97          22,282           668       6.00
Loans receivable, net(2)                           1,792,861          73,784        8.23       1,797,919        76,778       8.54
FHLB of New York Stock                                47,165           1,543        6.54          36,086         1,137       6.30
                                                  -------------------------------------------------------------------------------

Total interest-earning assets                      3,457,179      $  127,360        7.37%      2,867,973      $110,994       7.74%
                                                  -------------------------------------------------------------------------------

Non-interest-earning assets                          322,423                                     233,671
                                                  -------------------------------------------------------------------------------

Total assets                                      $3,779,602                                  $3,101,644
                                                  ===============================================================================

Interest-Bearing Liabilities:

Deposits                                          $1,723,751      $   45,695        5.30%     $1,422,537      $ 36,057       5.07%
Securities sold under agreements to
   repurchase(3)                                     909,610          24,582        5.40         724,384        22,249       6.14
Notes payable                                        213,504           5,022        4.70         197,121         6,264       6.36
Other borrowings(4)                                  453,043          12,473        5.51         420,733        12,931       6.15
                                                  -------------------------------------------------------------------------------

Total interest-bearing liabilities                 3,299,908      $   87,772        5.32%      2,764,775      $ 77,501       5.61%
                                                  -------------------------------------------------------------------------------

Non-interest-bearing liabilities                     114,555                                      60,417
                                                  -------------------------------------------------------------------------------

Total liabilities                                  3,414,463                                   2,825,192
                                                  -------------------------------------------------------------------------------

Stockholders' equity                                 365,139                                     276,452
                                                  -------------------------------------------------------------------------------

Total liabilities and stockholders' equity        $3,779,602                                  $3,101,644
                                                  ===============================================================================

Net interest income; interest rate spread(5)                      $   39,588        2.05%                     $ 33,493       2.13%
                                                                  ----------      ------                      --------     ------

Net interest margin                                                                 2.29%                                    2.34%
                                                                                  ------                                   ------

Average interest-earning assets to average
   interest-bearing liabilities                                                   104.77%                                  103.73%
                                                                                  ------                                   ------

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

MORTGAGE LOAN SERVICING

         The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

                                                                        June 30,
                                                           ------------------------------------
                                                               2001                    2000
                                                           ------------------------------------

                                                                  (Dollars in Thousands)

Composition of Servicing Portfolio at period end:
   GNMA                                                    $  2,974,223            $  2,984,115
   FNMA/FHLMC                                                 2,175,019               1,493,886
   Other mortgage loans(3)                                    1,778,000               1,926,893
                                                           ------------            ------------
Total servicing portfolio(3)                               $  6,927,242            $  6,404,894
                                                           ============            ============


Activity in the Servicing Portfolio:
  Beginning servicing portfolio                            $  6,634,059            $  6,177,511
  Add: Loan originations and purchases                          936,008                 671,287
         Servicing of portfolio loans acquired                    1,361                   1,779
  Less: Sale of servicing rights(1)                            (103,746)               (128,095)
         Run-offs(2)                                           (540,440)               (317,588)
                                                           ------------            ------------
  Ending servicing portfolio(3)                            $  6,927,242            $  6,404,894
                                                           ============            ============
  Number of loans serviced                                      112,057                 109,015
  Average loan size                                        $         62            $         59
  Average servicing fee rate                                      0.507%                  0.485%

--------------------

(1) Includes to loans sold, servicing released, by Continental Capital, totaling $103.8 million and $87.0 million in 2001 and 2000, respectively.

(2) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3) At the dates shown, included $995.0 million and $1.3 billion of loans serviced for the Bank, respectively, which constituted 14.4% and 19.8% of the total servicing portfolio, respectively.

         Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2001 less than 7% of the Company's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial's servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company's servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial's servicing portfolio. During the six month ended June 30, 2001 the Company recognized $1,350,000 of unscheduled amortization of mortgage servicing rights.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2001, the Company had $72.1 million in borrowings capacity under unused warehousing and other lines of credit, $583.4 million in borrowings capacity under unused lines of credit with the FHLB of New York and $40 million under unused federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At June 30, 2001, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $155.2 (including unused lines of credit) million. Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at June 30, 2001, and borrowings that are scheduled to mature within the same period amounted to $1.1 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2001, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.05%, 12.50% and 13.20%, respectively.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements made in this Form 10-Q that relate to future events are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon current expectations and R&G Financial assumes no obligation to update this information. Because actual results may differ materially from expectations, R&G Financial cautions readers not to place undue reliance on these statements. A number of factors, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition, could cause actual results to differ materially from historical results and those presently anticipated or projected. For a detailed discussion of the important factors affecting R&G Financial, please see the Company's Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risks at December 31, 2000 are presented in Item 7A of the Company's Annual report on Form 10-K. Information at June 30, 2001 is presented on page 18 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

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

                  Not applicable

ITEM 3: Defaults Upon Senior Securities

                  Not applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 25, 2001.

         1. With respect to the election of four directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2004 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:

Ana M. Armendariz          Class A - For 18,440,556              Withheld 0        Against 0
                           Class B - For 2,002,962               Withheld 0        Against 297,620

Victor L. Galan            Class A - For 18,440,556              Withheld 0        Against 0
                           Class B - For 1,932,980               Withheld 0        Against 367,602

Benigno Fernandez          Class A - For 18,440,556              Withheld 0        Against 0
                                     Class B - For 2,140,102     Withheld 0        Against 160,480

Pedro L. Ramirez           Class A - For 18,440,556              Withheld 0        Against 0
                                     Class B - For 2,145,062     Withheld 0        Against 155,520

         2. With respect to the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001, the following are the number of shares voted:

                  Class A - For 18,440,556   Withheld 0        Against 0
                  Class B - For 2,300,042    Withheld 540      Against 0

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

                            3.1              Certificate of Incorporation of R&G Financial Corporation(2)

                            3.2.1            Amended and Restated Certificate of Incorporation of R&G
                                             Financial Corporation(4)

                            3.2.2            Certificate of Amendment to Amended and Restated Certificate
                                             of R&G Financial Corporation(9)

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

                 -----------------

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

                           (9)      Incorporated by reference from the
                                    Registrant's Current Report on Form 8-K
                                    filed with the SEC on June 12, 2001.

                  b) A Form 8-K report was filed on June 12, 2001 with respect to the amendment of the Company's Certificate of Incorporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               R&G FINANCIAL CORPORATION


Date: August 14, 2001                   By: /S/ VICTOR J. GALAN
                                            ------------------------------------
                                            Victor J. Galan, Chairman
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /S/ JOSEPH R. SANDOVAL
                                            ------------------------------------
                                            Joseph R. Sandoval
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)