Form 10-Q/A
period 2000-09-30
R&G FINANCIAL CORP
filed 2001-10-02
CIK 1016933

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


                                                               September 30,           December 31,
                                                                   2000                   1999
                                                                -----------            -----------
                                                                (Unaudited)
Mortgage-backed securities held for trading:

     GNMA certificates                                          $11,901,000            $43,563,817
                                                                ===========            ===========

                                                             September 30, 2000                December 31, 1999
                                                        -----------------------------    ------------------------------
                                                        Amortized            Fair         Amortized           Fair
                                                          cost               value           cost             value
                                                       ------------     ------------     ------------     ------------
                                                               (Unaudited)
Mortgage-backed securities available for sale:

CMO residuals and other mortgage-backed securities     $ 22,187,166     $ 24,007,674     $ 20,709,050     $ 22,772,039
                                                       ------------     ------------     ------------     ------------


FNMA certificates:
     Due from five to ten years                             649,319          636,942          740,977          718,979
     Due over ten years                                 101,854,526      101,437,977      110,854,889      109,705,450
                                                       ------------     ------------     ------------     ------------
                                                        102,503,845      102,074,919      111,595,866      110,424,429
                                                       ------------     ------------     ------------     ------------
FHLMC certificates:
     Due from one to five years                             157,810          156,123           98,693           98,882
     Due from five to ten years                           1,641,586        1,611,460        1,891,072        1,840,979
     Due over ten years                                 216,631,765      216,317,654       14,586,274       14,036,216
                                                       ------------     ------------     ------------     ------------
                                                        218,431,161      218,085,237       16,576,039       15,976,077
                                                       ------------     ------------     ------------     ------------
GNMA certificates:
      Due from one to five years                             25,587           25,440               --               --
      Due from five to ten years                         11,032,910       10,969,570               --               --
      Due over ten years                                594,444,560      585,724,289      570,748,830      563,532,620
                                                       ------------     ------------     ------------     ------------
                                                        605,503,057      596,719,299      570,748,830      563,532,620
                                                       ------------     ------------     ------------     ------------

                                                       $948,625,229     $940,887,129     $719,629,785     $712,705,165
                                                       ============     ============     ============     ============

Investment securities available for sale:

U.S.  Treasury securities:
     Due within one year                               $  5,000,000     $  5,000,000     $  4,998,011     $  4,944,500
                                                       ------------     ------------     ------------     ------------

U.S. Government and Agencies securities:
      Due within one year                                 6,000,000        5,888,500               --               --
      Due from one to five years                        207,257,125      205,756,509      133,955,940      130,950,440
      Due from five to ten years                        120,839,492      119,142,083       92,236,888       89,443,550
                                                       ------------     ------------     ------------     ------------
                                                        334,096,617      330,787,092      226,192,828      220,393,990
                                                       ------------     ------------     ------------     ------------

FHLB stock                                               40,059,967       40,059,967       32,825,167       32,825,167
                                                       ------------     ------------     ------------     ------------
                                                       $379,156,584     $375,847,059     $264,016,006     $258,163,657
                                                       ============     ============     ============     ============

                                                          September 30, 2000                         December 31, 1999
                                                    ---------------------------------         -------------------------------
                                                    Amortized                Fair              Amortized              Fair
                                                       cost                  value               cost                 value
                                                    -----------           -----------         -----------         -----------
                                                               (Unaudited)
Mortgage-backed securities held to maturity:
GNMA certificates:
      Due within one year                                 $5,825                $6,247                 $ -                 $ -
      Due from one to five years                               -                     -              15,478              16,601
      Due from five to ten years                       9,237,668             8,967,766          10,659,910          10,390,712
      Due over ten years                               1,867,575             1,787,452           2,132,629           2,074,108
                                                    -----------           -----------         -----------         -----------
                                                      11,111,068            10,761,465          12,808,017          12,481,421
                                                    -----------           -----------         -----------         -----------
FNMA certificates:
     Due over ten years                                9,222,026             9,427,930          10,252,615          10,643,767
                                                    -----------           -----------         -----------         -----------
FHLMC certificates:
     Due over ten years                                  167,710               161,541             188,615             179,841
                                                    -----------           -----------         -----------         -----------
                                                     $20,500,804           $20,350,936         $23,249,247         $23,305,029
                                                     ===========           ===========         ===========         ===========
 Investment securities held to maturity:
Puerto Rico Government and Agencies obligations:
       Due from one to five years                     $1,800,000            $1,786,500          $1,280,000          $1,272,000
       Due from five to ten years                      3,632,199             3,605,049           4,157,630           4,131,755
                                                      ----------            ----------          ----------          ----------
                                                      $5,432,199            $5,391,549          $5,437,630          $5,403,755
                                                      ==========            ==========          ==========          ==========

         NOTE 4  -          LOANS AND ALLOWANCE FOR LOAN LOSSES

          Loans consist of the following:


                                            September 30,          December 31,
                                                2000                  1999
                                            ---------------      ---------------
                                             Unaudited)
Real estate loans:
     Residential - first mortgage           $ 1,130,951,987      $ 1,097,891,436
     Residential - second mortgage               21,672,953           13,028,816
     Land                                         4,606,068            1,952,043
     Construction                               127,731,837           78,104,787
     Commercial                                 275,445,496          226,036,358
                                            ---------------      ---------------
                                              1,560,408,341        1,417,013,440
Undisbursed portion of loans in process         (57,553,039)         (33,526,181)
Net deferred loan costs (fees)                    1,629,635             (436,852)
                                            ---------------      ---------------
                                              1,104,484,937        1,383,050,407
                                            ---------------      ---------------

Other loans:
     Commercial                                  55,014,864           54,230,506
     Consumer:
        Secured by deposits                      23,268,977           20,538,734
        Secured by real estate                   97,818,366           76,944,484
        Other                                    44,558,041           37,653,140
Unamortized discount                               (374,533)            (356,142)
Unearned interest                                   (72,583)             (83,722)
                                            ---------------      ---------------
                                                220,213,132          188,927,000
                                            ---------------      ---------------

        Total loans                           1,724,698,069        1,571,977,407
     Allowance for loan losses                  (11,057,048)          (8,970,605)
                                            ---------------      ---------------
                                            $ 1,713,641,021      $ 1,563,006,802
                                            ===============      ===============




The changes in the allowance for loan losses follow:

                                                          Nine months ended
                                                            September 30,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
                                                            (Unaudited)
                                                        (Dollars in thousands)
Balance, beginning of period                        $  8,971           $  8,055
Provision for loan losses                              4,350              3,400
Loans charged-off                                     (2,924)            (3,039)
Recoveries                                               660                594
                                                    --------           --------
Balance, end of period                              $ 11,057           $  9,010
                                                    ========           ========

        The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                                   September 30,       December 31,
                                                                        2000               1999
                                                                      -------             -------
                                                                              (Unaudited)
                                                                        (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                             $69,632             $47,413
  Residential construction                                                529                 478
  Commercial real estate                                               10,752               9,005
  Commercial business                                                   1,156               1,255
  Consumer unsecured                                                      843                 802
  Other                                                                    60                  61
                                                                      -------             -------
    Total                                                              82,972              59,014
                                                                      -------             -------
Accruing loans greater than 90 days
  delinquent:
  Residential real estate                                                  --                  --
  Residential construction                                                 --                  --
  Commercial real estate                                                   --                  --
  Commercial business                                                     314                  63
  Consumer                                                                236                 274
                                                                      -------             -------
    Total accruing loans greater than
      90 days delinquent                                                  550                 337
                                                                      -------             -------
    Total non-performing loans                                         83,522              59,351
                                                                      -------             -------
Real estate owned, net of reserves                                      7,753               5,852
Other repossessed assets                                                  572                 466
                                                                      -------             -------
                                                                        8,325               6,318
                                                                      -------             -------
    Total non-performing assets                                       $91,847             $65,669
                                                                      -------             -------
    Total non-performing loans as a
      percentage of total loans                                         4.69%               3.69%
                                                                      -------             -------
    Total non-performing assets as a
      percentage of total assets                                        2.69%               2.26%
                                                                       -------             -------
   Allowance for loan losses as a percentage
       of total non-performing loans                                   13.24%              15.11%
                                                                      -------             -------
     Allowance for loan losses as a percentage
        of total loans outstanding                                      0.62%               0.56%
                                                                      -------             -------
Net charge-offs tgo average loans
         outstanding                                                    0.16%               0.25%
                                                                      -------             -------

NOTE 5  -         MORTGAGE LOAN SERVICING


The changes in the servicing asset of the Company follows:


                                                    For the nine month period ended September 30,
                                                            2000                         1999
                                                       -----------                  -----------
                                                                      (Unaudited)
Balance at beginning of period                         $84,252,506                  $58,221,052

Rights originated                                        8,312,646                   11,698,042
Rights purchased                                         5,019,821                    6,658,717
Scheduled amortization                                  (7,195,586)                  (5,158,357)
                                                       -----------                  -----------

Balance at end of period                               $90,389,387                  $71,419,454
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

         At September 30, 2000, the Company's stockholders' equity amounted to $293.8 million, which is an increase of $24.2 million or 9.0% from the amount reported at December 31, 1999. The primary reason for the increase was the net income earned for the period, together with a $1.1 million decrease in unrealized losses on securities available for sale, net of income tax benefits, which was partially offset by $8.4 million in dividends paid during the period. At September 30, 2000, the Bank's leverage and Tier 1 risk-based capital amounted to 6.19% and 11.46% of adjusted total assets, respectively, compared to a 4.0% minimum requirement, and its total risk-based capital amounted to 12.23%, compared to an 8.0% minimum requirement.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2000, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.19%, 11.46% and 12.23%, respectively.

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

                                             R&G FINANCIAL CORPORATION


Date: October 2, 2001                        By: /S/ VICTOR J. GALAN
                                                 -------------------
                                                 Victor J. Galan, Chairman
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)


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