Form 10-K/A
period 2000-12-31
R&G FINANCIAL CORP
filed 2001-10-02
CIK 1016933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 2

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


                                                                                   December 31,
                                           ----------------------------------------------------------------------------------------
                                                       2000                           1999                             1998
                                           ----------------------------------------------------------------------------------------
                                                Amount      Percent           Amount        Percent            Amount       Percent
                                                ------      -------           ------        -------            ------       -------
                                                                              (Dollars in Thousands)
Residential real estate - first
     mortgage                                $ 1,005,033     58.43%        $ 1,099,843     68.47%          $   735,795      66.87%
Residential real estate - second
     mortgage                                     27,419      1.59              13,029      0.81                18,634       1.69
Retail construction                               47,698      2.77              38,950      2.42                23,280       2.12
Commercial construction and land
     acquisition                                 137,640      8.00              61,037      3.80                15,353       1.39
Commercial real estate                           270,459     15.72             204,155     12.71               117,151      10.65
Commercial business                               59,120      3.44              54,231      3.38                46,532       4.23
Consumer loans:
     Loans secured by deposits                    26,926      1.57              20,539      1.28                17,225       1.56
     Real estate secured consumer loans          100,357      5.83              76,944      4.79                85,055       7.73
     Unsecured consumer loans                     45,563      2.65              37,653      2.34                41,381       3.76
                                             -----------     -----         -----------     -----           -----------      -----
         Total loans receivable                1,720,215    100.00%          1,606,381    100.00%            1,100,406     100.00%
                                             -----------    ======         -----------    ======           -----------     ======
Less:
     Allowance for loan losses                   (11,600)                       (8,971)                         (8,055)
     Loans in process                            (78,163)                      (33,526)                        (18,170)
     Deferred loan fees                              909                          (437)                           (166)
     Unearned interest                               (85)                         (440)                           (347)
                                                 (88,939)                      (43,374)                        (26,738)
                                             -----------                   -----------                     -----------
     Loans receivable, net(2)                $ 1,631,276                   $ 1,563,007                     $ 1,073,668
                                             ===========                   ===========                     ===========


                                                                  December 31,
                                             -----------------------------------------------------
                                                     1997                             1996
                                             -----------------------------------------------------
                                               Amount     Percent            Amount         Percent
Residential real  estate - first
     mortgage(1)                             $ 476,729     61.25%          $ 370,876         60.75%
Residential real estate - second
     mortgage(1)                                17,831      2.29              15,757          2.58
Retail construction                             13,367      1.72               5,351          0.88
Commercial construction and land
     acquisition                                 5,785      0.74               5,700          0.93
Commercial real estate                          81,722     10.50              69,514         11.39
Commercial business                             39,128      5.03              31,063          5.09
Consumer loans:
     Loans secured by deposits                  12,472      1.60               9,409          1.54
     Real estate secured consumer loans         81,252     10.44              42,893          7.03
     Unsecured consumer loans                   50,103      6.43              59,864          9.81
                                             ---------    ------           ---------        ------
         Total loans receivable                778,389    100.00%            610,427        100.00%
                                             ---------    ======           ---------        ======
Less:
     Allowance for loan losses                  (6,772)                       (3,332)
     Loans in process                           (6,218)                       (2,430)
     Deferred loan fees                            172                            41
     Unearned interest                            (512)                        ( 955)
                                             ---------                     ---------
                                               (13,330)                       (6,676)
                                             ---------                     ---------
     Loans receivable, net(2)                $ 765,059                     $ 603,751
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



                                                               Due 1-5      Due 5 or more
                                                             years after     years after
                                              Due 1 year     December 31,    December 31,
                                               or less          2000            2000          Total(1)
                                             ----------      ----------      ----------       --------
                                                                    (In Thousands)
Residential real estate                      $      122      $    3,078      $1,029,252      $1,032,452
Retail construction                              47,698              --              --          47,698
Commercial real estate(2)                        98,878         189,989         119,232         408,099
Commercial business                              33,130          24,378           1,612          59,120
Consumer:
     Loans on savings                            15,245          11,174             507          26,926
     Real estate secured consumer loans           1,004           6,609          92,744         100,357
     Unsecured consumer loans                    20,765          17,366           7,432          45,563
                                             ----------      ----------      ----------      ----------
Total(3)                                     $  216,842      $  252,594      $1,250,779      $1,720,215
                                             ==========      ==========      ==========      ==========

--------------


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


                                                                     Floating or
                                                    Fixed rate     adjustable-rate       Total
                                                    ----------     ---------------       -----
                                                                   (In Thousands)
Residential real estate.........................    $1,032,452       $     --         $1,032,452
Retail Construction.............................        47,698             --             47,698
Commercial real estate(1).......................       113,343        294,756            408,099
Commercial business.............................        34,605         24,515             59,120
Consumer:
     Loans on savings...........................        26,926             --             26,926
     Real estate secured consumer loans.........       100,357             --            100,357
     Unsecured consumer loans...................        45,563             --             45,563
                                                    ----------        -------          ---------
Total...........................................    $1,400,944       $319,271         $1,720,215
                                                    ==========       ========         ==========


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


                                                                                                 Year Ended December 31,
                                                                                        --------------------------------------
                                                                                           2000           1999           1998
                                                                                           ----           ----           ----
                                                                                                 (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
     Residential mortgages................................................              $ 378,398      $ 378,740      $385,416
     Commercial mortgages.................................................                     --             --           265
     Residential construction.............................................                 29,063         26,146        16,766
     Consumer loans.......................................................                 43,943         32,219        48,155
         Total loans originated by R&G Mortgage...........................                451,404        437,105       450,602
Other loans originated:
     Commercial real estate...............................................                150,329        175,803        54,426
     Commercial business..................................................                 48,060         36,222        26,191
     Construction and development.........................................                127,473         54,070        11,365
Consumer loans:
     Loans on deposit.....................................................                 45,474         34,758        27,172
     Real estate secured consumer loans...................................                     --             --            --
     Unsecured consumer loans.............................................                 32,517         29,631         9,970
         Total other loans originated.....................................                403,853        330,484       129,124
     Loans purchased......................................................                128,824        279,489       175,735
         Total loans originated and purchased.............................                984,081      1,047,078       755,461
     Loans sold...........................................................               (105,653)      (133,731)     (282,005)
     Loan principal reductions............................................               (359,760)      (253,534)     (142,560)
     Net increase before other items, net.................................                518,668        659,813       330,896
     Loans securitized and transferred to mortgage-backed securities......               (410,453)      (106,237)           --
                                                                                         --------      ---------     ---------
     Net increase in loan portfolio.......................................               $108,215      $ 553,576      $330,896
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

                  Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 2000, $1.0 billion or 58.4% of R&G Financial's total loans held for investment consisted of such loans, of which all but $1.3 million consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

                  Construction Loans. The Bank has been active in originating loans to construct single-family residences. These construction lending activities generally are conducted throughout Puerto Rico, although loans are concentrated in areas contiguous to Bank branches. At December 31, 2000, retail construction ("spot") loans amounted to $47.7 million or 2.8% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $137.6 million or 8.0% of total loans held for investment.

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

                  The Bank also originates construction loans to developers to develop single family residential properties. The Bank has organized a Construction Loan Department to work primarily with real estate developers. At December 31, 2000, the Bank had 13 residential construction loans outstanding to develop single-family residences with an aggregate principal balance of $36.0 million; commitments for future funding approximate $50.1 million. In addition, the Bank had 5 loans to develop commercial properties with an aggregate principal balance of $6.8 million; commitments for future fnding approximates $9.8 million. All loans are performing in accordance with their terms at December 31, 2000.

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

                  Commercial Real Estate Loans. The Bank also originates mortgage loans secured by commercial real estate. At December 31, 2000, $270.5 million or 15.7% of R&G Financial's total loans held for investment consisted of such loans. As of such date, the Bank's commercial real estate loan portfolio consisted of approximately 1,084 loans with an average principal balance of $250,000. At December 31, 2000, $11.9 million of the Bank's commercial real estate loans were classified as nonperforming.

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

                  Commercial Business Loans. The Bank offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Bank also generally obtains personal guarantees from the principals of the borrowers. At December 31, 2000, commercial business loans amounted to $59.1 million or 3.4% of total loans held for investment. Although the Bank has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

                  Consumer Loans. The Bank originates real estate secured consumer loans. Such loans generally have shorter terms and higher interest rates than other mortgage loans. At December 31, 2000, $172.8 million or 10.0% of the Bank's total loans held for investment consisted of consumer loans. This amount is comprised mostly of real estate secured consumer loans (which are originated by R&G Mortgage), but the Bank also offers loans secured by deposit accounts, credit card loans and other secured and unsecured consumer loans. Most of the Bank's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although the Bank has begun to increase its emphasis on collateralized consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

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


                                                                                 December 31,
                                                            -------------------------------------------------------
                                                            2000         1999        1998        1997          1996
                                                            ----         ----        ----        ----          ----
                                                                           (Dollars in Thousands)
Non-accruing loans:
     Residential real estate(1)...................         $79,234      $47,413     $32,973     $21,619      $12,991
     Residential construction.....................             487          478         441         368          363
     Commercial real estate.......................          11,881        9,005       6,463       6,000        3,141
     Commercial business..........................           1,414        1,255       3,224         765          823
     Consumer unsecured...........................           1,186          802       1,358       1,217          686
     Other........................................              --           61          67         117          726
                                                          --------      -------     -------     -------   ----------
         Total....................................          94,202       59,014      44,526      30,086       18,730
                                                          --------      -------     -------     -------   ----------
Accruing loans greater than 90 days delinquent:
     Residential real estate......................              --           --          --          --           --
     Residential construction.....................              --           --          --          --           --
     Commercial real estate.......................              --           --          --          --           --
     Commercial business..........................             420           63          61          54           22
     Consumer.....................................             360          274         357         172          134
                                                          --------      -------     -------     -------   ----------
         Total accruing loans greater than
              90 days delinquent..................

                                                               780          337         418         226          156
                                                          --------      -------     -------     -------   ----------
         Total non-performing loans...............          94,982       59,351      44,944      30,312       18,886
                                                          --------      -------     -------     -------   ----------
Real estate owned, net of reserves................           9,056        5,852       4,041       1,715          834
Other repossessed assets..........................             583          466         237          85           31
                                                          --------      -------     -------     -------   ----------
                                                             9,639        6,318       4,278       1,800          865
                                                          ========      =======     =======     =======      =======
Total non-performing assets.......................        $104,621      $65,669     $49,222     $32,112      $19,751
         Total non-performing loans as a
              percentage of total loans (2).......            5.52%        3.69%       4.08%       3.89%        3.09%
                                                          ========      =======     =======     =======      =======
         Total non-performing assets as a
              percentage of total assets..........            2.96%        2.26%       2.41%       2.12%        1.90%
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

(2) While the ratio of non-performing loans to total loans increased from 3.69% to 5.52% from December 31, 1999 to December 31, 2000, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during the last two quarters of 2000, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, during the years ended December 31, 2000 and 1999, the ratio of non-performing loans to total loans would have been 4.46% and 3.47%, respectively.


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

                  At December 31, 2000, R&G Financial's allowance for loan losses totaled $11.6 million, which represented a $2.6 million or 29.3% increase from the level maintained at December 31, 1999. At December 31, 2000, R&G Financial's allowance represented approximately 0.67% of the total loan portfolio and 12.21% of total non-performing loans, as compared to 0.56% and 15.11% at December 31, 1999. The increase in the allowance for loan losses reflected the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

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



                                                                                    At and For the Year Ended December 31,
                                                                           -------------------------------------------------------
                                                                           2000       1999        1998          1997          1996
                                                                           ----       ----        ----          ----          ----
                                                                                                (Dollars in Thousands)

Balance at beginning of period ......................................   $ 8,971     $ 8,055     $ 6,772       $ 3,332       $ 3,510
                                                                        -------     -------     -------       -------       -------
Charge-offs:
     Residential real estate ........................................        38          17          73            13            45
     Construction ...................................................        --          --          --            --            50
     Commercial real estate .........................................       468         353          --           170            --
     Commercial business ............................................     1,539       1,548       1,485           480           110
     Consumer .......................................................     1,940       2,518       4,455         3,953         1,922
     Other ..........................................................        --           4          --           761         2,535
                                                                        -------     -------     -------       -------       -------
         Total charge-offs ..........................................     3,985       4,440       6,013         5,377         4,662
                                                                        -------     -------     -------       -------       -------
Recoveries:
     Residential real estate ........................................        --          --          --            21            --
     Commercial real estate .........................................        80          69          --            50            --
     Commercial business ............................................       381         332          20            32            31
     Consumer .......................................................       402         429         312           344           195
     Other ..........................................................        --          --          --         2,000            --
                                                                        -------     -------     -------       -------       -------
         Total recoveries ...........................................       863         830         332         2,447           226
                                                                        -------     -------     -------       -------       -------
Net charge-offs .....................................................     3,122       3,610       5,681         2,930         4,436
                                                                        -------     -------     -------       -------       -------
Allowance for loan losses acquired
     from Fajardo Federal............................................        --          --         364            --            --

Provision for losses on loans .......................................     5,751       4,525       6,600         6,370         4,258
                                                                        -------     -------     -------       -------       -------
Balance at end of period ............................................   $11,600     $ 8,971     $ 8,055       $ 6,772       $ 3,332
                                                                        =======     =======     =======       =======       =======
Allowance for loan losses as a percent of total loans outstanding ...
                                                                           0.67%       0.56%       0.74%         0.87%         0.55%
                                                                        =======     =======     =======       =======       =======
Allowance for loan losses as a percent of non-
performing loans.....................................................     12.21%      15.11%      17.92%        22.34%        17.64%
                                                                        =======     =======     =======       =======       =======
Ratio of net charge-offs to average loans
     outstanding.....................................................      0.17%        .25%        .55%         0.40%         0.75%
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


                                                  R&G FINANCIAL CORPORATION

October 2, 2001                                    By: /s/ Victor J. Galan
                                                      -------------------------
                                                      Victor J. Galan
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Victor J. Galan                               October 2, 2001
------------------------------------------
Victor J. Galan
Chairman of the Board and
  Chief Executive Officer
  (principal executive officer)


/s/ Ramon Prats                                   October 2, 2001
------------------------------------------
Ramon Prats
President and Director


/s/ Joseph R. Sandoval                            October 2, 2001
------------------------------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                             October 2, 2001
------------------------------------------
Ana M. Armendariz
Director and Treasurer


/s/ Enrique Umpierre-Suarez                       October 2, 2001
------------------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                       October 2, 2001
------------------------------------------
Victor L. Galan Fundora
Director

/s/ Pedro Ramirez                                 October 2, 2001
------------------------------------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                          October 2, 2001
------------------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                             October 2, 2001
------------------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                        October 2, 2001
------------------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                          October 2, 2001
------------------------------------------
Benigno R. Fernandez
Director


/s/ Ileana M. Colon-Carlo                         October 2, 2001
------------------------------------------
Ileana M. Colon-Carlo
Director


/s/ Roberto Gorbea                                October 2, 2001
------------------------------------------
Roberto Gorbea
Director