Form 10-Q/A
period 2001-03-31
R&G FINANCIAL CORP
filed 2001-10-02
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                   AMENDMENT
                                     NO. 2

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
                                                               -------------
                                                                $324,724,646
                                                               =============

NOTE 4 -   LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans consist of the following:

                                                   March 31,             December 31,
                                                     2001                    2000
                                               ---------------         ---------------
                                                 (Unaudited)
Real estate loans:
     Residential - first mortgage              $ 1,000,654,551         $   998,983,595
     Residential - second mortgage                  30,003,535              27,419,145
     Land                                            7,027,929               6,049,179
     Construction                                  164,634,423             151,692,483
     Commercial                                    311,071,210             304,104,485
                                               ---------------         ---------------
                                                 1,513,391,648           1,488,248,887
Undisbursed portion of loans in process            (90,013,154)            (78,163,117)
Net deferred loan costs                              1,777,120                 908,553
                                               ---------------         ---------------
                                                 1,425,155,614           1,410,994,323
                                               ---------------         ---------------
Other loans:
     Commercial                                     76,399,868              59,120,394
     Consumer:
        Secured by deposits                         28,764,256              26,925,836
        Secured by real estate                     100,039,368             100,357,019
        Other                                       44,304,222              45,563,186
Unearned interest                                      (85,725)                (85,055)
                                               ---------------         ---------------
                                                   249,421,989             231,881,380
                                               ---------------         ---------------

        Total loans                              1,674,577,603           1,642,875,703
     Allowance for loan losses                     (12,069,831)            (11,599,643)
                                               ---------------         ---------------
                                               $ 1,662,507,772         $ 1,631,276,069
                                               ===============         ===============


         The changes in the allowance for loan losses follow:

                                                         Three months ended
                                                             March 31,
                                                    -------------------------
                                                      2001              2000
                                                    --------         --------
                                                           (Unaudited)
                                                      (Dollars in thousands)
Balance, beginning of period                        $ 11,600         $  8,971
Provision for loan losses                              2,000            1,350
Loans charged-off                                     (1,641)          (1,027)
Recoveries                                               111              226
                                                    --------         --------
Balance, end of period                              $ 12,070         $  9,520
                                                    ========         ========

        The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.


                                                        March 31,         December 31,
                                                          2001                2000
                                                                 (Unaudited)
                                                       -------------------------------
                                                           (Dollars in thousands)
Non-accruing loans:
  Residential real estate                              $    87,532         $    79,234
  Residential construction                                     985                 487
  Commercial real estate                                    14,286              11,881
  Commercial business                                        3,222               1,414
  Consumer unsecured                                           444               1,186
                                                       -------------------------------
    Total                                                  106,469              94,202
                                                       -------------------------------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                       --                  --
  Residential construction                                      --                  --
  Commercial real estate                                        --                  --
  Commercial business                                          540                 420
  Consumer                                                     242                 360
                                                       -------------------------------
    Total accruing loans greater than
      90 days delinquent                                       782                 780
                                                       -------------------------------
    Total non-performing loans                             107,251              94,982
                                                       -------------------------------
Real estate owned, net of reserves                           9,463               9,056
Other repossessed assets                                       527                 583
                                                       -------------------------------
                                                             9,990               9,639
                                                       -------------------------------
    Total non-performing assets                        $   117,241         $   104,621
                                                       -------------------------------

    Total non-performing loans as a
      percentage of total loans(1)                            6.08%               5.52%
                                                       -------------------------------
    Total non-performing assets as a
      percentage of total assets                              3.19%               2.96%
                                                       -------------------------------
    Allowance for loan losses as a percentage
       of total non-performing loans(2)                      11.25%              12.21%
                                                       -------------------------------
     Allowance for loan losses as a percentage
        of total loans outstanding(2)                         0.68%               0.67%
                                                       -------------------------------
      Net charge-offs to average loans
         outstanding                                          0.35%               0.17%
                                                       -------------------------------

----------------------------

(1) The increase in the ratio was partially caused by significant loan securitizations during the last two quarters of 2000 and the first quarter of 2001, which reduced the amount of loans held in portfolio which are considered in the calculation at the ratio. Without giving effect to loan securitizations, as of March 31, 2001 and December 31, 2000, the ratio of non-performing loans to total loans would have been 4.75% and 4.46%, respectively.

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at March 31, 2001 and December 31, 2000 would have been 1.58% and 61.2%, respectively, and 1.61% and 73.7%, respectively.

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

         At March 31, 2001, R&G Financial's allowance for loan losses totaled $12.1 million, which represented a $470,000 or 4.1% increase from the level maintained at December 31, 2000. At March 31, 2001, R&G Financial's allowance represented approximately 0.68% of the total loan portfolio and 11.25% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 1.58% and 61.2%, respectively, at March 31, 2001. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

         Non-performing loans amounted to $107.3 million at March 31, 2001, an increase of $47.9 million when compared to $59.4 million at December 31, 1999. However, $40.1 million or 84% of such increase consisted of residential mortgage loans, which resulted to a large extent from increased delays over the period in the foreclosure process in Puerto Rico. Because of the nature of the real estate collateral, R&G Financial has historically experienced a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.35% during the first quarter of 2001, 0.17% during 2000 and 0.25% during 1999. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans increased from 3.69% to 5.52% from December 31, 1999 to December 31, 2000 and to 6.08% at March 31, 2001, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during the last two quarters of 2000 and the first quarter of 2001, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, during the three months ended March 31, 2001 and the year ended December 31, 2000, the ratio of non-performing loans would have been 4.75% and 4.46%, respectively.

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

         At March 31, 2001, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans (including unused lines of credit) of $137.1 million. Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at March 31, 2001, and borrowings that are scheduled to mature within the same period amounted to $831.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2001, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.05%, 13.29% and 14.05%, respectively.

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

         (b)      8-K filed February 16, 2001.

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