Form 10-Q/A
period 2001-06-30
R&G FINANCIAL CORP
filed 2001-10-02
CIK 1016933

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
                                                                -------------
                                                                $ 543,430,899
                                                                =============

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans consist of the following:

                                                     June 30,                 December 31,
                                                       2001                       2000
                                                 -------------------------------------------
                                                   (Unaudited)
Real estate loans:
     Residential - first mortgage                $  1,038,118,638           $    998,983,595
     Residential - second mortgage                     34,307,820                 27,419,145
     Land                                               7,493,679                  6,049,179
     Construction                                     170,279,239                151,692,483
     Commercial                                       331,495,499                304,104,485
                                                 ----------------           ----------------
                                                    1,581,694,875              1,488,248,887
Undisbursed portion of loans in process               (87,436,434)               (78,163,117)
Net deferred loan costs                                 1,148,547                    908,553
                                                 ----------------           ----------------
                                                    1,495,406,988              1,419,994,323
                                                 ----------------           ----------------
Other loans:
     Commercial                                        75,119,727                 59,120,394
     Consumer:
        Secured by deposits                            30,846,315                 26,925,836
        Secured by real estate                         94,198,316                100,357,019
        Other                                          47,449,500                 45,563,186
Unearned interest                                         (88,237)                   (85,055)
                                                 ----------------           ----------------
                                                      247,525,621                231,881,380
                                                 ----------------           ----------------

        Total loans                                 1,742,932,609              1,642,875,703
     Allowance for loan losses                        (12,975,711)               (11,599,634)
                                                 ----------------           ----------------
                                                 $  1,729,956,898           $  1,631,276,069
                                                 ================           ================

         The changes in the allowance for loan losses follow:

                                            Six months ended
                                                June 30,
                                      ---------------------------
                                        2001               2000
                                      --------           --------
                                              (Unaudited)
                                        (Dollars in thousands)
Balance, beginning of period          $ 11,600           $  8,971
Provision for loan losses                4,100              2,850
Transferred reserves                       806                 --
Loans charged-off                       (3,819)            (1,814)
Recoveries                                 289                424
                                      --------           --------
Balance, end of period                $ 12,976           $ 10,431
                                      ========           ========

The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                         June 30,         December 31,
                                                           2001               2000
                                                                 (Unaudited)
                                                         -----------------------------
                                                             (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                $ 93,844           $ 79,234
  Residential construction                                    823                487
  Commercial real estate                                   15,338             11,881
  Commercial business                                       2,738              1,414
  Consumer unsecured                                          290              1,186

                                                         -----------------------------
    Total                                                 113,033             94,202
                                                         -----------------------------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                      --                 --
  Residential construction                                     --                 --
  Commercial real estate                                       --                 --
  Commercial business                                         328                420
  Consumer                                                    609                360
                                                         -----------------------------
    Total accruing loans greater than
      90 days delinquent                                      937                780
                                                         -----------------------------

    Total non-performing loans                            113,970             94,982
                                                         -----------------------------
Real estate owned, net of reserves                         10,552              9,056
Other repossessed assets                                      917                583
                                                         -----------------------------
                                                           11,469              9,639
                                                         -----------------------------

    Total non-performing assets                          $125,439           $104,621
                                                         -----------------------------

    Total non-performing loans as a
      percentage of total loans(1)                           6.23%              5.52%
                                                         -----------------------------

    Total non-performing assets as a
      percentage of total assets                             3.04%              2.96%
                                                         -----------------------------

    Allowance for loan losses as a percentage
       of total non-performing loans(2)                     11.39%             12.21%
                                                         -----------------------------

     Allowance for loan losses as a percentage
        of total loans outstanding(2)                        0.71%              0.67%
                                                         -----------------------------

      Net charge-offs to average loans
         outstanding                                         0.39%              0.17%
                                                         -----------------------------

----------------------

(1) The increase in the ratio was partially caused by significant loan securitizations during the last two quarters of 2000 and the first two quarters of 2001, which reduced the amount of loans held in portfolio which are considered in the calculation of the ratio. Without giving effect to loan securitizations, as of June 30, 2001 and December 31, 2000, the ratio of non-performing loans to total loans would have been 4.72% and 4.46%, respectively.

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at June 30, 2001 and December 31, 2000 would have been 1.64% and 64.5%, respectively, and 1.61% and 73.7%, respectively.

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

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company's operations for its traditional banking; mortgage banking and insurance activities:

                                                                                 ($ in thousands)
                                                  -----------------------------------------------------------------------------
                                                                         Three month period ended June 30
                                                  -----------------------------------------------------------------------------
                                                                    2001                                      2000
                                                  -----------------------------------------------------------------------------
                                                            Mortgage          Segment              Mortgage             Segment
                                                  Banking    Banking  Other    Totals    Banking    Banking    Other     Totals
                                                  -----------------------------------------------------------------------------
Revenues                                          $22,653    $20,302  $1,373  $44,328    $17,629    $17,283    $ --     $34,912

Non-interest expenses                              10,669     13,322     286   24,277      8,631     11,814      --      20,445
                                                  -----------------------------------------------------------------------------

Income before income taxes and cumulative
     effect from change in accounting principle   $11,984    $ 6,980  $1,087  $20,051    $ 8,998    $ 5,469    $ --     $14,467
                                                  =============================================================================

                                                                            Six month period ended June 30
                                                  ------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                  ------------------------------------------------------------------------------
                                                            Mortgage           Segment              Mortgage             Segment
                                                  Banking    Banking  Other     Totals    Banking    Banking    Other     Totals
                                                  ------------------------------------------------------------------------------

Revenues                                           $47,450    $38,126  $2,142   $87,718    $33,584    $34,020    $ --    $67,604

Non-interest expenses                               21,233     26,978     489    48,700     17,816     23,408      --     41,224
                                                  ------------------------------------------------------------------------------

Income before income taxes and cumulative
     effect from change in accounting principle    $26,217    $11,148  $1,653   $39,018    $15,768    $10,612    $ --    $26,380
                                                  ==============================================================================

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

 At June 30, 2001, R&G Financial's allowance for loan losses totaled $13.0 million, which represented a $2.4 million or 11.9% increase from the level maintained at December 31, 2000. At June 30, 2001, R&G Financial's allowance represented approximately 0.71% of the total loan portfolio and 11.39% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 1.64% and 64.5%, respectively, at June 30, 2001. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

         Non-performing loans amounted to $114.0 million at June 30, 2001, an increase of $54.6 million when compared to $59.4 million at December 31, 1999. However, $46.4 million or 85% of such increase consisted of residential mortgage loans, which resulted to a large extent from increased delays over the period in the foreclosure process in Puerto Rico. As noted above, because of the nature of the real estate collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.39% during the first half of 2001, 0.17% during 2000 and 0.25% during 1999. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans increased from 3.69% to 5.52% from December 31, 1999 to December 31, 2000 and to 6.23% at June 30, 2001, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during the last two quarters of 2000 and the first half of 2001, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, as of June 30, 2001 and December 31, 2000, the ratio of non-performing loans would have been 4.72% and 4.46%, respectively.

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

MORTGAGE LOAN SERVICING

         The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

                                                                        June 30,
                                                           ------------------------------------
                                                               2001                    2000
                                                           ------------------------------------

                                                                  (Dollars in Thousands)

Composition of Servicing Portfolio at period end:
   GNMA                                                    $  2,974,223            $  2,984,115
   FNMA/FHLMC                                                 2,175,019               1,493,886
   Other mortgage loans(3)                                    1,778,375               1,926,893
                                                           ------------            ------------
Total servicing portfolio(3)                               $  6,927,617            $  6,404,894
                                                           ============            ============


Activity in the Servicing Portfolio:
  Beginning servicing portfolio                            $  6,634,059            $  6,177,511
  Add: Loan originations and purchases                          936,008                 671,287
         Servicing of portfolio loans acquired                    1,736                   1,779
  Less: Sale of servicing rights(1)                            (103,746)               (128,095)
         Run-offs(2)                                           (540,440)               (317,588)
                                                           ------------            ------------
  Ending servicing portfolio(3)                            $  6,927,617            $  6,404,894
                                                           ============            ============
  Number of loans serviced                                      112,098                 109,015
  Average loan size                                        $         62            $         59
  Average servicing fee rate                                      0.507%                  0.485%

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

         At June 30, 2001, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $145.0 (including unused lines of credit) million. Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at June 30, 2001, and borrowings that are scheduled to mature within the same period amounted to $1.1 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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