Form 10-Q
period 2001-09-30
R&G FINANCIAL CORP
filed 2001-11-13
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                             -------------
         -------------.

                        Commission file number: 000-21137

                            R&G FINANCIAL CORPORATION
             -----------------------------------------------------
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

                                 YES [X] NO [ ]

Number of shares of Class B Common Stock outstanding as of September 30, 2001:
14,693,700 (Does not include 16,233,056 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX

PART I  -  FINANCIAL INFORMATION

                                                                                                               Page
ITEM 1.  Consolidated Financial Statements .......................................................................3

            Consolidated Statements of Financial Condition as of
                  September 30, 2001 (Unaudited) and December 31, 2000............................................3

            Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 2001 and 2000 (Unaudited)............................................4

            Consolidated Statements of Comprehensive Income for the Three and Nine
                  Months Ended September 30, 2001 and 2000 (Unaudited)............................................5

            Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000 (Unaudited) ..................................................6

            Notes to Unaudited Consolidated Financial Statements .................................................7

ITEM 2.  Management's Discussion and Analysis....................................................................17

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................27

PART II  - OTHER INFORMATION

ITEM 1.  Legal Proceedings ......................................................................................27

ITEM 2.  Changes in Securities ..................................................................................27

ITEM 3.  Defaults upon Senior Securities ........................................................................27

ITEM 4.  Submission of Matters ..................................................................................27

ITEM 5.  Other Information ......................................................................................27

ITEM 6.  Exhibits and Reports on Form 8-K .......................................................................28

         Signatures .............................................................................................28

                          PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        September 30,             December 31,
                                                                                            2001                     2000
                                                                                       ---------------          ---------------
                                                                                         (Unaudited)
ASSETS
Cash and due from banks                                                                $     5,382,343          $    43,466,268
Money market investments:
    Securities purchased under agreements to resell                                         81,627,002                       --
    Time deposits with other banks                                                                  --               25,623,696
    Federal funds sold                                                                              --                       --
Mortgage loans held for sale, at lower of cost or market                                   238,605,309               95,668,320
Mortgage-backed securities held for trading, at fair value                                  68,322,228                       --
Trading securities pledged on repurchase agreements, at fair value                          31,358,317               12,038,040
Mortgage-backed and investment securities available for sale, at fair value              1,325,450,128            1,044,164,433
Available for sale securities pledged on repurchase agreements                             545,359,308              474,206,504
Mortgage-backed and investment securities held to maturity, at amortized cost
(estimated market value: 2001 - $56,198,856; 2000 - $5,111,404)                             55,994,364                5,121,108
Held to maturity securities pledged on repurchase agreements, at amortized cost
(estimated market value: 2001 - $10,624,347; 2000 - $18,265,000)                            10,670,100               18,400,485
Loans receivable, net                                                                    1,722,636,490            1,631,276,069
Accounts receivable, including advances to investors, net                                   21,733,763               16,107,136
Accrued interest receivable                                                                 34,035,627               28,919,237
Servicing asset                                                                            103,288,924               95,078,530
Premises and equipment                                                                      21,773,282               20,144,726
Other assets                                                                                31,807,209               29,229,655
                                                                                       ---------------          ---------------
                                                                                       $ 4,298,044,394          $ 3,539,444,207
                                                                                       ===============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                          $ 1,874,685,401          $ 1,676,062,163
     Federal funds purchased                                                                10,000,000               25,000,000
     Securities sold under agreements to repurchase                                      1,184,651,536              827,749,494
     Notes payable                                                                         200,638,507              138,857,562
     Advances from FHLB                                                                    478,625,000              505,000,000
     Other borrowings                                                                        8,208,535                8,839,770
     Accounts payable and accrued liabilities                                               78,644,198               43,614,238
     Other liabilities                                                                       9,126,105                5,485,330
                                                                                       ---------------          ---------------
                                                                                         3,844,579,282            3,230,608,557
                                                                                       ---------------          ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
         Non-cumulative perpetual:
         7.40% Monthly Income Preferred Stock, Series A, $25 liquidation value,
          2,000,000 shares authorized, issued and outstanding                               50,000,000               50,000,000
         7.75% Monthly Income Preferred Stock, Series B, $25 liquidation value,
          1,000,000 shares authorized, issued and outstanding                               25,000,000               25,000,000
         7.60% Monthly Income Preferred Stock, Series C, $25 liquidation value,
          2,760,000 shares authorized, issued and outstanding                               69,000,000                       --

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 16,233,056
           issued  and outstanding in 2001 (2000-18,440,556)                                   162,331                  184,406
          Class B - $.01 par value, 40,000,000 shares authorized, 14,693,700
           issued  and outstanding in 2001 (2000-10,230,029)                                   146,937                  102,300
     Additional paid-in capital                                                             69,771,033               40,800,652
     Retained earnings                                                                     219,034,454              186,028,611
     Capital reserves of the Bank                                                            7,444,108                7,444,108
     Accumulated other comprehensive income (loss)                                          12,906,249                 (724,427)
                                                                                       ---------------          ---------------
                                                                                           453,465,112              308,835,650
                                                                                       ---------------          ---------------
                                                                                       $ 4,298,044,394          $ 3,539,444,207
                                                                                       ===============          ===============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three month                        Nine month
                                                                          period ended                        period ended
                                                                          September 30,                      September 30,
                                                                 ------------------------------      ------------------------------
                                                                     2001              2000              2001               2000
                                                                 ------------      ------------      ------------      ------------
                                                                          (Unaudited)                          (Unaudited)
                                                                            (Dollars in thousands except for per share data)
Interest income:
  Loans                                                          $     40,509            42,337           114,292      $    119,115
  Money market and other investments                                    8,075             6,676            23,683            17,946
  Mortgage-backed securities                                           22,792            11,888            60,761            34,834
                                                                 ------------      ------------      ------------      ------------
      Total interest income                                            71,376            60,901           198,736           171,895
                                                                 ------------      ------------      ------------      ------------
Interest expense:
  Deposits                                                             22,242            21,439            67,937            57,496
  Securities sold under agreements to repurchase                       12,112            13,348            36,628            35,597
  Notes payable                                                         3,523             2,708             8,545             8,972
  Other                                                                 5,603             7,528            18,142            20,459
                                                                 ------------      ------------      ------------      ------------
      Total interest expense                                           43,480            45,023           131,252           122,524
                                                                 ------------      ------------      ------------      ------------
Net interest income                                                    27,896            15,878            67,484            49,371
Provision for loan losses                                              (3,225)           (1,500)           (7,325)           (4,350)
                                                                 ------------      ------------      ------------      ------------
Net interest income after provision for loan losses                    24,671            14,378            60,159            45,021
                                                                 ------------      ------------      ------------      ------------
Other income:
  Net gain on origination and sale of loans
     and sales of securities available for sale                        17,314            11,407            44,301            28,220
  Loan administration and servicing fees                                8,339             7,730            25,031            22,720
  Service charges, fees and other                                       3,089             1,784             8,994             5,209
                                                                 ------------      ------------      ------------      ------------
                                                                       28,742            20,921            78,326            56,149
                                                                 ------------      ------------      ------------      ------------
      Total revenues                                                   53,413            35,299           138,485           101,170
                                                                 ------------      ------------      ------------      ------------
Operating expenses:
  Employee compensation and benefits                                    8,991             6,748            23,840            19,952
  Office occupancy and equipment                                        4,270             3,375            12,291             9,952
  Other administrative and general                                     16,716            10,260            41,040            30,381
                                                                 ------------      ------------      ------------      ------------
                                                                       29,977            20,383            77,171            60,285
                                                                 ------------      ------------      ------------      ------------
Income before income taxes and cumulative effect from
  change in accounting principle                                       23,436            14,916            61,314            40,885
                                                                 ------------      ------------      ------------      ------------
Income tax expense:
  Current                                                               4,795             2,712            12,006            10,057
  Deferred                                                              1,236               842             3,136              (729)
                                                                 ------------      ------------      ------------      ------------
                                                                        6,031             3,554            15,142             9,328
                                                                 ------------      ------------      ------------      ------------
Income before cumulative effect
  from change in accounting principle                                  17,405            11,362            46,172            31,557
Cumulative effect from change in accounting principle,
  net of income tax benefit of $206                                        --                --              (323)               --
                                                                 ------------      ------------      ------------      ------------
     Net income                                                  $     17,405            11,362      $     45,849      $     31,557
                                                                 ============      ============      ============      ============
     Earnings per common share before cumulative
        effect from change in accounting principle - Basic       $       0.48      $       0.35      $       1.32      $       0.95
                                                                 ------------      ------------      ------------      ------------
     Earnings per common share before cumulative
        effect from change in accounting principle - Diluted     $       0.46      $       0.34      $       1.29      $       0.93
                                                                 ------------      ------------      ------------      ------------
Earnings per common share - Basic                                $       0.48      $       0.35      $       1.31      $       0.95
                                                                 ------------      ------------      ------------      ------------
                          - Diluted                              $       0.46      $       0.34      $       1.28      $       0.93
                                                                 ------------      ------------      ------------      ------------
Weighted average number of shares outstanding - Basic              30,895,298        28,663,526        29,453,062        28,660,813
                                              - Diluted            31,639,707        29,314,874        30,181,107        29,314,830


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                           Three month                    Nine month
                                                                          period ended                   period ended
                                                                          September 30,                 September 30,
                                                                    ------------------------      ------------------------
                                                                       2001           2000           2001           2000
                                                                    ---------      ---------      ---------      ---------
                                                                           (Unaudited)                   (Unaudited)
                                                                                    (Dollars in thousands)
Net income                                                          $  17,405      $  11,362      $  45,849      $  31,557
                                                                    ---------      ---------      ---------      ---------

Other comprehensive income, before tax:

Unrealized gains (losses):

Cash flow hedges                                                       (5,216)            --        (10,958)            --
                                                                    ---------      ---------      ---------      ---------

Investment securities:
     Arising during period                                             27,277          3,784         32,324          1,400
     Less: Reclassification adjustments for (gains) losses
             included in net income                                       312            176           (932)           329
                                                                    ---------      ---------      ---------      ---------
                                                                       27,589          3,960         31,392          1,729
                                                                    ---------      ---------      ---------      ---------
                                                                       22,373          3,960         20,434          1,729

Income tax expense related to items of other comprehensive
   income                                                              (8,725)        (1,544)        (7,969)          (674)
                                                                    ---------      ---------      ---------      ---------
                                                                       13,648          2,416         12,465          1,055
Cumulative effect from change in accounting principle,
     net of income taxes of $745                                           --             --          1,166             --
                                                                    ---------      ---------      ---------      ---------
Other comprehensive income, net of tax                                 13,648          2,416         13,631          1,055
                                                                    ---------      ---------      ---------      ---------

Comprehensive income, net of tax                                    $  31,053      $  13,778      $  59,480      $  32,612
                                                                    =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine month period ended
                                                                                                 September 30,
                                                                                       ---------------------------------
                                                                                          2001                  2000
                                                                                       -----------           -----------
                                                                                                  (Unaudited)
Cash flows from operating activities:                                                        (Dollars in thousands)
  Net income                                                                           $    45,849           $    31,557
                                                                                       -----------           -----------
     Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                           4,897                 3,792
     Amortization of premium on investment securities, net                                     349                   203
     Amortization and provision for impairment of servicing rights                          11,904                 7,196
     Provision for loan losses                                                               7,325                 4,350
     Provision for bad debts in accounts receivable                                            450                   370
     Gain on sales of loans                                                                   (793)                 (125)
     (Gain) loss on sales of securities available for sale                                    (932)                  328
     Unrealized profit on trading securities and derivative instruments, net                  (554)                   (6)
     Increase in mortgage loans held for sale                                             (200,990)             (131,897)
     Net (increase) decrease in mortgage-backed securities held for trading                 (8,968)               31,669
     Increase in receivables                                                               (10,387)               (6,264)
     Increase in other assets                                                               (4,039)               (6,051)
     Increase in notes payable and other borrowings                                         96,650                33,117
     Increase in accounts payable and accrued liabilities                                   15,698                18,806
     Increase in other liabilities                                                           3,641                 1,237
                                                                                       -----------           -----------
         Total adjustments                                                                 (85,749)              (43,275)
                                                                                       -----------           -----------
         Net cash used in operating activities                                             (39,900)              (11,718)
                                                                                       -----------           -----------
Cash flows from investing activities:
  Purchases of investment securities                                                      (567,260)             (107,865)
  Proceeds from sales of securities available for sale                                     205,905                41,057
  Principal repayments and redemptions of investment securities                            336,375                26,977
  Proceeds from sales of loans                                                              91,631                26,469
  Net originations of loans                                                               (532,983)             (382,147)
  Purchases of FHLB stock, net                                                             (13,847)               (7,235)
  Acquisition of premises and equipment                                                     (5,688)               (2,290)
  Acquisition of servicing rights                                                          (20,114)              (13,332)
                                                                                       -----------           -----------
           Net cash used by investing activities                                          (505,981)             (418,366)
                                                                                       -----------           -----------
Cash flows from financing activities:
  Increase in deposits - net                                                               198,623               251,852
  Decrease in federal funds purchased                                                      (15,000)               (5,000)
  Increase in securities sold under agreements to repurchase - net                         356,903               106,860
  (Repayments) advances from FHLB, net                                                     (26,375)               70,250
  Payments on term notes                                                                   (35,500)               (5,000)
  Proceeds from issuance of preferred stock                                                 66,602                    --
  Proceeds from issuance of common stock                                                    31,391                    40
  Cash dividends:
       Common stock                                                                         (5,644)               (4,192)
       Preferred stock                                                                      (7,200)               (4,228)
                                                                                       -----------           -----------
            Net cash provided by financing activities                                      563,800               410,582
                                                                                       -----------           -----------
Net increase (decrease) in cash and cash equivalents                                        17,919               (19,502)
Cash and cash equivalents at beginning of period                                            69,090                65,996
                                                                                       -----------           -----------
Cash and cash equivalents at end of period                                             $    87,009           $    46,494
                                                                                       ===========           ===========

Cash and cash equivalents include:
  Cash and due from banks                                                              $     5,382           $    27,410
  Securities purchased under agreements to resell                                           81,627                 6,163
  Time deposits with other banks                                                                --                12,921
  Federal funds sold                                                                            --                    --
                                                                                       -----------           -----------
                                                                                       $    87,009           $    46,494
                                                                                       ===========           ===========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION

REPORTING ENTITY

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the Company), a diversified financial services company, and its wholly-owned subsidiaries, R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico, Home & Property Insurance Corp., a Puerto Rico corporation and insurance agency, and R-G Investments Corporation, a Puerto Rico corporation and broker-dealer.

         The Company, currently in its 29th year of operations, operates R&G Mortgage, which is engaged primarily in the business of originating FHA-insured, VA-guaranteed, and privately insured first and second mortgage loans on residential real estate. R&G Mortgage pools loans into mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing function. R&G Mortgage is also a seller-servicer of conventional loans. R&G Mortgage is licensed by the Secretary of the Treasury of Puerto Rico as a mortgage company and is duly authorized to do business in the Commonwealth of Puerto Rico.

         R&G Mortgage also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) through its wholly-owned subsidiary, Mortgage Store of Puerto Rico.

         The Company also operates the Bank, which provides a full range of banking services, including residential, commercial and personal loans and a diversified range of deposit products through twenty-five branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

         The Bank also is engaged in the business of originating FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through its wholly-owned subsidiary, Continental Capital Corporation ("Continental Capital").

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 2001 and the results of operations and changes in its cash flows for the three and nine months ended September 30, 2001 and 2000.

         The results of operations for the three and nine months periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

BASIS OF CONSOLIDATION

         All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted Statement of Financial accounting standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon the adoption of this Statement, the Company recognized a gain of approximately $1.9 million as other comprehensive income in stockholders' equity related to derivative instruments that were designated as cash flow hedges, and a loss of approximately $529,000 in the income statement related to derivative instruments that did not qualify for hedge accounting.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lives Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. This Statements is effective for fiscal years beginning after December 15, 2001. Management has determined the impact of this Statement will not have a material effect on the consolidated financial position or the future results of operations of the Company.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of or SFAS No. 144 upon adoption.

         The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         Upon adoption on January 1, 2002, the Company expects to recognize a gain as the cumulative effect of a change in accounting principle related to negative goodwill currently existing from an acquisition in prior years of one of the Company's subsidiaries accounted for under the purchase method of accounting, however, the amounts involved are not material. The Company expects to have unamortized goodwill in the amount of $4.6 million, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill (including that related to negative goodwill) was $352,000 and $447,000 for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact, after initial adoption, of these pronouncements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle subsequent to January 1, 2002.

NOTE 2 - EARNINGS AND DIVIDENDS PER SHARE

         Basic earnings per common share for the three and nine month periods ended September 30, 2001 and 2000 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. The weighted average of outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation (744,409 and 651,348 during the three month periods ended September 30, 2001 and 2000, respectively, and 728,045 and 654,017 during the nine month periods ended September 30, 2001 and 2000, respectively). No other adjustments were made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

                  Three month                                  Nine month
                  period ended                                period ended
                 September 30,                                September 30,
            ----------------------                     ----------------------------
            2001              2000                     2001                   2000
            ----              ----                     ----                   -----
          $0.06775           $0.0565                  $0.1915               $0.15025

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                                    September 30,         December 31,
                                                                         2001                 2000
                                                                     ------------         ------------
                                                                     (Unaudited)
         MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

         GNMA certificates                                           $ 20,286,695         $ 12,038,040
         FHLMC certificates                                            79,393,850                   --
                                                                     ------------         ------------
                                                                     $ 99,680,545         $ 12,038,040
                                                                     ============         ============

                                                                    September 30, 2001                  December 31, 2000
                                                               Amortized            Fair            Amortized            Fair
                                                                 cost               value              cost              value
                                                            --------------     --------------     --------------     --------------
                                                                       (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

CMO's, CMO residuals (interest only), interest only
     strips (IO's) and other mortgage-backed securities     $  162,776,898     $  168,857,299     $   21,398,077     $   23,227,026
                                                            --------------     --------------     --------------     --------------

FNMA certificates:
     Due from five to ten years                                    554,178            570,457            633,552            633,552
     Due over ten years                                        301,223,686        307,805,478         98,779,069         99,968,168
                                                            --------------     --------------     --------------     --------------
                                                               301,777,864        308,375,935         99,412,621        100,601,720
                                                            --------------     --------------     --------------     --------------
FHLMC certificates:
     Due within one year                                             3,463              3,651             13,395             13,395
     Due from one to five years                                     88,258             89,409            131,526            129,956
     Due from five to ten years                                  1,417,265          1,459,435          1,587,103          1,587,034
     Due over ten years                                        389,291,864        397,200,008        434,864,554        437,226,389
                                                            --------------     --------------     --------------     --------------
                                                               390,800,850        398,752,503        436,596,578        438,956,774
                                                            --------------     --------------     --------------     --------------
GNMA certificates:
      Due from one to five years                                    50,071             50,321             25,582             25,502
      Due from five to ten years                                 8,345,285          8,306,638         10,491,790         10,419,318
      Due over ten years                                       527,931,498        526,412,587        584,419,215        576,869,337
                                                            --------------     --------------     --------------     --------------
                                                               536,326,854        534,769,546        594,936,587        587,314,157
                                                            --------------     --------------     --------------     --------------

                                                             1,391,682,466      1,410,755,283      1,152,343,863      1,150,099,677
                                                            --------------     --------------     --------------     --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

U.S. Government and Agencies securities:
      Due within one year                                        9,600,000          9,863,140          8,500,000          8,446,450
      Due from one to five years                                54,959,086         56,217,540        192,762,585        193,298,396
      Due from five to ten years                               280,854,312        289,244,770        114,881,388        115,351,548
                                                            --------------     --------------     --------------     --------------
                                                               345,413,398        355,325,450        316,143,973        317,096,394
                                                            --------------     --------------     --------------     --------------

Corporate debt obligations -
     Due from one to five years                                 43,688,842         44,908,636          5,097,519          5,201,699
                                                            --------------     --------------     --------------     --------------

FHLB stock                                                      59,820,067         59,820,067         45,973,167         45,973,167
                                                            --------------     --------------     --------------     --------------
                                                               448,922,307        460,054,153        367,214,659        368,271,260
                                                            --------------     --------------     --------------     --------------
                                                            $1,840,604,773     $1,870,809,436     $1,519,558,522     $1,518,370,937
                                                            ==============     ==============     ==============     ==============

                                                                     September 30, 2001                  December 31, 2000
                                                            ---------------------------------     ---------------------------------
                                                              Amortized             Fair            Amortized             Fair
                                                                cost                value              cost              value
                                                            --------------     --------------     --------------     --------------
                                                                         (Unaudited)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due within one year                                   $           --     $           --     $        2,435     $        2,611
      Due from five to ten years                                 7,146,854          7,031,160          8,864,274          8,605,749
      Due over ten years                                        37,781,717         37,638,933          1,844,978          1,765,812
                                                            --------------     --------------     --------------     --------------
                                                                44,928,571         44,670,093         10,711,687         10,374,172
                                                            --------------     --------------     --------------     --------------

FNMA certificates:
     Due over ten years                                          7,912,342          8,197,219          8,946,973          9,145,168
                                                            --------------     --------------     --------------     --------------

FHLMC certificates:
     Due over ten years                                            131,948            128,378            159,544            153,675
                                                            --------------     --------------     --------------     --------------

                                                                52,972,861         52,995,690         19,818,204         19,673,015
                                                            --------------     --------------     --------------     --------------


INVESTMENT SECURITIES HELD TO MATURITY:


Puerto Rico Government and Agencies obligations:
       Due from one to five years                                2,280,000          2,302,800          1,948,000          1,948,000
       Due from five to ten years                               11,311,603         11,424,713          1,755,389          1,755,389
                                                            --------------     --------------     --------------     --------------
                                                                13,591,603         13,727,513          3,703,389          3,703,389

Other                                                              100,000            100,000                 --                 --
                                                            --------------     --------------     --------------     --------------
                                                                13,691,603         13,827,513          3,703,389          3,703,389
                                                            --------------     --------------     --------------     --------------
                                                            $   66,664,464     $   66,823,203     $   23,521,593     $   23,376,404
                                                            ==============     ==============     ==============     ==============

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at September 30, 2001 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

                                                                                                            Carrying Amount
                                                                                                            ---------------
         Mortgage-backed and investment securities available
              for sale, at fair value                                                                        $ 620,353,862
         Mortgage-backed securities held to maturity, at
              amortized cost                                                                                    36,809,267
                                                                                                             -------------
                                                                                                             $ 657,163,129
                                                                                                             =============


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

                                                                                        September 30,             December 31,
                                                                                            2001                      2000
                                                                                       ---------------           ---------------
                                                                                         (Unaudited)
Real estate loans:
     Residential - first mortgage                                                      $   994,169,425           $   998,983,595
     Residential - second mortgage                                                          33,825,716                27,419,145
     Land                                                                                    7,832,554                 6,049,179
     Construction                                                                          190,400,160               151,692,483
     Commercial                                                                            348,861,972               304,104,485
                                                                                       ---------------           ---------------
                                                                                         1,575,089,827             1,488,248,887
Undisbursed portion of loans in process                                                    (91,394,557)              (78,163,117)
Net deferred loan costs                                                                        394,096                   908,553
                                                                                       ---------------           ---------------
                                                                                         1,484,089,366             1,410,994,323
                                                                                       ---------------           ---------------
Other loans:
     Commercial                                                                             78,446,047                59,120,394
     Consumer:
        Secured by deposits                                                                 29,091,247                26,925,836
        Secured by real estate                                                              89,428,442               100,357,019
        Other                                                                               56,888,680                45,563,186
Unamortized interest                                                                          (138,167)                  (85,055)
                                                                                       ---------------           ---------------
                                                                                           253,716,249               231,881,380
                                                                                       ---------------           ---------------

        Total loans                                                                      1,737,805,615             1,642,875,703
     Allowance for loan losses                                                             (15,169,125)              (11,599,634)
                                                                                       ---------------           ---------------
                                                                                       $ 1,722,636,490           $ 1,631,276,069
                                                                                       ===============           ===============

The changes in the allowance for loan losses follow:

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                       -----------------------------
                                                                                         2001                 2000
                                                                                       ---------           ---------
                                                                                               (Unaudited)
                                                                                           (Dollars in thousands)
Balance, beginning of period                                                           $  11,600           $   8,971
Provision for loan losses                                                                  7,325               4,350
Transferred reserves                                                                         806                  --
Loans charged-off                                                                         (4,961)             (2,924)
Recoveries                                                                                   399                 660
                                                                                       ---------           ---------
Balance, end of period                                                                 $  15,169           $  11,057
                                                                                       =========           =========

The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                                                     September 30,         December 31,
                                                                                         2001                 2000
                                                                                                 (Unaudited)
                                                                                     -------------         ------------
                                                                                           (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                                              $  100,891           $   79,234
  Residential construction                                                                    832                  487
  Commercial real estate                                                                   15,647               11,881
  Commercial business                                                                       3,534                1,414
  Consumer unsecured                                                                          403                1,186
                                                                                       ----------           ----------
    Total                                                                                 121,307               94,202
                                                                                       ----------           ----------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                                                      --                   --
  Residential construction                                                                     --                   --
  Commercial real estate                                                                       --                   --
  Commercial business                                                                         391                  420
  Consumer                                                                                    546                  360
                                                                                       ----------           ----------
    Total accruing loans greater than
      90 days delinquent                                                                      937                  780
                                                                                       ----------           ----------

    Total non-performing loans                                                            122,244               94,982
                                                                                       ----------           ----------
Real estate owned, net of reserves                                                          9,160                9,056
Other repossessed assets                                                                      883                  583
                                                                                       ----------           ----------
                                                                                           10,043                9,639
                                                                                       ----------           ----------

    Total non-performing assets                                                        $  132,287           $  104,621
                                                                                       ----------           ----------

    Total non-performing loans as a
      percentage of total loans (1)                                                          6.68%                5.52%
                                                                                       ----------           ----------

    Total non-performing assets as a
      percentage of total assets                                                             3.08%                2.96%
                                                                                       ----------           ----------

    Allowance for loan losses as a percentage
       of total non-performing loans (2)                                                    12.41%               12.21%
                                                                                       ----------           ----------

     Allowance for loan losses as a percentage
        of total loans outstanding (2)                                                       0.83%                0.67%
                                                                                       ----------           ----------

      Net charge-offs to average loans
         outstanding                                                                         0.33%                0.17%
                                                                                       ----------           ----------

---------------

(1) The increase in the ratio was mainly caused by loan securitizations during the last two quarters of 2000 and the first three quarters of 2001, which reduced the amount of loans held in portfolio which are considered in the calculation of the ratio. Without giving effect to loan securitizations, as of September 30, 2001 and December 31, 2000, the ratio of non-performing loans to total loans would have been 4.87% and 4.46%, respectively.

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at September 30, 2001 and December 31, 2000 would have been 1.89% and 71.0%, respectively, and 1.61% and 73.7%, respectively.

NOTE 5 - MORTGAGE LOAN SERVICING

The changes in the servicing asset of the Company follows:

                                                                                  For the nine month period ended September 30,
                                                                                       2001                             2000
                                                                                  --------------                   -------------
                                                                                                    (Unaudited)
Balance at beginning of period                                                    $   95,078,530                   $  84,252,506

Rights originated                                                                     19,002,167                       8,312,646
Rights purchased                                                                       1,112,264                       5,019,821
Scheduled amortization                                                                (8,210,037)                     (7,195,586)
Unscheduled amortization                                                              (2,500,000)                             --
Reserves for impairment                                                               (1,194,000)                             --
                                                                                  --------------                   -------------

Balance at end of period                                                          $  103,288,924                   $  90,389,387
                                                                                  ==============                   =============


         The portion of the Company's mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                                                                       September 30,         December 31,
                                                                                            2001                 2000
                                                                                       -------------         ------------
                                                                                                  (Unaudited)
                                                                                             (Dollars in Thousands)
Passbook savings                                                                       $    133,052          $    116,776
                                                                                       ------------          ------------

NOW accounts                                                                                 55,014                43,271
Super NOW accounts                                                                          150,858                97,172
Regular checking accounts
   (non-interest bearing)                                                                    78,644                70,760
Commercial checking accounts
   (non-interest bearing)                                                                   109,640               101,178
                                                                                       ------------          ------------
                                                                                            394,156               312,381
                                                                                       ------------          ------------

Certificates of deposit:
     Under $100,000                                                                         510,203               489,221
     $100,000 and over                                                                      831,621               749,081
                                                                                       ------------          ------------
                                                                                          1,341,824             1,238,302
                                                                                       ------------          ------------

Accrued interest payable                                                                      5,653                 8,603
                                                                                       ------------          ------------

                                                                                       $  1,874,685          $  1,676,062
                                                                                       ============          ============

NOTE 7 - COMMITMENTS AND CONTINGENCIES


COMMITMENTS TO BUY AND SELL GNMA CERTIFICATES

         As of September 30, 2001, the Company had open commitments to issue GNMA certificates of approximately $21.0 million.

COMMITMENTS TO SELL MORTGAGE LOANS

         As of September 30, 2001 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $181.2 million.

LEASE COMMITMENTS

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

OTHER

         At September 30, 2001, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $581.0 million at September 30, 2001. Liability, if any, under the recourse provisions at September 30, 2001 is estimated by management to be insignificant.

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

         Total employee costs and other expenses before capitalization follows:

                                                                                        (Unaudited)
                                                                Three month period ended            Nine month period ended
                                                                     September 30,                       September 30,
                                                                 2001              2000             2001               2000
                                                            -------------     -------------     -------------     -------------
Employee costs                                              $  14,811,263     $  10,335,570     $  40,857,976     $  31,496,056
                                                            -------------     -------------     -------------     -------------

Other administrative and general expenses                   $  18,197,774     $  11,337,002     $  44,828,206     $  33,289,473
                                                            -------------     -------------     -------------     -------------

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company's operations for its traditional banking and mortgage banking activities:

                                      ---------------------------------------------------------------------------------------------
                                                               Three month period ended September 30,
                                      ---------------------------------------------------------------------------------------------
                                                         2001                                               2000
                                      ---------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

                                                  Mortgage                Segment                  Mortgage                 Segment
                                       Banking    Banking      Other       Totals      Banking      Banking      Other       Totals
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                              $ 30,343    $ 21,923    $ 1,419     $ 53,685    $ 21,558     $ 14,607     $  --     $  36,165

Non-interest expenses                   12,947      17,396        320       30,663       9,543       12,004        --        21,547
                                      ---------------------------------------------------------------------------------------------

Income before income taxes and
     cumulative effect from change
     in accounting principle          $ 17,396    $  4,527    $ 1,099     $ 23,022    $ 12,015     $  2,603     $  --      $ 14,618
                                      =============================================================================================
                                                                    Nine month period ended September 30,
                                      ---------------------------------------------------------------------------------------------
                                                            2001                                    2000
                                      ---------------------------------------------------------------------------------------------
                                                   Mortgage                Segment                 Mortgage               Segment
                                     Banking        Banking     Other       Totals      Banking    Banking     Other      Totals
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                              $ 77,793    $ 60,049    $ 3,561     $141,403    $ 55,562     $ 48,207     $  --      $103,769

Non-interest expenses                   34,180      44,374        809       79,363      27,359       35,412        --        62,771
                                      ---------------------------------------------------------------------------------------------

Income before income taxes and
     cumulative effect from change
     in accounting principle          $ 43,613    $ 15,675    $  2,752    $ 62,040    $  28,203    $12,795      $  --      $ 40,998
                                      =============================================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         R&G Financial Corporation (the "Company") is a diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in mortgage banking, banking, broker-dealer and insurance activities. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         The Company is also engaged in providing a full range of banking services, including commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a diversified range of deposit products and, to a lesser extent, trust and investment services through its private banking department.

         R&G Financial is currently in its 29th year of operations. The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial's mortgage servicing portfolio increased to approximately $7.1 billion as of September 30, 2001, from $6.5 billion as of the same date a year ago, an increase of 8.8%. R&G Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations. R&G Financial is experiencing strong growth in originations due to a strong housing market in Puerto Rico and continued branch expansion, together with low interest rates and state-of-the art technology.

         As part of its strategy to maximize net interest income, R&G Financial maintains a loans portfolio of $1.7 billion, which consisted principally of residential real estate loans backed by a very strong housing market, and a substantial portfolio of mortgage-backed and investment securities. At September 30, 2001, the Company held securities available for sale with a fair market value of $1.9 billion, which included $1.4 billion of mortgage-backed securities of which $534.8 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

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

         R&G Financial customarily sells or securitizes into mortgage-backed securities substantially all the loans it originates, except for certain non-conforming conventional mortgage loans and certain consumer, construction, land, and commercial loans which are held for investment and classified as loans receivable. At September 30, 2001 R&G Financial maintained a very low credit risk profile, as its loans receivable portfolio consisted principally of $1.1 billion in residential real estate.

         At September 30, 2001 R&G Financial operated 25 banking and 34 mortgage banking branches in Puerto Rico and four mortgage offices in the US, with about 1,500 professionals.

FINANCIAL CONDITION

         At September 30, 2001, total assets amounted to $4.3 billion, as compared to $3.5 billion at December 31, 2000. The $758.6 million or 21.4% increase in total assets was primarily the result of a $352.4 million or 23.2% increase in mortgage-backed and investment securities available for sale, a $101.3 million or 841.8% increase in mortgage-backed securities held for trading, a $43.1 million or 183.4% increase in mortgage-backed and investment securities held to maturity, a $143.1 million or 149.6% increase in mortgage loans held for sale and a $91.4 million or 5.6% increase in loans receivable, net.

         At September 30, 2001, deposits totaled $1.9 billion, an increase of $198.6 million or 11.9% when compared to December 31, 2000. In addition, at September 30, 2001, R&G Financial had $1.9 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), as compared to $1.5 billion at December 31, 2000. R&G Financial mainly utilized deposits (primarily retail certificates of deposits) and repurchase agreements to fund its growth in assets during the period.

         At September 30, 2001, R&G Financial's allowance for loan losses totaled $15.2 million, which represented a $3.6 million or 30.8% increase from the level maintained at December 31, 2000. At September 30, 2001, R&G Financial's allowance represented approximately 0.83% of the total loan portfolio and 12.41% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 1.89% and 71.0%, respectively, at September 30, 2001. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

         Non-performing loans amounted to $122.2 million at September 30, 2001, an increase of $62.9 million when compared to $59.4 million at December 31, 1999. However, $60.2 million or 96% of such increase consisted of residential mortgage loans, which resulted to a large extent from increased delays over the period in the foreclosure process in Puerto Rico. As noted above, because of the nature of the real estate collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.33% during the first three quarters of 2001, 0.17% during 2000 and 0.25% during 1999. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans increased from 5.52% at December 31, 2000 to 6.68% at September 30, 2001, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during the last two quarters of 2000 and the first three quarters of 2001, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, as of September 30, 2001 and December 31, 2000, the ratio of non-performing loans would have been 4.87% and 4.46%, respectively.

         Stockholders' equity increased from $308.8 million at December 31, 2000 to $453.5 million at September 30, 2001. The $144.7 million or 46.8% increase was due primarily to the issuance of 2,207,500 shares of Class B common stock in late June and early July 2001 for aggregate net proceeds of $31.1 million, the issuance of 2,760,000 shares of the Company's 7.60% Monthly Income Preferred Stock, Series C, in March 2001 for aggregate net proceeds of $66.6 million and the net income recognized, together with a $13.6 million increase in other comprehensive income during the period.

RESULTS OF OPERATIONS

         During the three and nine months ended September 30, 2001, R&G Financial reported net income before the cumulative effect of a change in accounting principle of $17.4 million and $46.2 million, or $0.46 and $1.29 of earnings per diluted share, respectively, compared to $11.4 million and $31.6 million or $0.34 and $0.93 of earnings per diluted share for the respective comparative periods in 2000.

         Net interest income increased by $18.1 million or 36.7% during the nine month period ended September 30, 2001 to $67.5 million, primarily due to an increase in the average balance of interest-earning assets, together with a 25 basis point increase in the net interest margin from 2.24% to 2.49%. With interest rates currently declining, R&G Financial expects a gradual improvement in its net interest margin, as evidenced by the improvement in its margin during the three month period ended September 30, 2001 as discussed below. The provision for loan losses amounted to $7.3 million during the nine months ended September 30, 2001, a 68.4% increase over the prior comparable period, as R&G Financial increased it general reserves reflecting the continued growth in commercial lending, which involves greater credit risk than residential lending.

         R&G Financial also experienced an increase in non-interest income during the nine months ended September 30, 2001 over the prior comparable period. Net gain on sale of loans increased significantly, by $16.1 million or 57.0% over the prior comparable period, which was due both to the volume of loans originated and sold as well as increased profits made on loans sold. Loan administration and servicing fees also increased by $2.3 million or 10.2% over the comparable periods, due to the growth in the loan servicing portfolio, while other miscellaneous revenue sources increased $3.8 million or 72.7%, primarily as a result of the Company's fee-based insurance operations which began in late 2000.

         Net interest income increased by $12.0 million or 75.7% to $27.9 million during the quarter ended September 30, 2001, due to an increase in the average balance of interest-earning assets, together with a 82 basis points increase in the net interest margin from 2.04% to 2.86%. Net gain on sale of loans increased 51.8% to $17.3 million during the three month ended September 30, 2001.

         Total expenses increased by $16.9 million or 28.0% during the nine months ended September 30, 2001 over the prior comparable period, primarily due to a $10.7 million or 35.1% increase in other administrative and general expenses, primarily due to increased amortization of the Company's servicing asset and increased advertising expenses, to increase loan production. Employee compensation and benefits increased by $3.9 million or 19.5% associated with employees hired to accommodate increased loan production. These increases were accompanied by a $2.3 million or 23.5% increase in occupancy expenses.

         Total expenses increased by $9.6 million or 47.1% during the three month period ended September 30, 2001 over the prior comparable period, due to a $6.5 million or 62.9% increase in other general and administrative expenses of which $3.2 million or 50% of such increase is related to increased amortization and reserves for impairment of the Company's servicing asset, a $2.2 million or 33.2% increase in employee compensation and benefits, and a $895,000 or 26.5% increase in occupancy expenses.

INTEREST RATE RISK MANAGEMENT

         The following table summarizes the anticipated maturities or repricing or R&G Financial's interest-earning assets and interest-bearing liabilities as of September 30, 2001, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company's mortgage banking business, as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

                                                    Within       Four to       More Than     More Than
                                                    Three         Twelve      One Year to   Three Years    Over Five
                                                    Months        Months      Three Years  to Five Years     Years          Total
                                                 ----------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Interest-earning assets(1):

Loans receivable:
     Residential real estate loans               $   35,020     $   98,695     $ 222,065     $172,724     $  507,324     $1,035,828
     Construction loans                              76,250         22,756            --           --             --         99,006
     Commercial real estate loans                   348,862             --            --           --             --        348,862
     Consumer loans                                  50,428         36,891        51,476       23,359         13,254        175,408
     Commercial business loans                       60,397          7,982         8,684        1,366             17         78,446
Mortgage loans held for sale                         31,361         32,088        72,159       55,818         47,363        238,789
Mortgage-backed securities(2)(3)                    157,946        419,535       217,389      169,068        599,471      1,563,409
Investment Securities(3)                            101,916        191,793       135,424       40,562          4,051        473,746
Other interest-earning assets(4)                     81,627             --            --           --             --         81,627
                                                 ----------------------------------------------------------------------------------

Total                                            $  943,807     $  809,740     $ 707,197     $462,897     $1,171,480     $4,095,121
                                                 ==================================================================================

Interest bearing liabilities:

Deposits (5)
     NOW and Super NOW accounts                  $   10,380     $   28,810     $  31,670     $ 25,652     $  109,360     $  205,872
     Passbook savings accounts                        3,327          9,647        24,016       19,213         76,849        133,052
     Regular and commercial checking                  9,414         26,360        28,977       23,471        100,062        188,284
     Certificates of deposit                        372,626        657,982        96,477      209,624          5,115      1,341,824
FHLB advances                                       120,000         10,000        78,125      192,500         78,000        478,625
Securities sold under agreements to
   repurchase (6)                                   555,028        201,001       235,813      115,000         87,810      1,194,652
Other borrowings(7)                                  31,425        154,661        22,761           --             --        208,847
                                                 ----------------------------------------------------------------------------------

Total                                             1,102,200      1,088,461       517,839      585,460        457,196      3,751,156
                                                 ----------------------------------------------------------------------------------

Effect of hedging instruments                      (355,000)            --       210,000       65,000         80,000             --
                                                 ----------------------------------------------------------------------------------

                                                 $  747,200     $1,088,461     $ 727,839     $650,460     $  537,196     $3,751,156
                                                 ==================================================================================

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities         $  196,607      $(278,721)   $ (20,642)    $(187,563)  $  634,284     $  343,965
                                                 ----------------------------------------------------------------------------------

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                     $  196,607     $  (82,114)  $ (102,756)    $(290,319)  $  343,965
                                                 ----------------------------------------------------------------------------------

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                       -4.57%         -1.91%       -2.39%        -6.75%        8.00%
                                                 ----------------------------------------------------------------------------------

                                                   (footnotes on following page)

---------------

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

---------------

         As of September 30, 2001, the Company had a one year negative gap of approximately $82.1 million which constituted 1.91% of total assets as such date, compared to a negative gap of approximately $477.8 million or 13.5% of total assets at December 31, 2000. R&G Financial's negative gap within one year at December 31, 2000 was due primarily to its large fixed-rate mortgage loans receivable portfolio held for investment and a portion of its portfolio of FHLB notes and other US agency securities which have call features but were not likely to be exercised by such agencies due to the actual interest rate environment. During the nine months ended September 30, 2001, the Company extended the maturity dates of certain borrowings into longer-term maturities at lower rates to take advantage of reductions in interest rates during the period. In addition, the Company entered into certain derivative instruments and increased its portfolio of investment securities held for trading, reducing its gap exposure. While the above table presents the Company's loans receivable portfolio held for investment purposes according to its maturity date, from time to time the Company may negotiate special transactions with FHLMC and/or FNMA or other third party investors for the sale of such loans. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

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

                                                                        For the three month period ended September 30,
                                                                     2001                                 2000
                                                     --------------------------------------------------------------------------
                                                       Average                    Yield /    Average                Yield /
                                                       Balance       Interest      Rate      Balance     Interest    Rate
                                                     --------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Interest-Earning Assets:

Cash and cash equivalents(1)                           $   30,431    $      324    4.26%    $   17,094    $   291    6.81%
Investment securities available for sale                  420,479         6,851    6.52        324,333      5,640    6.96
Investment securities held to maturity                     13,706           200    5.84          5,493         79    5.75
Mortgage-backed securities held for trading               113,846         1,802    6.33         17,956        228    5.08
Mortgage-backed securities available for sale           1,208,431        20,255    6.70        715,493     11,288    6.31
Mortgage-backed securities held to maturity                48,868           735    6.02         21,222        372    7.01
Loans receivable, net (2)                               2,011,547        40,509    8.06      1,972,807     42,337    8.58
FHLB of New York Stock                                     55,380           700    5.06         40,085        666    6.65
                                                       ------------------------------------------------------------------

Total interest-earning assets                           3,902,688    $   71,376    7.32%     3,114,483    $60,901    7.82%
                                                       ------------------------------------------------------------------

Non-interest-earning assets                               310,280                              225,467
                                                       ------------------------------------------------------------------

Total assets                                           $4,212,968                           $3,339,950
                                                       ------------------------------------------------------------------

Interest-Bearing Liabilities:

Deposits                                               $1,872,192    $   22,242    4.75%    $1,568,110    $21,439    5.47%
Securities sold under agreements to
   repurchase (3)                                       1,098,472        12,135    4.42        800,996     13,348    6.67
Notes payable                                             280,165         3,523    5.03        187,950      2,708    5.76
Other borrowings(4)                                       433,739         5,580    5.15        459,902      7,528    6.55
                                                       ------------------------------------------------------------------

Total interest-bearing liabilities                      3,684,568    $   43,480    4.72%     3,016,958    $45,023    5.97%
                                                       ------------------------------------------------------------------

Non-interest-bearing liabilities                          103,108                               34,670
                                                       ------------------------------------------------------------------

Total liabilities                                       3,787,676                            3,051,628
                                                       ------------------------------------------------------------------

Stockholders' equity                                      425,292                              288,322
                                                     --------------------------------------------------------------------

Total liabilities and stockholders' equity           $  4,212,968                           $3,339,950
                                                     ====================================================================

Net interest income; interest rate spread (5)                        $   27,896    2.60%                  $15,878    1.85%
                                                                     -------------------                  ---------------

Net interest margin                                                                2.86%                             2.04%
                                                                                -------                             -----

Average interest-earning assets to average
   interest-bearing liabilities                                                  105.92%                           103.23%
                                                                                -------                            ------

                                                          (footnotes on page 24)

                                                                     For the nine month period ended September 30,
                                                              2001                                               2000
                                                  --------------------------------------------------------------------------------
                                                    Average                        Yield/      Average        Yield/
                                                    Balance         Interest       Rate        Balance        Interest      Rate
                                                  --------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Interest-Earning Assets:

Cash and cash equivalents(1)                      $   37,109      $    1,345        4.83%     $   15,001      $    732       6.51%
Investment securities available for sale             394,164          19,770        6.69         289,265        15,174       6.99
Investment securities held to maturity                 7,506             325        5.77           5,435           237       5.81
Mortgage-backed securities held for trading          108,557           5,117        6.28          20,706           891       5.74
Mortgage-backed securities available for sale      1,114,439          54,343        6.50         702,921        32,903       6.24
Mortgage-backed securities held to maturity           29,049           1,301        5.97          21,847         1,040       6.35
Loans receivable, net (2)                          1,866,557         114,292        8.16       1,849,630       119,115       8.59
FHLB of New York Stock                                49,933           2,243        5.99          37,287         1,803       6.45
                                                  --------------------------------------------------------------------------------

Total interest-earning assets                      3,607,314      $  198,736        7.35%      2,942,092      $171,895       7.79%
                                                  --------------------------------------------------------------------------------

Non-interest-earning assets                          301,899                                     236,340
                                                  --------------------------------------------------------------------------------

Total assets                                      $3,909,213                                  $3,178,432
                                                  ================================================================================

Interest-Bearing Liabilities:

Deposits                                          $1,773,775      $   67,937        5.11%     $1,465,850      $ 57,496       5.23%
Securities sold under agreements to
   repurchase (3)                                    973,255          36,717        5.03         747,268        35,597       6.35
Notes payable                                        235,968           8,545        4.83         193,342         8,972       6.19
Other borrowings(4)                                  446,538          18,053        5.39         432,248        20,459       6.31
                                                  --------------------------------------------------------------------------------

Total interest-bearing liabilities                 3,429,536      $  131,252        5.10%      2,838,708      $122,524       5.75%
                                                  --------------------------------------------------------------------------------

Non-interest-bearing liabilities                      92,456                                      59,372
                                                  --------------------------------------------------------------------------------

Total liabilities                                  3,521,992                                   2,898,080
                                                  --------------------------------------------------------------------------------

Stockholders' equity                                 387,221                                     280,352
                                                  --------------------------------------------------------------------------------

Total liabilities and stockholders' equity        $3,909,213                                  $3,178,432
                                                  ================================================================================

Net interest income; interest rate spread (5)                     $   67,484        2.25%                     $ 49,371       2.04%
                                                                  ----------------------                      --------------------

Net interest margin                                                                 2.49%                                    2.24%
                                                                               ---------                                    ------

Average interest-earning assets to average
   interest-bearing liabilities                                                   105.18%                                  103.64%
                                                                               ---------                                   -------

                                                          (footnotes on page 24)

---------------

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

---------------

MORTGAGE LOAN SERVICING

         The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

                                                                                         At or for the three months ended
                                                                                                   September 30,
                                                                                       ------------------------------------
                                                                                           2001                    2000
                                                                                       ------------            ------------
                                                                                              (Dollars in Thousands)
Composition of Servicing Portfolio at period end:
   GNMA                                                                                $  2,958,985            $  3,004,759
   FNMA/FHLMC                                                                             2,337,570               1,715,331
   Other mortgage loans (3)                                                               1,808,222               1,810,896
                                                                                       ------------            ------------
Total servicing portfolio (3)                                                          $  7,104,777            $  6,530,986
                                                                                       ============            ============

Activity in the Servicing Portfolio:
  Beginning servicing portfolio                                                        $  6,634,059            $  6,177,511
  Add: Loan originations and purchases                                                    1,415,853                 937,852
         Servicing of portfolio loans acquired                                                1,361                  31,404
  Less: Sale of servicing rights(1)                                                        (164,875)               (171,578)
         Run-offs(2)                                                                       (781,621)               (444,203)
                                                                                       ------------            ------------
  Ending servicing portfolio(3)                                                        $  7,104,777            $  6,530,986
                                                                                       ============            ============
  Number of loans serviced                                                                  113,181                 110,192
  Average loan size                                                                    $         63            $         59
  Average servicing fee rate                                                                  0.501%                  0.507%

---------------

(1) Includes loans sold, servicing released, by Continental Capital, totaling $164.9 million and $130.5 million in 2001 and 2000, respectively.

(2) Run-offs refers to regular amortization of loans, prepayments and foreclosures.

(3) At the dates shown, included $1.0 billion and $1.1 billion of loans serviced for the Bank, respectively, which constituted 14.1% and 17.4% of the total servicing portfolio, respectively.

---------------

         Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2001 less than 7% of the Company's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial's servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company's servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial's servicing portfolio. During the nine months ended September 30, 2001 the Company recognized $2.5 million of unscheduled amortization of mortgage servicing rights and made provisions for impairment of mortgage servicing rights of approximately $1.2 million. These amounts include $475,000 and $594,000 of unscheduled amortization and provisions for impairment, respectively, attributable to Continental Capital, the Company's wholly-owned mortgage banking subsidiary in the State of New York.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2001, the Company had $104.5 million in borrowings capacity under unused warehousing and other lines of credit, $560.5 million in borrowings capacity under unused lines of credit with the FHLB of New York and $15 million under unused federal funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At September 30, 2001, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $154.0 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at September 30, 2001, and borrowings that are scheduled to mature within the same period amounted to $1.0 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2001, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.67%, 12.00% and 12.73%, respectively.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements made in this Form 10-Q that relate to future events are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon current expectations and R&G Financial assumes no obligation to update this information. Because actual results may differ materially from expectations, R&G Financial cautions readers not to place undue reliance on these statements. A number of factors, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition, could cause actual results to differ materially from historical results and those presently anticipated or projected. For a detailed discussion of the important factors affecting R&G Financial, please see the Company's Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarters ended March 31 and June 30, 2001 filed with the Securities and Exchange Commission.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risks at December 31, 2000 are presented in Item 7A of the Company's Annual report on Form 10-K. Information at September 30, 2001 is presented on page 19 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

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

         b)       Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       R&G FINANCIAL CORPORATION



Date: November 9, 2001                 By: /S/ VICTOR J. GALAN
                                          -------------------------------------
                                          Victor J. Galan, Chairman
                                          and Chief Executive Officer
                                          (Principal Executive Officer)



                                       By: /S/ JOSEPH R. SANDOVAL
                                          -------------------------------------
                                          Joseph R. Sandoval
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)