Form 10-Q/A
period 2001-06-30
R&G FINANCIAL CORP
filed 2002-02-06
CIK 1016933

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

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three month                        Six month
                                                                             period ended                      period ended
                                                                               June 30,                          June 30,
                                                                    -----------------------------     -----------------------------
                                                                        2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
                                                                             (Unaudited)                       (Unaudited)
                                                                           (Dollars in thousands except for per share data)
Interest income:
     Loans                                                          $     36,356     $     40,049     $     73,784     $     76,778
     Money market and other investments                                    8,238            6,063           15,608           11,270
     Mortgage-backed securities                                           19,897           11,599           37,968           22,946
                                                                    ------------     ------------     ------------     ------------
          Total interest income                                           64,491           57,711          127,360          110,994
                                                                    ------------     ------------     ------------     ------------
Interest expense:
      Deposits                                                            22,619           19,031           45,695           36,057
      Securities sold under agreements to repurchase                      11,960           11,714           24,516           22,249
      Notes payable                                                        2,978            2,899            5,022            6,264
      Other                                                                5,513            7,334           12,539           12,931
                                                                    ------------     ------------     ------------     ------------
          Total interest expense                                          43,070           40,978           87,772           77,501
                                                                    ------------     ------------     ------------     ------------
Net interest income                                                       21,421           16,733           39,588           33,493
Provision for loan losses                                                 (2,100)          (1,500)          (4,100)          (2,850)
                                                                    ------------     ------------     ------------     ------------
Net interest income after provision for loan losses                       19,321           15,233           35,488           30,643
                                                                    ------------     ------------     ------------     ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                          11,948            9,489           26,986           16,813
     Loan administration and servicing fees                                8,670            7,379           16,693           14,990
     Service charges, fees and other                                       3,380            1,936            5,905            3,425
                                                                    ------------     ------------     ------------     ------------
                                                                          23,998           18,804           49,584           35,228
                                                                    ------------     ------------     ------------     ------------

          Total revenues                                                  43,319           34,037           85,072           65,871
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
     Employee compensation and benefits                                    7,299            5,977           14,849           13,204
     Office occupancy and equipment                                        4,119            3,325            8,021            6,577
     Other administrative and general                                     12,448           10,528           24,324           20,121
                                                                    ------------     ------------     ------------     ------------
                                                                          23,866           19,830           47,194           39,902
                                                                    ------------     ------------     ------------     ------------
Income before income taxes and cumulative effect from
     change in accounting principle                                       19,453           14,207           37,878           25,969
                                                                    ------------     ------------     ------------     ------------
Income tax expense:
     Current                                                               3,015            4,913            7,211            7,345
     Deferred                                                              1,000           (1,414)           1,900           (1,571)
                                                                    ------------     ------------     ------------     ------------
                                                                           4,015            3,499            9,111            5,774
                                                                    ------------     ------------     ------------     ------------

Income before cumulative effect
     from change in accounting principle                                  15,438           10,708           28,767           20,195
Cumulative effect from change in accounting principle,
     net of income tax benefit of $206                                        --               --             (323)              --
                                                                    ------------     ------------     ------------     ------------
          Net income                                                $     15,438     $     10,708     $     28,444     $     20,195
                                                                    ============     ============     ============     ============
          Earnings per common share before cumulative
             effect from change in accounting principle - Basic     $       0.44     $       0.32     $       0.85     $       0.60
                                                                    ------------     ------------     ------------     ------------
          Earnings per common share before cumulative
             effect from change in accounting principle - Diluted   $       0.43     $       0.32     $       0.82     $       0.59
                                                                    ------------     ------------     ------------     ------------
Earnings per common share - Basic                                   $       0.44     $       0.32     $       0.83     $       0.60
                                                                    ------------     ------------     ------------     ------------
                            - Diluted                               $       0.43     $       0.32     $       0.81     $       0.59
                                                                    ------------     ------------     ------------     ------------
Weighted average number of shares outstanding - Basic                 28,766,054       28,659,775       28,719,992       28,659,441
                                                - Diluted             29,483,654       29,314,283       29,439,720       29,315,314

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

R&G  FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six month period ended
                                                                                                           June 30,
                                                                                                 --------------------------
                                                                                                    2001            2000
                                                                                                        (Unaudited)
                                                                                                   (Dollars in thousands)
Cash flows from operating activities:
     Net income                                                                                  $   28,444      $   20,195
                                                                                                 ----------      ----------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                              3,180           2,557
           Amortization of premium on investment securities, net                                        208             119
           Amortization of servicing rights                                                           6,621           4,740
           Provision for loan losses                                                                  4,100           2,850
           Provision for bad debts in accounts  receivable                                              450             220
           Gain on sales of  loans                                                                     (225)           (207)
           (Gain) loss on sales of securities available for sale                                     (1,244)            153
           Unrealized loss (profit) on trading securities and derivative instruments                    725            (155)
           Increase in mortgage loans held for sale                                                (151,499)        (73,547)
           Net (increase) decrease in mortgage-backed securities held for trading                   (40,607)         29,996
           Increase in receivables                                                                  (11,757)         (3,374)
           Increase in other assets                                                                  (8,856)         (5,948)
           Increase in notes payable and other borrowings                                           119,094          21,458
           Increase in accounts payable and accrued liabilities                                       7,831           7,957
           Increase in other liabilities                                                              4,394           1,193
                                                                                                 ----------      ----------
               Total adjustments                                                                    (67,584)        (11,988)
                                                                                                 ----------      ----------
               Net cash (used in) provided by operating activities                                  (39,140)          8,207
                                                                                                 ----------      ----------
Cash flows from investing activities:
      Purchases of investment securities                                                           (412,389)        (78,080)
      Proceeds from sales of securities available for sale                                          158,041          20,625
      Proceeds from maturities of securities held to maturity                                            --              --
      Principal repayments and redemptions of investment securities                                 208,783          19,816
      Proceeds from sales of loans                                                                   63,676          30,993
      Net originations of loans                                                                    (386,181)       (298,361)
      Purchases of  FHLB stock, net                                                                  (6,833)         (6,667)
      Acquisition of premises and equipment                                                          (2,952)         (1,503)
      Acquisition of servicing rights                                                               (12,350)         (8,348)
                                                                                                 ----------      ----------
               Net cash used in investing activities                                               (390,205)       (321,525)
                                                                                                 ----------      ----------
Cash flows from financing activities:
     Increase in deposits - net                                                                     163,389         193,096
     Decrease in federal funds purchased                                                            (25,000)             --
     Increase in securities sold under agreements to repurchase - net                               295,209          55,711
     (Repayments) advances from FHLB, net                                                           (96,375)         67,000
     Proceeds from issuance of preferred stock                                                       66,602              --
     Proceeds from issuance of common stock                                                          28,225              13
     Cash dividends:
          Common stock                                                                               (3,549)         (2,687)
          Preferred stock                                                                            (4,479)         (2,819)
                                                                                                 ----------      ----------
               Net cash provided by financing activities                                            424,022         310,314
                                                                                                 ----------      ----------
Net decrease in cash and cash equivalents                                                            (5,323)         (3,004)
Cash and cash equivalents at  beginning of  period                                                   69,090          65,996
                                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                                       $   63,767      $   62,992
                                                                                                 ==========      ==========

Cash and cash equivalents include:
     Cash and due from banks                                                                     $   34,939      $   28,511
     Securities purchased under agreements to resell                                                 11,001           6,062
     Time deposits with other banks                                                                  17,827          18,419
     Federal funds sold                                                                                  --          10,000
                                                                                                 ----------      ----------
                                                                                                 $   63,767      $   62,992
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

NOTE 2 - EARNINGS AND DIVIDENDS PER SHARE

         Basic earnings per common share for the three and six month periods ended June 30, 2001 and 2000 are computed by dividing net income for such periods by the weighted average number of shares of common stock outstanding during such periods. The weighted average of outstanding stock options granted in connection with the Company's Stock Option Plan are included in the weighted average number of shares for purposes of the diluted earnings per share computation (717,600 and 654,508 during the three month periods ended June 30, 2001 and 2000, respectively, and 719,728 and 655,873 during the six month periods ended June 30, 2001 and 2000, respectively). No other adjustments were made to the computation of basic earnings per share to arrive at diluted earnings per share.

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
                                                 ============     ============

                                                                         June 30, 2001                     December 31, 2000
                                                                  Amortized             Fair           Amortized            Fair
                                                                    cost               value             cost              value
                                                               -------------- ------------------------------------------------------
                                                                          (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

CMO residuals (interest only), interest only strips (IO's)
     and other mortgage-backed securities                      $   67,810,249     $   69,361,210   $   21,398,077     $   23,227,026
                                                               --------------     --------------   --------------     --------------

FNMA certificates:
     Due from five to ten years                                       570,018            571,621          633,552            633,552
     Due over ten years                                           309,829,665        310,234,146       98,779,069         99,968,168
                                                               --------------     --------------   --------------     --------------
                                                                  310,399,683        310,805,767       99,412,621        100,601,720
                                                               --------------     --------------   --------------     --------------
FHLMC certificates:
     Due within one year                                                6,850              6,964           13,395             13,395
     Due from one to five years                                       110,208            111,114          131,526            129,956
     Due from five to ten years                                     1,467,925          1,487,123        1,587,103          1,587,034
     Due over ten years                                           280,427,453        281,730,562      434,864,554        437,226,389
                                                               --------------     --------------   --------------     --------------
                                                                  282,012,436        283,335,763      436,596,578        438,956,774
                                                               --------------     --------------   --------------     --------------
GNMA certificates:
      Due from one to five years                                       50,042             50,293           25,582             25,502
      Due from five to ten years                                    8,977,908          8,946,947       10,491,790         10,419,318
      Due over ten years                                          556,278,055        554,299,571      584,419,215        576,869,337
                                                               --------------     --------------   --------------     --------------
                                                                  565,306,005        563,296,811      594,936,587        587,314,157
                                                               --------------     --------------   --------------     --------------

                                                                1,225,528,373      1,226,799,551    1,152,343,863      1,150,099,677
                                                               --------------     --------------   --------------     --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

U.S. Government and Agencies securities:
      Due within one year                                           4,400,000          4,430,620        8,500,000          8,446,450
      Due from one to five years                                   86,547,025         87,643,526      192,762,585        193,298,396
      Due from five to ten years                                  304,411,879        304,191,232      114,881,388        115,351,548
                                                               --------------     --------------   --------------     --------------
                                                                  395,358,904        396,265,378      316,143,973        317,096,394
                                                               --------------     --------------   --------------     --------------

Corporate debt obligations
     Due from one to five years                                    43,700,525         44,138,025        5,097,519          5,201,699
                                                               --------------     --------------   --------------     --------------

FHLB stock                                                         52,806,467         52,806,467       45,973,167         45,973,167
                                                               --------------     --------------   --------------     --------------
                                                                  491,865,896        493,209,870      367,214,659        368,271,260
                                                               --------------     --------------   --------------     --------------
                                                               $1,717,394,269     $1,720,009,421   $1,519,558,522     $1,518,370,937
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
                                                                -------------
                                                                $ 543,430,899
                                                                =============

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans consist of the following:

                                                     June 30,                 December 31,
                                                       2001                       2000
                                                 -------------------------------------------
                                                   (Unaudited)
Real estate loans:
     Residential - first mortgage                $  1,038,118,638           $    998,983,595
     Residential - second mortgage                     34,307,820                 27,419,145
     Land                                               7,493,679                  6,049,179
     Construction                                     170,279,239                151,692,483
     Commercial                                       331,495,499                304,104,485
                                                 ----------------           ----------------
                                                    1,581,694,875              1,488,248,887
Undisbursed portion of loans in process               (87,436,434)               (78,163,117)
Net deferred loan costs                                 1,148,547                    908,553
                                                 ----------------           ----------------
                                                    1,495,406,988              1,410,994,323
                                                 ----------------           ----------------
Other loans:
     Commercial                                        75,119,727                 59,120,394
     Consumer:
        Secured by deposits                            30,846,315                 26,925,836
        Secured by real estate                         94,198,316                100,357,019
        Other                                          47,449,500                 45,563,186
Unearned interest                                         (88,237)                   (85,055)
                                                 ----------------           ----------------
                                                      247,525,621                231,881,380
                                                 ----------------           ----------------

        Total loans                                 1,742,932,609              1,642,875,703
     Allowance for loan losses                        (12,975,711)               (11,599,634)
                                                 ----------------           ----------------
                                                 $  1,729,956,898           $  1,631,276,069
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

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at June 30, 2001 and December 31, 2000 would have been 1.71% and 64.5%, respectively, and 1.67% and 73.7%, respectively.

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

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company's operations for its traditional banking and mortgage banking activities:

                                                                                 ($ in thousands)
                                                  -----------------------------------------------------------------------------
                                                                         Three month period ended June 30
                                                  -----------------------------------------------------------------------------
                                                                    2001                                      2000
                                                  -----------------------------------------------------------------------------
                                                            Mortgage          Segment              Mortgage             Segment
                                                  Banking    Banking  Other    Totals    Banking    Banking    Other     Totals
                                                  -----------------------------------------------------------------------------
Revenues                                          $22,653    $20,302  $1,373  $44,328    $17,629    $17,283    $ --     $34,912

Non-interest expenses                              10,669     13,322     286   24,277      8,631     11,814      --      20,445
                                                  -----------------------------------------------------------------------------

Income before income taxes and cumulative
     effect from change in accounting principle   $11,984    $ 6,980  $1,087  $20,051    $ 8,998    $ 5,469    $ --     $14,467
                                                  =============================================================================

                                                                            Six month period ended June 30
                                                  ------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                  ------------------------------------------------------------------------------
                                                            Mortgage           Segment              Mortgage             Segment
                                                  Banking    Banking  Other     Totals    Banking    Banking    Other     Totals
                                                  ------------------------------------------------------------------------------

Revenues                                           $47,450    $38,126  $2,142   $87,718    $34,004    $33,600    $ --    $67,604

Non-interest expenses                               21,233     26,978     489    48,700     17,816     23,408      --     41,224
                                                  ------------------------------------------------------------------------------

Income before income taxes and cumulative
     effect from change in accounting principle    $26,217    $11,148  $1,653   $39,018    $16,188    $10,192    $ --    $26,380
                                                  ==============================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         R&G Financial Corporation (the "Company") is a diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in mortgage banking, banking and insurance activities. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

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

 At June 30, 2001, R&G Financial's allowance for loan losses totaled $13.0 million, which represented a $1.4 million or 11.9% increase from the level maintained at December 31, 2000. At June 30, 2001, R&G Financial's allowance represented approximately 0.71% of the total loan portfolio and 11.39% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 1.71% and 64.5%, respectively, at June 30, 2001. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

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

RESULTS OF OPERATIONS

         During the three and six months ended June 30, 2001, R&G Financial reported net income before the cumulative effect of a change in accounting principle of $15.4 million and $28.8 million, or $0.43 and $0.82 of earnings per diluted share, respectively, compared to $10.7 million and $20.2 million or $0.32 and $0.59 of earnings per diluted share for the comparative periods in 2000.

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
                                            --------------------------------------------------------------------------------------

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                    1.70%          (2.66)%       (1.82)%         (4.16)%         6.22%
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

--------------------

(1) Includes loans sold, servicing released, by Continental Capital, totaling $103.8 million and $87.0 million in 2001 and 2000, respectively.

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

                                               R&G FINANCIAL CORPORATION


Date: February 6, 2002                  By: /S/ VICTOR J. GALAN
                                            ------------------------------------
                                            Victor J. Galan, Chairman
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


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