Form 10-Q/A
period 2001-09-30
R&G FINANCIAL CORP
filed 2002-02-06
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                  AMEND NO. 1


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

Dividends per share on common stock declared and paid by the Company were as follows:

                  Three month                                  Nine month
                  period ended                                period ended
                 September 30,                                September 30,
            ----------------------                     ----------------------------
            2001              2000                     2001                   2000
            ----              ----                     ----                   -----
          $0.06775           $0.0565                  $0.1915               $0.14625

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

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at September 30, 2001 and December 31, 2000 would have been 1.89% and 71.0%, respectively, and 1.67% and 73.7%, respectively.

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

FINANCIAL CONDITION

         At September 30, 2001, total assets amounted to $4.3 billion, as compared to $3.5 billion at December 31, 2000. The $758.6 million or 21.4% increase in total assets was primarily the result of a $352.4 million or 23.2% increase in mortgage-backed and investment securities available for sale, a $87.6 million or 728.0% increase in mortgage-backed securities held for trading, a $43.1 million or 183.4% increase in mortgage-backed and investment securities held to maturity, a $143.1 million or 149.6% increase in mortgage loans held for sale and a $91.4 million or 5.6% increase in loans receivable, net.

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

         Total expenses increased by $9.6 million or 47.1% during the three month period ended September 30, 2001 over the prior comparable period, due to a $6.5 million or 62.9% increase in other general and administrative expenses of which $2.8 million or 44% of such increase is related to increased amortization and reserves for impairment of the Company's servicing asset, a $2.2 million or 33.2% increase in employee compensation and benefits, and a $895,000 or 26.5% increase in occupancy expenses.

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
                                                 ----------------------------------------------------------------------------------

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                        4.57%         -1.91%       -2.39%        -6.75%        8.00%
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

                                                                        For the three month period ended September 30,
                                                                     2001                                 2000
                                                     --------------------------------------------------------------------------
                                                       Average                    Yield /    Average                Yield /
                                                       Balance       Interest      Rate      Balance     Interest    Rate
                                                     --------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Interest-Earning Assets:

Cash and cash equivalents(1)                           $   30,431    $      324    4.26%    $   17,094    $   291    6.81%
Investment securities available for sale                  420,479         6,851    6.52        324,333      5,640    6.96
Investment securities held to maturity                     13,706           200    5.84          5,493         79    5.75
Mortgage-backed securities held for trading               113,846         1,802    6.33         17,956        228    5.08
Mortgage-backed securities available for sale           1,209,321        20,255    6.70        715,493     11,288    6.31
Mortgage-backed securities held to maturity                48,868           735    6.02         21,222        372    7.01
Loans receivable, net (2)                               2,011,547        40,509    8.06      1,972,807     42,337    8.58
FHLB of New York Stock                                     55,380           700    5.06         40,085        666    6.65
                                                       ------------------------------------------------------------------

Total interest-earning assets                           3,903,578    $   71,376    7.31%     3,114,483    $60,901    7.82%
                                                       ------------------------------------------------------------------

Non-interest-earning assets                               309,390                              225,467
                                                       ------------------------------------------------------------------

Total assets                                           $4,212,968                           $3,339,950
                                                       ------------------------------------------------------------------

Interest-Bearing Liabilities:

Deposits                                               $1,872,192    $   22,242    4.75%    $1,568,110    $21,439    5.47%
Securities sold under agreements to
   repurchase (3)                                       1,098,472        12,135    4.42        800,996     13,348    6.67
Notes payable                                             266,811         3,523    5.28        187,950      2,708    5.76
Other borrowings(4)                                       433,739         5,580    5.15        459,902      7,528    6.55
                                                       ------------------------------------------------------------------

Total interest-bearing liabilities                      3,671,214    $   43,480    4.74%     3,016,958    $45,023    5.97%
                                                       ------------------------------------------------------------------

Non-interest-bearing liabilities                          116,462                               34,670
                                                       ------------------------------------------------------------------

Total liabilities                                       3,787,676                            3,051,628
                                                       ------------------------------------------------------------------

Stockholders' equity                                      425,292                              288,322
                                                     --------------------------------------------------------------------

Total liabilities and stockholders' equity           $  4,212,968                           $3,339,950
                                                     ====================================================================

Net interest income; interest rate spread (5)                        $   27,896    2.57%                  $15,878    1.85%
                                                                     -------------------                  ---------------

Net interest margin                                                                2.86%                             2.04%
                                                                                -------                             -----

Average interest-earning assets to average
   interest-bearing liabilities                                                  106.33%                           103.23%
                                                                                -------                            ------

                                                          (footnotes on page 24)

                                                                     For the nine month period ended September 30,
                                                              2001                                               2000
                                                  --------------------------------------------------------------------------------
                                                    Average                        Yield/      Average        Yield/
                                                    Balance         Interest       Rate        Balance        Interest      Rate
                                                  --------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Interest-Earning Assets:

Cash and cash equivalents(1)                      $   37,109      $    1,345        4.83%     $   15,001      $    732       6.51%
Investment securities available for sale             394,164          19,770        6.69         289,265        15,174       6.99
Investment securities held to maturity                 7,506             325        5.77           5,435           237       5.81
Mortgage-backed securities held for trading          108,557           5,117        6.28          20,706           891       5.74
Mortgage-backed securities available for sale      1,114,739          54,343        6.50         702,921        32,903       6.24
Mortgage-backed securities held to maturity           29,049           1,301        5.97          21,847         1,040       6.35
Loans receivable, net (2)                          1,866,557         114,292        8.16       1,849,630       119,115       8.59
FHLB of New York Stock                                49,933           2,243        5.99          37,287         1,803       6.45
                                                  --------------------------------------------------------------------------------

Total interest-earning assets                      3,607,614      $  198,736        7.35%      2,942,092      $171,895       7.79%
                                                  --------------------------------------------------------------------------------

Non-interest-earning assets                          301,599                                     236,340
                                                  --------------------------------------------------------------------------------

Total assets                                      $3,909,213                                  $3,178,432
                                                  ================================================================================

Interest-Bearing Liabilities:

Deposits                                          $1,773,775      $   67,937        5.11%     $1,465,850      $ 57,496       5.23%
Securities sold under agreements to
   repurchase (3)                                    973,255          36,717        5.03         747,268        35,597       6.35
Notes payable                                        231,468           8,545        4.92         193,342         8,972       6.19
Other borrowings(4)                                  446,538          18,053        5.39         432,248        20,459       6.31
                                                  --------------------------------------------------------------------------------

Total interest-bearing liabilities                 3,425,036      $  131,252        5.11%      2,838,708      $122,524       5.75%
                                                  --------------------------------------------------------------------------------

Non-interest-bearing liabilities                      96,956                                      59,372
                                                  --------------------------------------------------------------------------------

Total liabilities                                  3,521,992                                   2,898,080
                                                  --------------------------------------------------------------------------------

Stockholders' equity                                 387,221                                     280,352
                                                  --------------------------------------------------------------------------------

Total liabilities and stockholders' equity        $3,909,213                                  $3,178,432
                                                  ================================================================================

Net interest income; interest rate spread (5)                     $   67,484        2.24%                     $ 49,371       2.04%
                                                                  ----------------------                      --------------------

Net interest margin                                                                 2.49%                                    2.24%
                                                                               ---------                                    ------

Average interest-earning assets to average
   interest-bearing liabilities                                                   105.33%                                  103.64%
                                                                               ---------                                   -------

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

                                                                                         At or for the three months ended
                                                                                                   September 30,
                                                                                       ------------------------------------
                                                                                           2001                    2000
                                                                                       ------------            ------------
                                                                                              (Dollars in Thousands)
Composition of Servicing Portfolio at period end:
   GNMA                                                                                $  2,958,985            $  3,004,759
   FNMA/FHLMC                                                                             2,337,570               1,715,331
   Other mortgage loans (3)                                                               1,808,222               1,810,896
                                                                                       ------------            ------------
Total servicing portfolio (3)                                                          $  7,104,777            $  6,530,986
                                                                                       ============            ============

Activity in the Servicing Portfolio:
  Beginning servicing portfolio                                                        $  6,634,059            $  6,177,511
  Add: Loan originations and purchases                                                    1,415,853                 937,852
         Servicing of portfolio loans acquired                                                3,837                  31,404
  Less: Sale of servicing rights(1)                                                        (164,875)               (171,578)
         Run-offs(2)                                                                       (784,097)               (444,203)
                                                                                       ------------            ------------
  Ending servicing portfolio(3)                                                        $  7,104,777            $  6,530,986
                                                                                       ============            ============
  Number of loans serviced                                                                  113,181                 110,192
  Average loan size                                                                    $         63            $         59
  Average servicing fee rate                                                                  0.501%                  0.480%

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