Form 10-K
period 2001-12-31
R&G FINANCIAL CORP
filed 2002-04-01
CIK 1016933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No.: 0-21137

                            R&G FINANCIAL CORPORATION

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Puerto Rico                                    66-0532217
-----------------------------------           ---------------------------------
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)             Identification Number)

   280 Jesus T. Pinero Avenue
 Hato Rey, San Juan, Puerto Rico                            00918
-----------------------------------           ---------------------------------
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2002, the aggregate value of the 14,325,461 shares of Class B Common Stock of the Registrant issued and outstanding on such date, which excludes 919,461 shares held by all directors and officers of the Registrant as a group, was approximately $300.8 million. This figure is based on the last known trade price of $21.00 per share of the Registrant's Class B Common Stock on February 28, 2002.

Number of shares of Class B Common Stock outstanding as of February 28, 2002:
15,244,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated into Parts II and IV.
(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                     PART I

ITEM 1:  BUSINESS

                                     GENERAL

THE COMPANY

         R&G Financial is a Puerto Rico chartered, financial holding company that operates R&G Mortgage Corp., the second largest mortgage company in Puerto Rico, and R-G Premier Bank, a Puerto Rico commercial bank. Through R&G Mortgage, we also operate The Mortgage Store of Puerto Rico, Inc., a Puerto Rico mortgage company, and through R-G Premier Bank, the Company operates Continental Capital Corp., a Huntington Station, New York mortgage banking company. The Company operates Home & Property Insurance Corp., a Puerto Rico insurance agency, and R-G Investments Corporation, a licensed broker-dealer.

         In December 2001, R&G Financial, and its wholly owned subsidiary R&G Acquisition Holdings Corporation, a Florida corporation, entered into a definitive merger agreement pursuant to which the new subsidiary will acquire The Crown Group, Inc., a Florida corporation, and its wholly-owned savings bank subsidiary, Crown Bank, a Federal Savings Bank, hereinafter collectively referred to as "Crown." Crown, which had total assets of $638 million, total deposits of $404 million and stockholders' equity of $69 million as of December 31, 2001, operates in the Tampa-St. Petersburg-Clearwater and Orlando metropolitan areas through 14 full-service offices.

         The Orlando market is one of the fastest growing markets in Florida, both generally and for Hispanics in particular, and provides the Company with what management believes is a cost effective way to access the Hispanic markets in the United States, while providing a strong platform for further expansion in Florida. Crown's balance sheet is complimentary to that of the Company and is predominantly secured by real estate. In addition, the acquisition will allow the Company to access lower cost funding in Florida as compared to Puerto Rico. For the quarter ended September 30, 2001, Crown's cost of deposits was 4.26% as compared to the Company's cost of deposits of 4.75% as of such date.

         Under the terms of the merger agreement, holders of Crown common stock will receive an aggregate of $100.0 million in cash. The acquisition, which is expected to be accretive to the Company's earnings per share in 2002, is expected to close during the second quarter of 2002, pending the receipt of all requisite regulatory approvals and the approval of Crown's shareholders.

         The Company is currently in its 30th year of operations and operates its business through its subsidiaries. The Company is primarily engaged in a range of real estate secured lending activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the securitization and sale of various mortgage-backed and related securities and the holding and financing of mortgage loans and mortgage-backed and related securities for sale or investment and the purchase and sale of servicing rights associated with such mortgage loans. The Company is also engaged in providing a full range of banking services, including commercial banking services, corporate real estate and business lending, residential construction lending, consumer lending and credit cards, offering a diversified range of deposit products and, to a lesser extent, trust and investment services through its private banking department and its broker-dealer.

         The Company was organized in 1972 as R&G Mortgage Corp. and completed its initial public offering in 1996, following its reorganization as a bank holding company. As of December 31, 2001, the Company had total assets of $4.7 billion, total deposits of $2.1 billion and stockholders' equity of $459.1 million. At December 31, 2001, the Company operated 65 branch offices (36 mortgage offices in Puerto

Rico, 4 mortgage offices in the United States and 25 bank branches, mainly located in the northeastern section of Puerto Rico).

         The Company has generally sought to achieve long-term financial strength and profitability by increasing the amount and stability of its net interest income and non-interest income. The Company has sought to implement this strategy by: (1) emphasizing the growth of its mortgage banking activities, including the origination and sale of mortgage loans, and growing its loan servicing operation; (2) expanding its retail banking franchise in order to achieve increased market presence and to increase core deposits; (3) enhancing its net interest income by increasing its loans held for investment, particularly single-family residential loans, and investment securities; (4) developing new business relationships through an increased emphasis on commercial real estate and commercial business lending; (5) diversifying its retail products and services, including an increase in consumer loan originations; (6) meeting the banking needs of its customers through, among other things, the offering of trust and investment services and insurance products; (7) expanding its operations in the United States; and, (8) emphasizing controlled growth, while pursuing a variety of acquisition opportunities when appropriate.

         The senior management of the Company is comprised of five executives with an average of over 27 years of experience in the financial services industry. Victor J. Galan is the Company's Chairman and Chief Executive Officer, positions he has held since the Company's incorporation in 1996. Mr. Galan is also the founder and Chairman of R&G Mortgage, a position he has held since 1972. During 2001, the Company promoted Ramon Prats, Company's Vice Chairman, to the office of President. Mr. Prats formerly was Executive Vice President of R&G Mortgage, a position he held since 1980. Joseph R. Sandoval has been the Company's Chief Financial Officer since 1997. Previously, Mr. Sandoval was an accountant with a predecessor to PriceWaterhouseCoopers LLP. Mario Ruiz has been with R&G Financial subsidiaries since 1990 and is presently Executive Vice President of R-G Premier Bank. Mr. Ruiz previously served in various capacities for R&G Mortgage and The Mortgage Store of Puerto Rico, Inc. Steven Velez has been with R&G Mortgage since 1989 and is presently Executive Vice President of R&G Mortgage.

         The Company's principal executive offices are located at 280 Jesus T. Pinero Avenue, San Juan, Puerto Rico 00918 and the Company's telephone number is
(787) 758-2424.

R&G MORTGAGE

         Originations. R&G Mortgage is primarily engaged in the business of originating first and second mortgage loans on single-family residential properties secured by real estate. R&G Mortgage also originates residential mortgage loans through The Mortgage Store of Puerto Rico, Inc., its wholly-owned subsidiary. Pursuant to agreements entered into between R&G Mortgage and R-G Premier Bank, non-conforming conventional single-family residential loans and consumer loans secured by real estate are also originated by R&G Mortgage for portfolio retention by R-G Premier Bank. R-G Premier Bank retains the nonconforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size (in the case of "jumbo" loans) or other underwriting technicalities at the time of origination. Jumbo loans may be packaged and sold in the secondary market, while loans with underwriting technicalities may be cured through payment experience and subsequently sold. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 2001, 2000 and 1999, R&G Financial originated a total of $1.8 billion, $1.1 billion and $1.1 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for R-G Premier Bank of $664.8 million, $451.4 million and $437.1 million during the years ended December 31, 2001, 2000 and 1999, respectively, or 36%, 43% and 41%, respectively, of total originations. The loans originated by R&G Mortgage for R-G Premier Bank are comprised primarily of conventional residential loans and, to a lesser extent, residential construction loans and consumer loans secured by real estate.

         Servicing. R&G Financial's servicing portfolio has grown significantly over the past several years. At December 31, 2001, R&G Financial's servicing portfolio totaled $7.2 billion and consisted of a total of 113,070 loans. These amounts include R&G Mortgage's servicing portfolio, totaling $6.7 billion, and Continental's servicing portfolio, totaling $485.0 million, at December 31, 2001. At December 31, 2001, R&G Financial's servicing portfolio included $1.0 billion of loans serviced for R-G Premier Bank, or 14.4% of the total servicing portfolio. Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single-family residences. R&G Mortgage generally retains the servicing function with respect to the loans which have been securitized and sold. Most of R&G Financial's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

         Securitizations. R&G Mortgage pools Federal Housing Administration, the "FHA," and Veterans Administration, the "VA," loans into mortgage-backed securities which are guaranteed by the Government National Mortgage Association, the "GNMA." These securities are sold to securities broker-dealers and other investors in Puerto Rico. Conventional loans may either be sold directly to agencies such as the Federal National Mortgage Association, the "FNMA," and the Federal Home Loan Mortgage Corporation, the "FHLMC," or to private investors, or may be pooled into FNMA or FHLMC mortgage-backed securities, which are generally sold to investors. During the years ended December 31, 2001, 2000 and 1999, R&G Financial sold $1.1 billion, $637.8 million and $721.0 million of loans, respectively, as part of its mortgage banking activities, which includes loans securitized and sold, but does not include loans originated for R-G Premier Bank or loans securitized for other institutions.

R-G PREMIER BANK

         General. R-G Premier Bank's principal business consists of holding deposits from the general public and tax-advantaged funds from eligible Puerto Rico corporations and using them, together with funds obtained from other sources, to originate and purchase loans secured primarily by residential real estate in Puerto Rico, and to purchase mortgage-backed and other securities. R-G Premier Bank also is engaged in the business of originating FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (one-to-four family) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through its wholly-owned subsidiary, Continental Capital Corp. To a lesser extent, but with increasing emphasis over the past few years, R-G Premier Bank also originates construction loans and loans secured by commercial real estate, as well as consumer and personal loans and commercial business loans. Such loans offer higher yields, are generally for shorter terms and offer R-G Premier Bank an opportunity to provide a greater range of financial services to its customers, R-G Premier Bank also offers trust services through its trust department.

         Residential loans. At December 31, 2001, R&G Financial's loans receivable, net, totaled $1.8 billion, which represented 38.6% of R&G Financial's $4.7 billion of total assets. At such date, all but $665,000 of R&G Financial's loans receivable were held by R-G Premier Bank. R-G Premier Bank's loan portfolio has historically been concentrated in loans secured by first mortgage liens on existing single-family residences. At December 31, 2001, $1.0 billion, or 52.6% of R&G Financial's total loans held for investment, consisted of such loans, of which all but $1.2 million consisted of conventional loans.

         Construction loans. R-G Premier Bank has been active in originating loans to construct single-family residences. At December 31, 2001, retail construction loans amounted to $50.8 million, or 2.7% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $221.5 million in the aggregate, or 11.6% of total loans held for investment. R-G Premier Bank intends to continue to increase its involvement in single-family residential construction lending. Such loans afford R-G Premier Bank the opportunity to increase the interest rate sensitivity of its loan portfolio.

         Commercial loans. R-G Premier Bank also originates mortgage loans secured by commercial real estate, primarily office buildings, retail stores, warehouses and general purpose industrial space. At December 31, 2001, $327.9 million, or 17.1% of R&G Financial's total loans held for investment, consisted of such loans. As of such date, R-G Premier Bank's commercial real estate loan portfolio consisted of approximately 1,202 loans with an average principal balance of $273,000. Finally, R-G Premier Bank also offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premium loans and loans guaranteed by the Small Business Administration and various consumer loans. At December 31, 2001, consumer loans, which are primarily secured by real estate, amounted to $181.2 million, or 9.5% of total loans held for investment, and commercial business loans amounted to $92.2 million, or 4.8% of total loans held for investment.

REGULATION

         We operate our businesses under a variety of federal, state and Puerto Rico laws and rules. As a financial holding company, we are subject to the rules of the Board of Governors of the Federal Reserve System and Office of the Puerto Rico Commissioner of Financial Institutions, the "OCFI" Among other things, we are required to meet minimum capital requirements, and our activities are limited to those that are determined to be financial in nature or incidental or complimentary to a financial activity.

         R&G Mortgage's mortgage banking business is subject to the rules of the FHA, VA, GNMA, FNMA, FHLMC, Department of Housing and Urban Development, OCFI and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Among other things, these rules prohibit discrimination, establish underwriting guidelines, require credit reports, fix maximum loan amounts and, in some cases, fix maximum interest rates.

         R-G Premier Bank is subject to the rules of the OCFI and the Federal Deposit Insurance Corporation, or "FDIC." Among other things, R-G Premier Bank is subject to requirements on the type and amount of credit it may extend to its affiliates, including a requirement that most of such credit be fully secured, and if there were any "liquidation or other resolution" of R-G Premier Bank, deposits and administrative expenses would be afforded a priority over general unsecured claims. In addition, the FDIC is required to take "prompt corrective action" if R-G Premier Bank does not meet minimum capital requirements. The FDIC has established five capital tiers to implement this requirement, from "well capitalized" to "critically undercapitalized." A bank's capital tier will depend on various capital measures and other qualitative factors and will subject it to specific requirements. As of December 31, 2001, R-G Premier Bank met the capital measures for being "well capitalized" under the FDIC's regulations.

                           MORTGAGE BANKING ACTIVITIES

         Loan Originations, Purchases and Sales. During the years ended December 31, 2001, 2000 and 1999, R&G Financial originated a total of $1.8 billion, $1.1 billion and $1.1 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for the Bank of $664.8 million, $451.4 million and $437.1 million during the years ended December 31, 2001, 2000 and 1999, respectively of such originations, or 36%, 43% and 41% respectively, of total originations. The loans originated by R&G Mortgage for the Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans secured by real estate.

         R&G Financial is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans which are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 2001, 2000 and 1999, R&G Financial originated $482.7 million, $307.1 million and

$288.8 million, respectively, of FHA/VA loans, which represented 26.4%, 29.2% and 27.3% respectively, of total loans originated during such respective periods.

         R&G Financial also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 2001, 2000 and 1999, R&G Financial originated $1.3 billion, $699.7 million and $738.6 million, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market, while substantially all non-conforming conventional single-family residential loans are originated by R&G Mortgage on behalf of the Bank and either held by the Bank in its portfolio or subsequently securitized by R&G Mortgage and sold in the secondary market. All non-conforming conventional loans originated by R&G Mortgage through The Mortgage Store are held by The Mortgage Store in its portfolio or subsequently sold in the secondary market.

         Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 2001, 2000 and 1999, non-conforming conventional loans represented approximately 48%, 53% and 52%, respectively, of R&G Financial's total volume of mortgage loans originated, substantially all of which were originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 2001, 2000 and 1999, 94.1%, 83.8% and 86.6% of loans originated by R&G Mortgage on behalf of the Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of the Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and the Bank. See "- Lending Activities of the Bank - Origination, Purchase and Sale of Loans."

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

         R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage's strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market is generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $29.3 million, $145.9 million and $307.8 million of loans from third parties during the years ended December 31, 2001, 2000 and 1999, respectively.

         The following table sets forth loan originations, purchases and sales from its mortgage banking business by R&G Financial for the periods indicated.

                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                       2001             2000              1999
                                                                      --------        --------         --------
                                                                               (Dollars in Thousands)
Loans Originated For the Bank:
  Conventional loans(1):
     Number of loans.......................................           $  6,355             4,929            5,067
     Volume of loans.......................................           $655,151          $407,461         $404,886
  FHA/VA loans:
     Number of loans.......................................                 --                --               --
     Volume of loans.......................................                 --                --               --
  Consumer loans(2):
     Number of loans.......................................                485             1,807            1,499
     Volume of loans.......................................             $9,658           $43,943          $32,219
  Total loans:
     Number of loans.......................................              6,840             6,736            6,566
     Volume of loans.......................................           $664,809          $451,404         $437,105
     Percent of total volume...............................                 36%               38%              32%

Loans Originated For Third Parties:
  Conventional loans(1):
     Number of loans.......................................              6,791             3,377            4,882
     Volume of loans.......................................           $679,190          $292,283         $333,673
  FHA/VA loans:
     Number of loans.......................................              4,823             3,241            3,315
     Volume of loans.......................................           $482,721          $307,128         $288,752
  Total loans:
     Number of loans.......................................             11,614             6,618            8,197
     Volume of loans.......................................         $1,161,911          $599,411         $622,425
     Percent of total volume...............................                 63%               50%              46%
                                                                    ----------          --------         --------
         Total loan originations                                    $1,826,720        $1,050,815       $1,059,530
                                                                    ==========        ==========       ==========
Loans Purchased For R&G Mortgage:
     Number of loans (3)...................................                371             1,627            3,418
     Volume of loans.......................................            $29,342          $145,881         $307,819
     Percent of total volume...............................                  1%              12%              22%
                                                                    ----------          --------         --------
         Total loan originations and purchases                      $1,856,062        $1,196,696       $1,367,349
                                                                    ==========        ==========       ==========

GNMA Pools Purchased for R&G Mortgage:
     Volume of loans                                                        --                --          $22,487

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      2001             2000              1999
                                                                  ----------         --------          ----------
                                                                              (Dollars in Thousands)
Loans Sold To Third Parties(4):
  Conventional loans(1):
     Number of loans.......................................            6,124            3,937             6,511
     Volume of loans.......................................         $603,542         $332,930          $470,443
  FHA/VA loans:
     Number of loans.......................................            3,365            4,167             4,255
     Volume of loans.......................................         $513,366         $367,868          $373,730
  Total loans:
     Number of loans.......................................            9,489            8,104             9,434
     Volume of loans.......................................       $1,116,908         $700,798          $844,173(3)
     Percent of total volume...............................               61%              59%               62%
                                                                  ----------         --------          ----------

Adjustments:
  Loans originated for the Bank............................       $ (664,809)       $(451,404)        $(437,105)
  Loan amortization........................................          (31,802)         (18,544)          (38,863)
                                                                  ----------         --------          ----------

Increase in loans held for sale............................       $   42,543        $  25,950           $69,695
                                                                  ==========        =========         =========

Average Initial Loan Origination Balance:
  The Bank:
     Conventional loans(1).................................             $103              $83               $80
     FHA/VA loans..........................................               --               --                --
  Third Parties:
     Conventional loans(1).................................             $100              $87               $68
     FHA/VA loans..........................................              100               95                87
  Total
     Conventional loans(1).................................             $102              $84               $74
     FHA/VA loans..........................................              100               95                87
Refinancings(5):
  The Bank.................................................               57%              56%               72%
  Third Parties............................................               50%              29%               49%

---------------------

(1)      Includes non-conforming loans.
(2)      All of such loans were secured by real estate.
(3) Includes $27.1 million, $63.0 million and $123.2 million of loans purchased from another institution, and securitized and sold to the same financial institution during 2001, 2000 and 1999, respectively.
(4)      Includes loans converted into mortgage-backed securities.
(5) As a percent of the total dollar volume of mortgage loans originated by R&G Mortgage for the Bank (excluding consumer loans) or third parties, as the case may be. In the case of the Bank, refinancings do not necessarily represent refinancings of loans previously held by the Bank.

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

         R&G Financial customarily sells most of the loans that it originates, except for those originated on behalf of the Bank pursuant to a Master Production Agreement with R&G Mortgage. See "-Lending Activities of the Bank - Origination, Purchases and Sales of Loans." The loans originated by R&G Mortgage (including FHA loans, VA loans and conventional loans) are secured by real property located in Puerto Rico. During the years ended December 31, 2001, 2000 and 1999, R&G Financial sold $1.1 billion, $637.8 million and $721.0 million of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of the Bank or loans securitized for other institutions. With respect to such loan sales, $375.1 million or 33.6%, $270.8 million or 42.5% and $271.9 million or 37.7% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for GNMA serial notes) by R&G Mortgage. These securities were sold through the Bank's Trust Department or indirectly through securities broker-dealers.

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

         Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called "non-conforming loans") are generally originated on behalf of the Bank by R&G Mortgage and either retained in the Bank's portfolio, sold to financial institutions or other private investors or securitized into "private label" CMOs through grantor trusts or other mortgage conduits and sold through securities broker-dealers. Non-conforming loans consist of jumbo loans or loans that do not satisfy all requirements of FNMA, FHLMC and GNMA at the time of origination of the loan (such as missing tax returns, slightly higher loan-to-value ratios, etc.). R&G Mortgage and the Bank have made no sales of CMOs in securitization transactions during the last three fiscal years. When such transactions were made, either the Bank or R&G Mortgage retained the residual certificates issued by the respective trusts as well as the subordinate certificates issued in such transactions. As of December 31, 2001, R&G Mortgage held residual certificates issued in CMO transactions involving R&G Mortgage and the Bank with a fair value of $3.2 million. In addition, the Bank held CMO subordinated certificates and residual certificates from one of its issues with a fair value of $7.6 million at December 31, 2001. See "- Investment Activities."

         While R&G Financial's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. As of December 31, 2001, R&G Financial had reserves for possible losses related to its recourse obligations of $1.3 million. At December 31, 2001, R&G Mortgage had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $552.4 million, as compared to $680.5 million and $646.3 million as of December 31, 2000 and 1999, respectively. Of the recourse loans existing at December 31, 2001, approximately $260.0 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $292.4 million in principal amount consisted of non-conforming loans sold to other private investors.

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

         R&G Financial's servicing portfolio has grown significantly over the past several years. At December 31, 2001, R&G Financial's servicing portfolio totaled $7.2 billion and consisted of a total of 113,070 loans. These amounts include R&G Mortgage's servicing portfolio totaling $6.7 billion and Continental's servicing portfolio totaling $485.0 million at December 31, 2001. At December 31, 2001, R&G Financial's servicing portfolio included $1.0 billion of loans serviced for the Bank or 14.4% of the total servicing portfolio. Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences. Most of R&G Financial's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

         R&G Mortgage services loans held in the Bank's loan portfolio (including single-family residential loans retained by the Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. Once loans are sold, the Bank retains the servicing rights to such loans; R&G Mortgage continues to service the loans on behalf of the Bank. The Bank pays R&G Mortgage servicing fees with respect to the loans serviced by R&G Mortgage on behalf of the Bank. In addition, the Bank processes payments of all loans originated by R&G Mortgage on behalf of the Bank. In connection therewith, R&G Mortgage pays the Bank a fee equal to between $0.50 and $1.00 per loan. See "- Regulation - R&G Financial - Limitations on Transactions with Affiliates."

         R&G Financial's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, R&G Financial may sell mortgage loan servicing rights from time to time.

         The following table sets forth certain information regarding the total loan servicing portfolio of R&G Financial for the periods indicated.


                                                                              Year Ended December 31,
                                                                ----------------------------------------------------
                                                                      2001             2000              1999
                                                                  ----------       ----------        ----------
                                                                              (Dollars in Thousands)

Composition of Servicing Portfolio at End of
Period:
  Conventional and other mortgage loans(1).................       $4,070,074       $3,447,383        $3,095,920
  FHA/VA loans.............................................        3,154,497        3,186,676         3,081,590
                                                                  ----------       ----------        ----------
     Total servicing portfolio(2)..........................       $7,224,571       $6,634,059        $6,177,511
                                                                  ==========       ==========        ==========

Activity in the Servicing Portfolio:
  Beginning servicing portfolio............................       $6,634,059       $6,177,511        $4,827,798
  Add:  Loan originations and purchases....................        1,887,582        1,280,898         1,610,945
        Servicing of portfolio loans acquired (3)..........            4,936           31,404           552,235(3)
  Less: Sale of servicing rights(4)........................         (211,603)        (213,959)          (55,515)
        Run-offs(5)........................................       (1,090,403)        (641,795)         (757,952)
                                                                  ----------       ----------        ----------
  Ending servicing portfolio...............................        7,224,571       $6,634,059        $6,177,511
                                                                  ==========       ==========        ==========

  Number of loans serviced(6)..............................          113,070          110,874           107,302
  Average loan size(6).....................................       $       64      $        60             $  58
  Average servicing fee rate(6)............................            0.499            0.483%            0.530%

-------------------

(1)      Includes non-conforming loans.
(2) At the dates shown, $1.0 billion, included $1.0 billion and $1.1 billion of loans serviced for the Bank, respectively, which constituted 14.4%, 15.6% and 17.3% of the total servicing portfolio, respectively.
(3) Includes $496.5 million related to the servicing portfolio acquired as part of the Company's acquisition of Continental in October 1999.
(4) Includes loans sold, servicing released, by Continental totaling $211.6 million, $172.9 million and $55.5 million in 2001, 2000 and 1999, respectively.
(5) Run-off refers to regular amortization of loans, prepayments and foreclosures.
(6) At December 31, 2001, R&G Mortgage was servicing 10,961 loans for the Bank with an average loan size of approximately $93,000 and at an average servicing rate of 0.20%. Amounts include late and other miscellaneous charges.

         The following table sets forth certain information at December 31, 2001 regarding the number of, and aggregate principal balance of, the mortgage loans serviced by R&G Financial for the Bank and for third parties at various mortgage interest rates.


                                                                 At December 31, 2001
                          --------------------------------------------------------------------------------------------------
                                Loans Serviced                      Loans Serviced                       Total Loans
                                 for the Bank                     for Third Parties                        Serviced
                          ---------------------------        ---------------------------         ---------------------------
                          Number of         Aggregate        Number of         Aggregate         Number of        Aggregate
                            Loans           Principal          Loans           Principal           Loans          Principal
                                             Balance                            Balance                            Balance
                          ----------       -----------       ----------        ---------          ---------       ----------
                            (Dollars in Thousands)              (Dollars in Thousands)             (Dollars in Thousands)

Mortgage Interest
Rate
Less than 7.00%            1,078            $  125,014        14,150          $1,032,507             15,228       $1,157,521
7.00% - 7.49%              3,835               405,236        21,049           1,505,293             24,884        1,910,529
7.50% - 7.99%              2,745               264,189        26,115           1,667,009             28,860        1,931,198
8.00% - 8.49%              1,180               115,293        14,321             847,886             15,501          963,179
8.50% - 8.99%              1,053                80,153        13,725             674,940             14,778          755,093
9.00% - 9.49%                391                22,318         4,660             195,512              5,051          217,830
9.50% - 9.99%                400                14,739         3,700             108,893              4,100          123,632
10.00% - 10.49%              111                 4,605         1,293              45,029              1,404           49,634
10.50% - 10.99%              272                 8,199           867              28,318              1,139           36,517
11.00% or more               117                 3,577         2,008              75,861              2,125           79,438
                          ------            ----------       -------          ----------            -------       ----------
                          11,182            $1,043,323       101,888          $6,181,248            113,070       $7,224,571
                          ======            ==========       =======          ==========            =======       ==========

         The amount of principal prepayments on mortgage loans serviced by R&G Financial was $180.3 million, $176.3 million and $162.6 million for the years ended December 31, 2001, 2000 and 1999 respectively. This represented approximately 2.5%, 2.7% and 2.6% of the aggregate principal amount of mortgage loans serviced during such periods. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Financial to continue to increase the size of its servicing portfolio even in times of high prepayments.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 2001, 2000 and 1999, the monthly average amount of funds advanced by R&G Financial under such servicing agreements was $7.4 million, $5.8 million and $5.5 million, respectively. Funds advanced by R&G Financial pursuant to these arrangements are generally recovered by R&G Financial within 30 days.

         In connection with its loan servicing activities, R&G Financial holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services.

         At December 31, 2001, R&G Financial held $106.7 million of such escrow funds, $101.9 million of which were deposited in the Bank and $4.8 million of which were deposited with other financial institutions. The escrow funds deposited with the Bank lower its overall cost of funds and is a means of compensating it for processing mortgages checks received by R&G Mortgage, while the escrow funds deposited with other financial institutions serve as part of R&G Financial's compensating balances which permit the Company to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See "- Sources of Funds - Borrowings."

         The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 2001, R&G Financial was servicing mortgage loans with an aggregate principal amount of $552.4 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

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

         The market value of, and earnings from, R&G Financial's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, income generated from the Company's mortgage loan servicing portfolio may also decline. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected. See Note 1 to R&G Financial's Notes to Consolidated Financial Statements for a discussion of SFAS No. 140 and the treatment of servicing rights, incorporated by reference into Item 8 hereof.

         Mortgage Loan Delinquencies and Foreclosures. The following table shows the delinquency statistics for R&G Mortgage's servicing portfolio at the dates indicated.

                                                              Year Ended December 31,
                                       -----------------------------------------------------------------------------
                                                2001                       2000                       1999
                                                    Percent of                 Percent of                 Percent of
                                       Number of-   Servicing     Number of    Servicing     Number of    Servicing
                                          Loans       Loans        Loans       Portfolio       Loans      Portfolio
                                       ----------   ---------     ---------    ---------     ---------    ---------
Loans delinquent for:
   30-59 days....................           5,995        5.30%       5,336        4.81%         5,334        4.97%
   60-89 days....................           1,746        1.54        1,547        1.40          1,559        1.45
   90 days or more...............           2,678        2.37        2,300        2.07          2,109        1.97
                                       ----------   ---------     --------     -------       --------     -------
     Total delinquencies(1)......          10,419        9.21%       9,183        8.28%         9,002        8.39%
                                       ==========   =========     ========     =======       ========     =======
Foreclosures pending(2)..........           2,056        1.82%       1,845        1.66%         1,262        1.18%
                                       ==========   =========     ========     =======       ========     =======

--------------------

(1) Includes at December 31, 2001 an aggregate of $112.5 million of delinquent loans serviced by R&G Mortgage for the Bank, or 1.56% of the total servicing portfolio and $21.3 million of delinquent loans held in R&G Mortgage's own portfolio.

(2) At December 31, 2001, the Bank had foreclosures pending on $28.1 million of loans being serviced by R&G Mortgage, which constituted 0.39% of the servicing portfolio. R&G Mortgage had foreclosures pending on $4.8 million of loans it is servicing for its own portfolio at December 31, 2001.

         While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures ("REO") related to R&G Mortgage's mortgage banking business arise primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 2001, 2000 and 1999, R&G Mortgage held REO with a book value of approximately $2.8 million, $1.3 million and $128,000 respectively. Sales of REO resulted in losses to R&G Mortgage of $442,000 during the year ended December 31, 2001, and gains of $168,000 and $209,000 for the years ended December 31, 2000 and 1999, respectively. There is no liquid secondary market for the sale of R&G Mortgage's REO.

         With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 2001. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 2001, 2000 and 1999, total expenses related to FHA or VA loans foreclosed amounted to $337,000, $235,000 and $35,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recouped. Such nonrecouped expenses have to date been immaterial.

         Any significant adverse economic developments in Puerto Rico could result in an increase in defaults or delinquencies on mortgage loans that are serviced by R&G Mortgage or held by R&G Mortgage pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans.

                   LENDING ACTIVITIES FROM BANKING OPERATIONS

         General. At December 31, 2001, R&G Financial's loans receivable, net totaled $1.8 billion, which represented 38.6% of R&G Financial's $4.7 billion of total assets. At December 31, 2001, all but $665,000 of R&G Financial's loans receivable were held by the Bank. The principal category of loans in R&G Financial's portfolio are conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 2001, all but $1.2 million of R&G Financial's first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial's loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

         Loan Portfolio Composition. The following table sets forth the composition of R&G Financial's loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held in the Bank's loan portfolio.

                                                                            December 31,
                                               ---------------------------------------------------------------------
                                                       2001                     2000                     1999
                                               --------------------      -------------------      ------------------
                                                Amount      Percent      Amount      Percent      Amount     Percent
                                                ------      -------      ------      -------      ------     -------
                                                                          (Dollars in Thousands)
Residential real estate - first
   mortgage...............................    $ 1,006,073     52.59%   $1,005,033      58.43%   $1,099,843     68.47%
Residential real estate - second
   mortgage...............................         33,321      1.74        27,419       1.59        13,029      0.81
Retail construction.......................         50,767      2.65        47,698       2.77        38,950      2.42
Commercial construction and land
   acquisition(2).........................        221,537     11.58       137,640       8.00        61,037      3.80
Commercial real estate....................        327,891     17.14       270,459      15.72       204,155     12.71
Commercial business.......................         92,157      4.82        59,120       3.44        54,231      3.38
Consumer loans:
   Loans secured by deposits..............         26,176      1.37        26,926       1.57        20,539      1.28
   Real estate secured consumer loans.....         83,509      4.37       100,357       5.83        76,944      4.79
   Unsecured consumer loans...............         71,507      3.74        45,563       2.65        37,653      2.34
                                              -----------     -----    ----------      -----    ----------     -----
     Total loans receivable...............      1,912,938       100%    1,720,615        100%    1,606,381       100%
                                              -----------     -----    ----------      -----    ----------     -----
Less:
   Allowance for loan losses..............        (17,428)                (11,600)                  (8,971)
   Loans in process.......................        (92,935)                (78,163)                 (33,526)
   Deferred loan fees.....................             20                     909                     (437)
   Unearned interest......................           (207)                    (85)                    (440)
                                              -----------              ----------               ----------
                                                 (110,550)                (88,939)                 (43,374)
                                              -----------              ----------               ----------
   Loans receivable, net(3)...............    $ 1,802,388              $1,631,276               $1,563,007
                                              ===========              ==========               =========-


                                                                         December 31,
                                                 ------------------------------------ --------------------------------
                                                             1998                                 1997
                                                 -----------------------------        --------------------------------
                                                 Amount                Percent        Amount                   Percent
                                                 ------                -------        ------                   -------
Residential real  estate - first
   mortgage                                  $   735,795               66.87%         $ 476,729(1)               61.25%
Residential real estate - second
   mortgage                                       18,634                1.69             17,831                   2.29
Retail construction                               23,280                2.12             13,367                   1.72
Commercial construction and land
   acquisition(2)                                 15,353                1.39              5,785                   0.74
Commercial real estate                           117,151               10.65             81,722                  10.50
Commercial business                               46,532                4.23             39,128                   5.03
Consumer loans:
   Loans secured by deposits                      17,225                1.56             12,472                   1.60
   Real estate secured consumer loans             85,055                7.73             81,252                  10.44
   Unsecured consumer loans                       41,381                3.76             50,103                   6.43
                                             -----------             -------          ---------               --------
     Total loans receivable                    1,100,406              100.00%           778,389                 100.00%
                                             -----------             -------          ---------               --------
Less:
   Allowance for loan losses                     (8,055)                                  6,772)
   Loans in process                              (18,170)                                (6,218)
   Deferred loan fees                               (166)                                   172
   Unearned interest                                (347)                                  (512)
                                             -----------                              ---------
                                                 (26,738)                                (13,330)
                                             -----------                              ---------
   Loans receivable, net(3)                  $ 1,073,668                              $  765,059
                                             ===========                              ==========

-----------

(1) Includes $33.9 million of residential real estate - first mortgage loans which are held by R&G Mortgage at December 31, 1997.
(2)      Includes $665,000, $1.2 million, $545,000, $249,000 and $682,000 of construction loans held by R&G Mortgage at December 31, 2001, 2000, 1999, 1998 and 1997, respectively
(3) Does not include mortgage loans held for sale of $236.4 million, $95.7 million, $77.3 million, $117.1 million and $46.9 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively, of R&G Mortgage, the Bank and/or Continental.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in R&G Financial's total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                                    Due 1-5        Due 5 or more
                                                                  years after       years after
                                                   Due 1 year     December 31,      December 31,
                                                    or less             2001             2001           Total(1)
                                                   ----------     -------------    ---------------     -----------
                                                                       (In Thousands)
Residential real estate........................    $    142          $  3,261         $1,035,991       $1,039,394
Retail construction............................      50,767                --                 --           50,767
Commercial real estate(2)......................     166,117           267,596            115,715          549,428
Commercial business............................      54,449            32,625              5,083           92,157
Consumer:
   Loans on savings............................      15,564            10,169                443           26,176
   Real estate secured consumer loans..........       2,300             7,942             73,267           83,509
   Unsecured consumer loans....................      32,433            30,695              8,379           71,507
                                                   --------          --------         ----------       ----------
Total(3).......................................    $321,772          $352,288         $1,238,878       $1,912,938
                                                   ========          ========         ==========       ==========

-----------------------

(1) Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.
(2) Includes $221.5 million of commercial construction and land acquisition loans.
(3)      Does not include mortgage loans held for sale.

         The following table sets forth the dollar amount of total loans due after one year from December 31, 2001, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                                    Floating or
                                                                   Fixed rate    adjustable-rate        Total
                                                                   ----------     ---------------      ---------
                                                                                  (In Thousands)
Residential real estate....................................        $1,039,394         $     --         $1,039,394
Retail construction........................................            50,765               --             50,767
Commercial real estate(1)..................................            94,476          454,952            549,428
Commercial business........................................            34,976           57,181             92,157
Consumer:
   Loans on savings........................................            26,176               --             26,176
   Real estate secured consumer loans......................            83,509               --             83,509
   Unsecured consumer loans................................            71,507               --             71,507
                                                                   ----------     ------------         ----------
Total......................................................        $1,400,805         $512,132         $1,912,938
                                                                   ==========     ============         ==========

---------------------

(1) Includes $221.5 million of commercial construction and land acquisition loans.

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


                                                                              Year Ended December 31,
                                                                  -----------------------------------------------
                                                                      2001               2000              1999
                                                                  ------------      -----------         ---------
                                                                              (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
   Residential mortgages...................................          $ 625,798        $ 378,398         $ 378,740
   Commercial mortgages....................................                 --               --                --
   Residential construction................................             29,353           29,063            26,146
   Consumer loans..........................................              9,658           43,943            32,219
                                                                  ------------      -----------         ---------
     Total loans originated by R&G Mortgage................            664,809          451,404           437,105
                                                                  ------------      -----------         ---------
Other loans originated:
   Commercial real estate..................................            213,215          150,329           175,803
   Commercial business.....................................             59,074           48,060            36,222
   Construction and development............................           171,026(1)        127,473            54,070
Consumer loans:
   Loans on deposit........................................             48,730           45,474            34,758
   Real estate secured consumer loans......................                 --               --                --
   Unsecured consumer loans................................             63,702           32,517            29,631
                                                                  ------------      -----------         ---------
     Total other loans originated..........................            555,747          403,853           330,484
                                                                  ------------      -----------         ---------
   Loans purchased.........................................             61,359          128,824           279,489
                                                                  ------------      -----------         ---------
     Total loans originated and purchased..................          1,281,915          984,081         1,047,078
                                                                  ------------      -----------         ---------
   Loans sold..............................................          (130,716)        (105,653)         (133,731)
   Loan participations sold................................           (52,886)               --          (19,200)
   Loan principal reductions...............................          (474,162)        (359,760)         (234,334)
                                                                  ------------      -----------         ---------
   Net increase before other items, net....................           624,151           518,668           659,813
                                                                  ------------      -----------         ---------
   Loans securitized and transferred to mortgage-backed
     securities............................................          (421,645)        (410,453)         (106,237)
                                                                  ------------      -----------         ---------
   Net increase in loan portfolio..........................       $   202,506       $   108,215         $ 553,576
                                                                  ============      ===========         =========

(1) Includes $34.6 million originated by Continental.


         R&G Financial, through the Bank, originates for both investment and sale mortgage loans secured by residential real estate (secured by both first and second mortgage liens) as well as construction loans (for residential real estate), commercial real estate loans, commercial business loans and consumer loans.

         R&G Mortgage assists the Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with the Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by the Bank. R&G Mortgage performs the foregoing loan origination services on behalf of the Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from the Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of the Bank. During the years ended December 31, 2001, 2000 and 1999, R&G Mortgage received $10.3 million, $8.1 million and $7.5 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of the Bank. These fees are eliminated in consolidation in R&G Financial's Consolidated Financial Statements. See "- Regulation - R&G Financial - Limitations on Transactions with Affiliates."

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

         The Bank also purchases conventional loans secured by first liens on single-family residential real estate from unrelated financial institutions. Such loan purchases are underwritten by the Bank pursuant to the same guidelines as direct loan originations. Loans purchased by the Bank are from time to time securitized by R&G Mortgage and sold by the Bank. During the years ended December 31, 2001, 2000 and 1999, the Bank purchased $61.4 million, $128.8 million and $279.5 million of loans, respectively.

         During the years ended December 31, 2001, 2000 and 1999, loans sold from banking operations were $130.7 million, $105.7 million and $133.7 million. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC.

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

         Single-Family Residential Real Estate Loans. The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 2001, $1.0 billion or 52.6% of R&G Financial's total loans held for investment consisted of such loans, of which all but $1.2 million consisted of conventional loans. The Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

         The Bank also originates loans secured by second mortgages on single-family residential properties. At December 31, 2001, $33.4 million or 1.7% of R&G Financial's total loans held for investment consisted of second mortgage loans on single-family residential properties. The Bank offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property's appraised value (including the first mortgage).

         Construction Loans. The Bank has been active in originating loans to construct single-family residences. These construction lending activities generally are conducted throughout Puerto Rico, although loans are concentrated in areas contiguous to Bank branches. At December 31, 2001, retail construction ("spot") loans amounted to $50.8 million or 2.7% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $221.5 million or 11.6% of total loans held for investment.

         The Bank offers "spot" loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Bank's construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Bank to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. Thereafter, the permanent loan is made at then market rates, provided that such rate shall not be more than 2% greater than the interim construction rate. R&G Mortgage's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Bank's construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 2001, the Bank's construction loan portfolio included 441 construction/permanent loans with an aggregate principal balance of $50.8 million.

         The Bank also originates construction loans to developers to develop single family residential properties. The Bank has organized a Construction Loan Department to work primarily with real estate developers. At December 31, 2001, the Bank had 20 residential construction loans outstanding to develop single-family residences with an aggregate principal balance of $145.2 million. Commitments for future funding approximate $61.3 million In addition, the Bank had 8 loans to develop commercial properties with an aggregate principal balance of $30.6 million. All loans are performing in accordance with their terms at December 31, 2001.

         In addition to the foregoing, at December 31, 2001, the Bank had 35 land acquisition loans with outstanding balances ranging from $81,000 to $10.7 million, and an aggregate balance of $35.7 million, which were made in connection with projects to construct single-family residences. The Bank and the financial institution which made the interim construction loan have entered into an agreement pursuant to which the Bank is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. The Bank expects to make the permanent construction loan on some of these projects. The Bank has also made a working capital/pre-development loan with an outstanding principal balance of $10 million at December 31, 2001 which is secured by land.

         The Bank intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Bank has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Bank has adopted underwriting guidelines which impose stringent loan-to-value (80% with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 2001, $871,000 of the Bank's retail construction loans were classified as non-performing. As of such date, no commercial construction or land acquisition loans were non-performing.

         Commercial Real Estate Loans. The Bank also originates mortgage loans secured by commercial real estate. At December 31, 2001, $327.9 million or 17.1% of R&G Financial's total loans held for investment consisted of such loans. As of such date, the Bank's commercial real estate loan portfolio consisted of approximately 1,202 loans with an average principal balance of $273,000. At December 31, 2001, $16.9 million of the Bank's commercial real estate loans were classified as nonperforming.

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

         Commercial Business Loans. The Bank offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Bank also generally obtains personal guarantees from the principals of the borrowers. At December 31, 2001, commercial business loans amounted to $92.2 million or 4.8% of total loans held for investment. Although the Bank has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

         Consumer Loans. The Bank originates real estate secured consumer loans. Such loans generally have shorter terms and higher interest rates than other mortgage loans. At December 31, 2001, $181.2 million or 9.5% of the Bank's total loans held for investment consisted of consumer loans. This amount is comprised mostly of real estate secured consumer loans (which are originated by R&G Mortgage), but the Bank also offers loans secured by deposit accounts, credit card loans and other secured and unsecured consumer loans. Most of the Bank's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although the Bank has begun to increase its emphasis on collateralized consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $26.2 million at December 31, 2001. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The Bank offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Real estate secured consumer loans have a maximum term of 10 years, which may be extended within the sole discretion of the Bank, and an interest rate which is set at a fixed rate based on market conditions. The Bank secures the loan with a first or second mortgage on the property, including loans where another institution holds the first mortgage. At December 31, 2001, real estate secured consumer loans totaled $83.5 million. At December 31, 2001, credit card receivables totaled $27.9 million.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. At December 31, 2001, $6.1 million of consumer loans were classified as non-performing, of which $5.8 million were secured by real estate.

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


                                                                                  December 31,
                                                       ---------------------------------------------------------------
                                                        2001          2000          1999          1998          1997
                                                       -------       -------       -------       -------       -------
                                                                              (Dollars in Thousands)
Non-accruing loans:
   Residential real estate(1).....................     $50,358       $79,234       $47,413       $32,973       $21,619
   Residential construction.......................         871           487           478           441           368
   Commercial real estate.........................      16,945        11,881         9,005         6,463         6,000
   Commercial business............................       3,105         1,414         1,255         3,224           765
   Consumer unsecured.............................         303         1,186           802         1,358         1,217
   Other..........................................          --            --            61            67           117
                                                       -------      --------       -------       -------       -------
     Total........................................      71,582        94,202        59,014        44,526        30,086
                                                       -------      --------       -------       -------       -------
Accruing loans greater than 90 days delinquent:
   Residential real estate........................          --            --            --            --            --
   Residential construction.......................          --            --            --            --            --
   Commercial real estate.........................          --            --            --            --            --
   Commercial business............................         462           420            63            61            54
   Consumer.......................................         428           360           274           357           172
                                                       -------      --------       -------       -------       -------
     Total accruing loans greater than
       90 days delinquent.........................         890           780           337           418           226
                                                       -------      --------       -------       -------       -------
     Total non-performing loans...................      72,472        94,982        59,351        44,944        30,312
                                                       -------      --------       -------       -------       -------
Real estate owned, net of reserves................      10,061         9,056         5,852         4,041         1,715
Other repossessed assets..........................         362           583           466           237            85
                                                       -------      --------       -------       -------       -------
                                                        10,423         9,639         6,318         4,278         1,800
                                                       -------      --------       -------       -------       -------
Total non-performing assets                            $82,895      $104,621       $65,669       $49,222       $32,112
                                                       =======      ========       =======       =======       =======
     Total non-performing loans as a
       percentage of total loans (2)                      3.79%         5.52%         3.66%         4.08%         3.89%
                                                       =======      ========       =======       =======       =======
     Total non-performing assets as a
       percentage of total assets                         1.78%         2.96%         2.26%         2.41%         2.12%
                                                       =======      ========       =======       =======       =======

----------------------

(1) Includes $5.8 million, $6.1 million, $5.3 million, $2.6 million and $1.1 million consumer loans held by the Bank secured by first and second mortgages on residential real estate at December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Also includes $7.3 million, $17.6 million, $5.9 million, $4.3 million and $2.8 million residential real estate loans secured by first mortgages held by R&G Mortgage at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(2) While the ratio of non-performing loans to total loans decreased from 5.52% to 3.79% from December 31, 2000 to December 31, 2001, the ratio was nevertheless larger than it would otherwise have been due to significant loan securitizations during 2001 and 2000, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, at December 31, 2001 and 2000, the ratio of non-performing loans to total loans would have been 2.75% and 4.46%, respectively.


         Non-performing loans amounted to $72.5 million at December 31, 2001, as compared to $95 million at December 31, 2000. The decrease in non-performing loans during 2001 is due to the sale of approximately $67.8 million of non-performing residential mortgage loans to certain investors during the fourth quarter of 2001. An aggregate of $50.4 million or 69.5% of non-performing loans consisted of residential mortgage loans. Because of the nature of the collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.32% during 2001, as compared to 0.17% during 2000. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, loan charge-offs have historically been lower than in the United States.

         Non-performing residential loans decreased by $28.9 million or 36.4% from December 31, 2000 to December 31, 2001. The average loan balance on non-performing mortgage loans amounted to $54,000 at December 31, 2001. As of such date, 572 loans with an aggregate balance of $35.7 million (including 133 consumer loans secured by real estate with an aggregate balance of $2.7 million) were in the process of foreclosure. The total delinquency ratio (including loans past due less than 90 days) on residential mortgages of the Bank, excluding consumer loans secured by real estate, decreased from 8.55% in 2000 to 6.40% in 2001. The Company's loss experience on such portfolio has been minimal over the last several years.

         Non-performing commercial real estate loans increased by $5.0 million or 42.6% from $11.9 at December 31, 2000 to $16.9 million at December 31, 2001. The number of loans delinquent over 90 days amounted to 120 loans at December 31, 2001, with an average balance of $141,000. The largest non-performing commercial real estate loan as of December 31, 2001 had a balance of $758,000.

         Non-performing commercial business loans consist of 77 loans. Such loans include 11 loans with an aggregate balance of $322,000 which are 90% guaranteed by the Small Business Administration, 58 commercial leases amounting to $1.7 million and 8 other commercial business loans with an aggregate balance of $1.1 million. These loans have a combined average loan size of $40,000. The largest non-performing commercial business loan as of December 31, 2001 had a $517,000 balance.

         At December 31, 2001, R&G Financial's five largest loans-to-one borrower and their related entities had outstanding balances of $32.8 million, $24.9 million, $18.7 million, $16.7 million and $13.9 million. All of such loan concentrations were performing December 31, 2001.

         At December 31, 2001, R&G Financial's allowance for loan losses totaled $17.4 million, which represented a $5.8 million or 50.2% increase from the level maintained at December 31, 2000. At December 31, 2001, R&G Financial's allowance represented approximately 0.91% of the total loan portfolio and 24.05% of total non-performing loans, as compared to 0.67% and 12.21% at December 31, 2000. The increase in the allowance for loan losses reflected the increase in R&G Financial's commercial real estate and construction loan portfolio as well as the increase in R&G Financial non-performing loans during the year.

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

         The following table sets forth an analysis of R&G Financial's allowance for loan losses during the periods indicated, of which $16.1 million is maintained against the Bank's loan portfolio at December 31, 2001:


                                                                          At and For the Year Ended December 31,
                                                         --------------------------------------------------------------------------
                                                          2001             2000              1999             1998             1997
                                                         -------           ------           ------           ------          -------
                                                                                 (Dollars in Thousands)
Balance at beginning of period                           $11,600           $8,971           $8,055           $6,772          $ 3,332
                                                         -------          -------          -------           ------          -------
Charge-offs:
   Residential real estate...................                 72               38               17               73               13
   Construction..............................                 --               --               --               --               --
   Commercial real estate....................              1,090              468              353               --              170
   Commercial business.......................              2,899            1,539            1,548            1,485              480
   Consumer..................................              2,566            1,940            2,518            4,455            3,953
   Other.....................................                 --               --                4               --              761
                                                         -------          -------          -------           ------          -------
     Total charge-offs.......................              6,627            3,985            4,440            6,013            5,377
                                                         -------          -------          -------           ------          -------
Recoveries:
   Residential real estate...................                 --               --               --               --               21
   Commercial real estate....................                 11               80               69               --               50
   Commercial business.......................                131              381              332               20               32
   Consumer..................................                382              402              429              312              344
   Other.....................................                 --               --               --               --            2,000
                                                         -------          -------          -------           ------          -------
     Total recoveries........................                524              863              830              332            2,447
                                                         -------          -------          -------           ------          -------
Net charge-offs..............................              6,103            3,122            3,610            5,681            2,930
                                                         -------          -------          -------           ------          -------
Transferred reserves from R&G Mortgage.......                806               --               --               --               --
                                                         -------          -------          -------           ------          -------
Allowance or loan losses acquired
     in Fajardo Federal acquisition..........                 --               --               --              364               --
                                                         -------          -------          -------           ------          -------
Provision for losses on loans................             11,125            5,751            4,525            6,600            6,370
                                                         -------          -------          -------           ------          -------
Balance at end of period.....................            $17,428          $11,600          $ 8,971           $8,055          $ 6,772
                                                         =======          =======          =======           ======          =======

Allowance for loan losses as a percent of total
   loans outstanding.........................               0.91%           0.67%            0.55%             .74%             .87%
                                                         =======          =======          =======           ======          =======
Allowance for loan losses as a percent of
   non-performing loans......................              24.05%          12.21%           15.11%           17.92%           22.34%
                                                         =======          =======          =======           ======          =======
Ratio of net charge-offs to average loans
   outstanding...............................               0.32%           0.17%             .25%             .55%            0.40%
                                                         =======          =======          =======           ======          =======

         The following table sets forth information concerning the allocation of R&G Financial's allowance for loan losses (which is maintained on the Bank's loan portfolio) by loan category at the dates indicated.


                                                                               December 31,
                                       -------------------------------------------------------------------------------------------

                                                    2001                         2000                         1999
                                       -------------------------------------------------------------------------------------------
                                                         Percent of                     Percent of                    Percent of
                                                        Loans in Each                  Loans in Each                 Loans in Each
                                                         Category to                     Category to                    Category to
                                           Amount         Total Loans      Amount        Total Loans       Amount      Total Loans
                                           ------       -------------      ------      -----------         ------    -------------
                                                                          (Dollars in Thousands)
Residential real estate..........            $2,496           14.32%     $    1,278          11.02%        $1,419         15.82%
Construction.....................               800            4.59             432           3.72             186         2.07
Commercial real estate...........             7,371           42.29           4,880          42.07           3,258        36.32
Commercial business..............             2,253           12.93           1,321          11.39           1,063        11.85
Consumer.........................             4,508           25.87           3,689          31.80           3,045        33.94
                                            -------          ------      ----------         ------          ------       ------
Total............................           $17,428          100.00%     $   11,600         100.00%         $8,971       100.00%
                                            =======          ======      ==========         ======          ======       ======


                                                                               December 31,
                                                     ----------------------------------------------------------------
                                                               1998                               1997
                                                     ------------------------------   -------------------------------
                                                                     Percent of Loans                    Percent of
                                                                        in Each                         Loans in Each
                                                                       Category to                      Category to
                                                      Amount           Total Loans       Amount          Total Loans
                                                      ------           -----------       ------          -----------
                                                                             (Dollars in Thousands)
Residential real estate...................            $1,272            15.79%             $593              8.76%
Construction..............................                46             0.57                 7              0.10
Commercial real estate....................             2,655            32.96             1,386             20.47
Commercial business.......................             1,033            12.82               806             11.90
Consumer..................................             3,049            37.86             3,980             58.77
                                                      ------           ------            ------            ------
Total.....................................            $8,055           100.00%           $6,772            100.00%
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

         As discussed under "- Mortgage Banking Activities," R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage's securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. At December 31, 2001, R&G Mortgage held GNMA and FHLMC mortgage-backed securities with a fair value of $31.1 million which are classified as held for trading. Such securities generally remain in R&G Mortgage's portfolio for between 90 and 180 days. In addition, as of such date, R&G Mortgage held GNMA mortgage-backed securities with a fair value of $389.6 million, which are classified as available for sale. At December 31, 2001, R&G Mortgage's CMO interest-only residuals and interest only strips, which are classified as available for sale, had an amortized cost of $9.0 million and a fair value of $8.3 million.

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

         At December 31, 2001, the Bank's securities portfolio consisted of $39.5 million of securities held for investments, consisting of $8.1 million of tax-free mortgage-backed securities, $7.7 million of other mortgage backed securities, and $23.7 million of Puerto Rico Government obligations and other securities. In addition, at December 31, 2001, the Bank had a securities portfolio classified as available for sale with a fair value of $1.7 billion, consisting of $133.2 million of tax-free mortgage-backed securities, $709.9 million of FHLMC and FNMA mortgage-backed securities, $66.1 million of FHLB stock, $234.8 million of CMOs certificates, $7.1 million of CMO interest-only residuals and interest only strips, $54.5 million corporate debt obligations and $478.2 million of U.S. Government agency securities, the interest on which is tax-exempt to the Company.

         The Bank's Treasury Department from time to time holds trading securities. At December 31, 2001, securities for trading held by the Bank totaled $62.9 million, consisting of FHLMC mortgage-backed securities.

         At December 31, 2001, $440.9 million or 20% of R&G Financial's mortgage-backed and investment securities were pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's securities portfolio held to maturity as of the dates indicated below. All of such securities are assets of the Bank, except as otherwise indicated in the footnotes below.

                                                                      December 31,
                                         ----------------------------------------------------------------------------

                                                        2001                                      2000
                                         -----------------------------------    --------------------------------------
                                                                    Weighted                                  Weighted
                                         Carrying                   Average      Carrying                      Average
                                           Value    Market Value     Yield         Value    Market Value       Yield
                                         --------   ------------    ---------    --------   ------------      --------
                                                                 (Dollars in Thousands)
Mortgage-backed securities:
GNMA (1)
   Due within one year...........       $     --      $     --           --%    $        2   $         3         10.00%
   Due from one-five years.......             --            --            --            --            --            --
   Due from five-ten years.......          7,180         7,111          5.87         8,865         8,605          5.79
   Due over ten years............         37,043        37,092          6.27         1,845         1,766          6.17
FNMA
   Due within one year...........             --            --            --            --            --            --
   Due from one-five years.......             --            --            --            --            --            --
   Due from five-ten years.......             --            --            --            --            --            --
   Due over ten years............          7,594         7,910          7.06         8,947         9,145          7.08
FHLMC
   Due within one year...........             --            --            --            --            --            --
   Due from one-five years.......             --            --            --            --            --            --
   Due from five-ten years.......             --            --            --            --            --            --
   Due over ten years............            128           125          5.75           160           154          6.16
Investment securities:
   Puerto Rico Government
     obligations
     Due within one year.........             --            --            --            --            --            --
     Due from one-five years.....         12,691        12,731          4.99         1,948         1,948          5.88
     Due from five-ten years.....         10,896        11,059          5.95         1,755         1,755          5.98
     Due over ten years..........             --            --            --            --            --            --
   Other
     Due within one year.........             --            --            --            --            --            --
     Due from one-five years.....            100           100          6.20            --            --            --
     Due from five-ten years.....             --            --            --            --            --            --
     Due over ten years..........             --            --            --            --            --            --
                                        --------        ------          ----      --------       -------          ----
     Total securities held for
       investment................       $ 75,632       $76,128          6.05%      $23,522       $ 23,376        6.34%
                                        ========       =======          ====       =======       ========        ====

(1)      Includes $36.1 million held by R&G Financial at December 31, 2001.

                                                                           December 31,
                                                        ----------------------------------------------------
                                                                                 1999
                                                        ----------------------------------------------------
                                                                                                 Weighted
                                                        Carrying Value       Market Value     Average Yield
                                                        --------------      -------------    ---------------
                                                                      (Dollars in Thousands)
Mortgage-backed securities:

GNMA
   Due within one year.............................          $     --         $    --                 --%
   Due from one-five years.........................                15               16             10.00
   Due from five-ten years.........................            10,660           10,391              5.79
   Due over ten years..............................             2,133            2,074              6.17
FNMA
   Due within one year.............................                --               --                --
   Due from one-five years.........................                --               --                --
   Due from five-ten years.........................                --               --                --
   Due over ten years..............................            10,252           10,644              7.09
FHLMC
   Due within one year.............................                --               --                --
   Due from one-five years.........................                --               --                --
   Due from five-ten years.........................                --               --                --
   Due over ten years..............................               189              180              5.58
Investment securities:
   Puerto Rico Government obligations
Due within one year................................                --               --                --
Due from one-five years............................             1,280            1,272              5.85
Due from five-ten years............................             4,158            4,132              5.95
Due over ten years.................................                --               --                --
   Other
Due within one year................................                --               --                --
Due from one-five years............................                --               --                --
Due from five-ten years............................                --               --                --
Due over ten years.................................                --               --                --
     Total securities held for
       investment..................................      ------------    -------------          --------
                                                              $28,687          $28,709              6.31%
                                                         ============    =============         ========

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                                    December 31,
                                               ------------------------------------------------------------------------------------
                                                                  2001                                        2000
                                               ------------------------------------------------------------------------------------
                                                 Amortized                     Weighted      Amortized                     Weighted
                                                   Cost        Fair Value   Average Yield       Cost       Fair Value      Average
                                                   ----        ----------   -------------     --------     ----------      -------
                                                                               (Dollars in Thousands)
Mortgage-backed securities available for sale:
   GNMA
     Due within one year..................         $    --        $    --           --%        $    --        $    --           --%
     Due from one-five years..............              50             50         8.49              26             26          8.50
     Due from five-ten years..............          11,053         11,172         5.97          10,492         10,419          5.68
     Due over ten years...................        513, 508        511,639         6.52         584,419        576,869          6.62
   FNMA mortgage-backed securities
     Due within one year..................              --             --           --              --             --            --
     Due from one-five years..............              --             --           --              --             --            --
     Due from five-ten years..............             538            549         6.50             634            634          6.50
     Due over ten years...................         266,495        270,936         7.21          98,779         99,968          7.15
   FHLMC mortgage-backed securities
     Due within one year..................              --             --           --              13             13          9.00
     Due from one-five years..............              73             74         8.93             132            130          8.94
     Due from five-ten years..............           1,265          1,292         6.60           1,587          1,587          6.61
     Due over ten years...................         435,662        437,026         6.74         434,865        437,227          7.26

   Collateralized mortgage obligations
     (CMO'S)
     Due within one year..................              --             --            --             --             --            --%
     Due from one-five years..............              --             --            --             --             --            --
     Due from five-ten years..............           9,497          9,562          6.00             --             --            --
     Due over ten years...................         221,159        220,222          6.01             --             --            --
   CMO residuals and other mortgage-backed
     securities
     Due within one year..................              --             --            --             --             --            --
     Due from one-five years..............           9,897          9,627         15.00         10,710         10,190         12.00
     Due from five-ten years..............           8,341         10,797          8.08             --             --            --
     Due over ten years...................              --             --            --         10,688         13,037          8.08
Investment securities available for sale
   U.S. Treasury
     Due within one year..................              --             --            --             --             --            --
     Due from one-five years..............              --             --            --             --             --            --
     Due from five-ten years..............              --             --            --             --             --            --
     Due over ten years...................              --             --            --             --             --            --
   U.S. Government & Agencies
     Due within one year..................           9,600          9,807          5.78          8,500          8,446          5.48
     Due from one-five years..............         156,522        157,408          4.96        192,763        193,298          6.26
     Due from five-ten years..............         307,110        310,938          6.10        114,881        115,352          7.30
     Due over ten years...................              --             --            --             --             --            --
Corporate debt obligations
     Due within one year                                --             --            --             --             --            --
     Due from one-five years                        53,637         54,503          6.53             --             --            --
     Due from five-ten years                            --             --            --          5,097          5,202          6.80
     Due over ten years                                 --             --            --             --             --            --
   FHLB stock.............................          66,077         66,077          5.20         45,973         45,973          7.30
                                                ----------     ----------          ----     ----------     ----------         ----
                                                $2,070,484     $2,081,679          6.42     $1,519,559     $1,518,371         6.96%
                                                ==========     ==========          ====     ==========     ==========         ====
Securities held for trading:
   GNMA certificates......................         $18,152        $18,152          5.80        $11,630        $12,038         7.28%
   FHLMC certificates.....................          73,687         75,796          7.08             --             --            --
                                                ----------     ----------          ----     ----------     ----------         ----
                                                   $91,839        $93,948          6.84%       $11,630        $12,038         7.28%
                                                ==========     ==========          ====     ==========     ==========         ====

                                                                                       December 31,
                                                                     ------------------------------------------------
                                                                                           1999
                                                                     ------------------------------------------------
                                                                                                          Weighted
                                                                     Amortized Cost     Fair Value      Average Yield
                                                                     --------------     ----------      -------------
Mortgage-backed securities available for sale
   GNMA
     Due within one year...................................           $     --         $     --                --%
     Due from one-five years...............................                 --               --                --
     Due from five-ten years...............................                 --               --                --
     Due over ten years....................................            570,749          563,533              6.62
   FNMA mortgage-backed securities
     Due within one year...................................                 --               --                --
     Due from one-five years...............................                 --               --                --
     Due from five-ten years...............................                741              719              6.50
     Due over ten years....................................            110,855          109,705              7.15
   FHLMC mortgage-backed securities
     Due within one year...................................                 --               --                --
     Due from one-five years...............................                 99               99              8.79
     Due from five-ten years...............................              1,891            1,841              6.77
     Due over ten years....................................             14,586           14,036              6.87
   CMO residuals and other mortgage-backed
     securities
     Due within one year...................................                 --               --                --
     Due from one-five years...............................              8,886            8,886             12.00
     Due from five-ten years...............................                 --               --                --
     Due over ten years....................................             11,823           13,886              8.07
Investment securities available for sale
   U.S. Treasury
     Due within one year...................................              4,998            4,945              4.50
     Due from one-five years...............................                 --               --                --
     Due from five-ten years...............................                 --               --                --
     Due over ten years....................................                 --               --                --
   U.S. Government & Agencies
     Due within one year...................................                 --               --                --
     Due from one-five years...............................            133,956          130,950              6.19
     Due from five-ten years...............................             92,237           89,444              7.28
     Due over ten years....................................                 --               --                --
Corporate debt obligations
     Due within one year...................................                 --               --                --
     Due from one-five years...............................                 --               --                --
     Due from five-ten years...............................                 --               --                --
     Due over ten years....................................                 --               --                --
   FHLB stock..............................................             32,825           32,825              6.75
                                                                      --------         --------             -----
                                                                      $983,646         $970,869              6.75%
                                                                      ========         ========             =====
Securities held for trading:
   GNMA certificates.......................................           $ 43,303         $ 43,564              5.27%
   FHLMC certificates......................................                 --               --                --
                                                                      --------         --------             -----
                                                                      $ 43,303         $ 43,564              5.27%
                                                                      ========         ========             =====

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

         The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 2001, the Bank's CMOs, and interest-only securities and residuals, which had a fair value of $12.1 million, were designated as "high-risk mortgage securities" and classified as available for sale.

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

         Deposits. Deposits are the major sources of the Bank's funds for lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $874.5 million of certificates of deposit with balances of $100,000 or more, which amounted to 42.4% of the Bank's total deposits at December 31, 2001. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

         The Bank attempts to price its deposits in order to promote deposit growth. The Bank regularly evaluates the internal costs of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers on a regular basis, although at December 31, 2001 it held $154.2 million of deposits acquired from money desks in the United States.

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


                                                                       December 31,
                                        ----------------------------------------------------------------------------------
                                               2001                         2000                         1999
                                        Average     Average Rate     Average     Average Rate     Average     Average Rate
                                        Balance         Paid         Balance         Paid         Balance         Paid
                                        -------     ------------     -------     ------------     -------     ------------
                                                                        (Dollars in Thousands)
Passbook.........................     $  131,729          3.55%      $  113,660        3.73%      $  112,107          3.74%
NOW and Super NOW accounts.......        188,545          3.75%         134,573         3.93         126,300           3.95
Checking.........................         43,621             --          40,455           --          41,128             --
Commercial checking(1)...........        165,541             --         110,937           --         111,146             --
Certificates of deposit..........      1,289,193          5.98%       1,106,294         6.43         762,856           5.83
                                      ----------          ----       ----------        -----      ----------         ------
   Total deposits................     $1,818,629          4.89%      $1,505,919         5.36%     $ 1,153,537          4.65%
                                      ==========          ====       ==========        =====      ===========        ======

------------------

(1) Includes $101.9 million, $91.8 million and $92.4 million of escrow funds of R&G Mortgage at December 31, 2001, 2000 and 1999, respectively, maintained with the Bank.

         The following table sets forth the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 2001.

                                                                         Amount
                                                                     --------------
                                                                     (In Thousands)
Certificates of deposit maturing:
Three months or less...........................................            $237,098
Over three through six months..................................             220,142
Over six through twelve months.................................             153,226
Over twelve months.............................................             264,029
                                                                           --------
     Total.....................................................            $874,495
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

         Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 2001, R&G Financial had $1.4 billion of reverse repurchase agreements outstanding, $323.5 million of which represented borrowings of R&G Mortgage. At December 31, 2001, the weighted average interest rate on R&G Financial's reverse repurchase agreements amounted to 3.47%.

         R&G Financial's loan originations are also funded by borrowings under various warehouse lines of credit provided by various commercial banks ("Warehouse Lines"). At December 31, 2001, R&G Financial was permitted to borrow under such Warehouse Lines up to $253.4 million, $162.0 million of which was drawn upon and outstanding as of such date. The Warehouse Lines are used by R&G Financial to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when payment from the sale of the funded loan is received, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by a general assignment of mortgage payments receivable and an assignment of certain mortgage servicing rights. Certain of these warehousing lines of credit impose restrictions with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared. Management of R&G Financial believes that as of December 31, 2001, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

         The interest rate on funds borrowed pursuant to the Warehouse Lines is based on Libor rates plus a negotiated amount. By maintaining compensating balances, R&G Financial is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by R&G Financial for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 2001, the weighted average interest rate being paid by R&G Financial under its Warehouse Lines amounted to 2.98%.

         Although the Bank's primary source of funds is deposits, the Bank also borrows funds on both a short and long-term basis. The Bank obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the Bank have been met. FHLB of New York advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB of New York are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2001, the Bank had access to $1.2 billion in advances from the FHLB of New York, and had 14 FHLB of New York advances aggregating $464.1 million outstanding as of such date, which mature at various dates commencing in April 2, 2002 through March 2, 2011 and have a weighted average interest rate of 4.87%. At December 31, 2001, the Bank had pledged specific collateral aggregating $643.9 million to the FHLB of New York under its advances program and to secure the letters of credit. The Bank maintains collateral with the FHLB of New York in excess of applicable requirements in order to facilitate any necessary additional borrowings by the Bank in the future.

         The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.


                                                                                     At or For the Year Ended
                                                                                            December 31,
                                                                              --------------------------------------------
                                                                                 2001             2000              1999
                                                                              ----------         --------         --------
                                                                                         (Dollars in Thousands)
R&G Mortgage:
Securities sold under agreements to repurchase:
   Average balance outstanding .......................................        $  425,189         $450,443         $365,177
   Maximum amount outstanding at any month-end during the
     period ..........................................................           472,782          499,626          493,527
   Balance outstanding at end of period ..............................           402,835          494,353          493,527
   Average interest rate during the period ...........................              5.24%            6.69%            5.52%
   Average interest rate at end of period ............................              3.47%            6.92%            6.15%
Notes Payable:
   Average balance outstanding .......................................        $  181,767         $117,085         $127,565
   Maximum amount outstanding at any month-end during the
     period ..........................................................           238,475          143,114          154,922
   Balance outstanding at end of period ..............................           180,565           85,030           56,907
   Average interest rate during the period ...........................              4.38%            6.41%            6.67%
   Average interest rate at end of period ............................              3.03%            8.06%            6.89%

The Bank:
FHLB of New York advances:
   Average balance outstanding .......................................        $  444,422         $438,276         $222,575
   Maximum amount outstanding at any month-end during the
     period ..........................................................           523,000          510,500          384,000
   Balance outstanding at end of period ..............................           464,125          505,000          384,000
   Average interest rate during the period ...........................              5.36%            6.34%            5.31%
   Average interest rate at end of period ............................              4.87%            6.42%            5.75%
Securities sold under agreements to repurchase:
   Average balance outstanding .......................................        $  714,922         $392,755         $187,857
   Maximum amount outstanding at any month-end during the
     period ..........................................................         1,073,484          430,852          327,009
   Balance outstanding at end of period ..............................         1,073,484          430,852          327,009
   Average interest rate during the period ...........................              4.41%            6.47%            5.77%
   Average interest rate at end of period ............................              3.50%            6.60%            5.73%
Notes Payable:
   Average balance outstanding .......................................        $   51,695         $ 69,663         $ 84,463
   Maximum amount outstanding at any month-end
     during the period ...............................................            67,410           76,263           84,100
   Balance outstanding at end of period ..............................            27,270           53,828           75,800
   Average interest rate during the period ...........................              5.01%            6.03%            6.53%
   Average interest rate at end of period ............................              3.11%            6.75%            6.00%


                          TRUST AND INVESTMENT SERVICES

         R&G Financial also provides trust and investment services through the Bank's Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 2001, the Bank's Trust Department administered trust accounts with aggregate assets of $64.5 million as of such date. In addition, during the year ended December 31, 2001, the Bank's Trust Department sold $104.5 million of GNMA mortgage-backed securities. The Bank receives fees dependent upon the level and type of service provided. The administration of the Bank's Trust Department is performed by the Trust Committee of the Board of Directors of the Bank.

                             BROKER-DEALER SERVICES

         Beginning in the first quarter of 2002, R&G Financial's wholly-owned licensed broker-dealer subsidiary, R-G Investments Corporation commenced operations.

                                    PERSONNEL

         As of December 31, 2001, R&G Financial (on a consolidated basis) had 1,522 full-time employees and 83 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.

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

         Until January 1, 2001, the Master Purchase Agreement provided for the sale by the Bank to R&G Mortgage of the servicing rights to all first and second mortgage loans secured by residential properties which become part of the Bank's loan portfolio once the related loans were sold. Effective January 1, 2001, the Bank retains servicing rights on loans sold or securitized into mortgage backed securities. R&G Mortgage also services all other loans held in the Bank's loan portfolio (including single-family residential loans retained by the Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Master Purchase Agreement further provides that R&G Mortgage exclusively will service such loans and that the Bank will process payments of such loans, all according to a fee schedule. See " - Mortgage Banking Activities - Loan Originations, Purchases and Sales of Loans."

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

         FDIC Insurance Premiums. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital: "well capitalized," "adequately capitalized" and "undercapitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The Bank was classified as a "well-capitalized" institution as of December 31, 2001.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2001, the Bank met each of its capital requirements.

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

         The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the sum of the Bank's paid-in common and preferred stock capital. As of December 31, 2001, the Bank had credited $11.6 million to such reserve fund.

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

         Under the Puerto Rico Banking Law, the Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank, plus 15% of 50% of undistributed earnings for "well capitalized" institutions. As of December 31, 2001, the legal lending limit for the Bank under these provisions was approximately $29.9 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of the Bank, plus its reserve fund. The legal lending limit for the Bank for loans secured by collateral with at least 25% more than the amount of the loan was approximately $65.9 million. The Bank's maximum extension of credit to any one borrower was $35.9 million at December 31, 2001, which is fully secured with collateral with a "loan to value" ratio of less than 80%. There are no restrictions on the amount of loans to subsidiaries of banks or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. Loans to non-banking affiliates of the Bank, are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act. The Puerto Rico Banking Law also authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased by the bank must be sold in a private or public sale within one year from the date of purchase. The Bank may repurchase its own stock for the purpose of reducing its capital, subject to the approval of the OCFI.

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

         In 1996, the Financing Board eliminated the regulations that set forth the maximum interest rates that could be charged on non-federal government guaranteed loans.

ITEM 2:


PROPERTIES

         The Company's principal executive office is located at 280 Jesus T. Pioero Avenue, Hato Ray, San Juan, Puerto Rico 00918. At December 31, 2001, we operated through our subsidiaries a total of 65 offices, mostly through leased facilities. All of our subsidiaries except Continental Capital Corp., conduct business in Puerto Rico. R-G Premier Bank of Puerto Rico operates from 25 offices, R&G Mortgage operates from 29 offices, The Mortgage Store of Puerto Rico, Inc. operates from 7 offices, Home & Property Insurance Corporation operates from 1 office, R-G Investments Corporation operates from 3 offices and Continental Capital Corp. operates from 4 offices located in the States of New York and North Carolina.

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

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 82 and 83 of the Registrant's 2001 Annual Report.

ITEM 6:  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 31 to 32 of the Registrant's 2001 Annual Report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 33 to 46 of the Registrant's 2001 Annual Report.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 40 to 44 of the Registrant's 2001 Annual Report.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 47 to 80 of the Registrant's 2001 Annual Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 2 to 5 and 6 of the Registrant's Proxy Statement dated March 31, 2002 ("Proxy Statement").

ITEM 11: EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 9 to 10 and 11 to 12 of the Registrant's Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 7 to 8 of the Registrant's Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from pages 12 to 13 of the Registrant's Proxy Statement.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Independent Auditors' Report.

                  Consolidated Statements of Financial Condition as of December
                    31, 2001 and 2000.

                  Consolidated Statements of Income for the Years Ended December
                    31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Changes in Stockholders' Equity for
                    the Years Ended December 31, 2001, 2000 and 1999.

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

No.               Description

2.1 Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, the Bank and R-G Interim Premiere Bank, dated as of September 27, 1996(1)
2.2 Agreement and Plan of Reorganization among R&G Financial Corporation , R&G Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001(2)
3.1.0             Certificate of Incorporation of R&G Financial Corporation (3)
3.1.1 Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation (2)
3.1.2 Amended and Restated Certificate of Incorporation of R&G Financial Corporation (4)
3.1.3             Amendment to Amended and Restated Certificate of
                  Incorporation of R&G Financial Corporation (5)
3.1.4 Certificate of Resolutions designating the terms of the Series A Preferred Stock (6)
3.1.5 Certificate of Resolutions designating the terms of the Series B Preferred Stock (7)
3.1.6 Certificate of Resolutions designating the terms of the Series C Preferred Stock (12)
3.1.7 Certificate of Resolutions designating the terms of the Series D Preferred Stock (13)
3.2               Bylaws of R&G Financial Corporation (3)
4.0               Specimen of Stock Certificate of R&G Financial Corporation (3)
4.1               Form of Series A Preferred Stock Certificate of R&G Financial
                  Corporation (9)
4.2               Form of Series B Preferred Stock Certificate of R&G Financial
                  Corporation (10)
4.3               Form of Series C Preferred Stock Certificate of R&G Financial
                  Corporation (11)
4.4               Form of Series D Preferred Stock Certificate of R&G Financial
                  Corporation (14)
10.2 Master Custodian Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on June 27, 1996(3)
10.3 Master Production Agreement between R&G Mortgage and the Bank dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995(3)
10.4 Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank dated December 1, 1994(3)
10.5 Securitization Agreement by and between R&G Mortgage and the Bank, dated as of July 1, 1995(3)
10.6              R&G Financial Corporation Stock Option Plan(3)(*)
13.0              2001 Annual Report to Stockholders
21.0 Subsidiaries of the Registrant - Reference is made to "Item 1 Business" for the required information


(1) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission ("SEC") on October 1, 1996.
(2) Incorporated by reference from the Registrant's Current Report of Form 8-K filed with the SEC on December 20, 2001.
(3) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on June 18, 1996, as amended.
(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on November 19, 1999.
(5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on June 12, 2001.

(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 1998
(7) Incorporated by reference from the Registrants' Form 10-K filed with the SEC on April 13, 2000.
(8) Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-55834), filed with the SEC on March 7, 2001.
(9) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-60923), as amended, filed with the SEC on August 7, 1998.
(10) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-90463), filed with the SEC on November 5, 1999.
(11) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-55834), filed with the SEC on February 16, 2001.
(12) Incorporated by reference from the Registrants' Form 10-K filed with the SEC on April 14, 2001.
(13) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2002.
(14) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-81214), filed with the SEC on January 22, 2002.

(*) Management contract or compensatory plan or arrangement.

         (3)(b)   Reports on Form 8-K.

                  The Registrant filed a Form 8-K on December 19, 2001 with respect to its execution of an Agreement and Plan of Reorganization with The Crown Group, Inc. and its wholly owned subsidiary, Crown Bank, a Federal Savings Bank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 R&G FINANCIAL CORPORATION

March 28, 2002                   By:      /s/ Victor J. Galan
                                 --------------------------------------------
                                 Victor J. Galan
                                 Chairman of the Board and Chief
                                 Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Victor J. Galan                                           March 28, 2002
--------------------------------------------
Victor J. Galan
Chairman of the Board and
  Chief Executive Officer
  (principal executive officer)


/s/ Ramon Prats                                               March 28, 2002
--------------------------------------------
Ramon Prats
President and Director


/s/ Joseph R. Sandoval                                        March 28, 2002
--------------------------------------------
Joseph R. Sandoval
Senior Vice President and Chief Financial
  Officer (principal financial and
  accounting officer)


/s/ Ana M. Armendariz                                         March 28, 2002
--------------------------------------------
Ana M. Armendariz
Director and Treasurer


/s/ Enrique Umpierre-Suarez                                   March 28, 2002
--------------------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                                   March 28, 2002
--------------------------------------------
Victor J. Galan Fundora
Director

/s/ Pedro Ramirez                                             March 28, 2002
--------------------------------------------
Pedro Ramirez
Director


/s/ Laureno Carus Abarca                                      March 28, 2002
--------------------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                                         March 28, 2002
--------------------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                                    March 28, 2002
--------------------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                                      March 28, 2002
--------------------------------------------
Benigno R. Fernandez
Director


/s/ Ileana M. Colon-Carlo                                     March 28, 2002
--------------------------------------------
Ileana M. Colon-Carlo
Director


/s/ Roberto Gorbea                                            March 28, 2002
--------------------------------------------
Roberto Gorbea
Director