Form 10-Q
period 2002-03-31
R&G FINANCIAL CORP
filed 2002-05-15
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO_______________.

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

                                 YES [X] NO [ ]

Number of shares of Class B Common Stock outstanding as of March 31, 2002:
15,245,249 (Does not include 16,053,056 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                           R&G FINANCIAL CORPORATION

                                     INDEX

PART I  -  FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----

ITEM 1.  Consolidated Financial Statements ................................................................... 3

                  Consolidated Statements of Financial Condition as of
                           March 31, 2002 (Unaudited) and December 31, 2001................................... 3

                  Consolidated Statements of Income for the Three
                           Months Ended March 31, 2002 and 2001 (Unaudited)....................................4

                  Consolidated Statements of Comprehensive Income for the Three
                           Months Ended March 31, 2002 and 2001 (Unaudited)....................................5

                  Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 2002 and 2001 (Unaudited) ......................................... 6

                  Notes to Unaudited Consolidated Financial Statements ....................................... 7

ITEM 2.  Management's Discussion and Analysis.................................................................19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................28

PART II  - OTHER INFORMATION

ITEM 1.  Legal Proceedings ...................................................................................28

ITEM 2.  Changes in Securities .............................................................................. 28

ITEM 3.  Defaults upon Senior Securities .....................................................................28

ITEM 4.  Submission of Matters ...............................................................................28

ITEM 5.  Other Information ...................................................................................28

ITEM 6.  Exhibits and Reports on Form 8-K ....................................................................28

         Signatures ..........................................................................................29

                          PART 1-FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              March 31,           December 31,
                                                                                                2002                  2001
                                                                                          ---------------        --------------
                                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                                   $    54,233,265        $   79,223,030
Money market investments:
    Securities purchased under agreements to resell                                                    --            15,023,590
    Time deposits with other banks                                                             32,697,722            63,477,978
    Short-term investments                                                                     58,085,959                    --
Mortgage loans held for sale, at lower of cost or market                                      256,926,782           236,434,204
Mortgage-backed securities held for trading, at fair value                                     57,963,937            75,796,172
Trading securities pledged on repurchase agreements, at fair value                             20,001,751            18,151,659
Mortgage-backed and investment securities available for sale, at fair value                 1,700,717,527         1,566,895,312
Available for sale securities pledged on repurchase agreements, at fair value                 540,053,628           514,783,468
Mortgage backed and investment securities held to maturity, at amortized cost
    (estimated market value: 2002 - $23,592,244; 2001 - $60,682,234)                           24,317,655            60,425,371
Held to maturity securities pledged on repurchase agreements, at amortized cost
    (estimated market value: 2002 - $50,355,795; 2001 - $15,445,319)                           50,051,654            15,206,183
Loans receivable, net                                                                       1,807,860,111         1,802,388,064
Accounts receivable, including advances to investors, net                                      26,183,842            23,056,424
Accrued interest receivable                                                                    37,513,313            35,426,760
Servicing asset                                                                               104,815,469           105,146,902
Premises and equipment                                                                         22,481,620            22,401,045
Other assets                                                                                   37,523,965            30,557,544
                                                                                          ---------------        --------------
                                                                                          $ 4,831,428,200        $4,664,393,706
                                                                                          ===============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                             $ 2,014,675,961        $2,061,223,825
     Fed funds purchased                                                                               --                    --
     Securities sold under agreements to repurchase                                         1,439,618,008         1,396,938,849
     Notes payable                                                                            187,699,759           195,586,855
     Advances from FHLB                                                                       527,125,000           464,125,000
     Other borrowings                                                                          11,235,241             7,971,888
     Accounts payable and accrued liabilities                                                 110,177,407            71,867,012
     Other liabilities                                                                          6,514,774             7,559,690
                                                                                          ---------------        --------------
                                                                                            4,297,046,150         4,205,273,119
                                                                                          ---------------        --------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized:
         Non-Cumulative Perpetual Monthly Income Preferred Stock, $25 liquidation value:
         7.40% Series A,
          2,000,000 shares authorized, issued and outstanding                                  50,000,000            50,000,000
         7.75% Series B,
          1,000,000 shares authorized, issued and outstanding                                  25,000,000            25,000,000
         7.60% Series C,
          2,760,000 shares authorized, issued and outstanding                                  69,000,000            69,000,000
         7.25% Series D,
          2,760,000 shares authorized, issued and outstanding                                  69,000,000                    --

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 16,053,056
           issued and outstanding                                                                 160,531               160,531
          Class B - $.01 par value, 40,000,000 shares authorized, 15,245,249
           issued and outstanding in 2002 (2001-15,241,322)                                       152,427               152,413
     Additional paid-in capital                                                                68,891,191            71,254,084
     Retained earnings                                                                        246,040,596           229,997,012
     Capital reserves of the Bank                                                              11,629,328            11,629,328
     Accumulated other comprehensive (loss) income                                             (5,492,023)            1,927,219
                                                                                          ---------------        --------------
                                                                                              534,382,050           459,120,587
                                                                                          ---------------        --------------
                                                                                          $ 4,831,428,200        $4,664,393,706
                                                                                          ===============        ==============

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three month
                                                                                      period ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                2002                2001
                                                                            ------------        ------------
                                                                                       (Unaudited)
                                                                     (Dollars in thousands except per share data)
Interest income:
     Loans                                                                  $     38,503        $     37,428
     Money market and other investments                                            9,039               7,370
     Mortgage-backed securities                                                   25,177              18,071
                                                                            ------------        ------------
          Total interest income                                                   72,719              62,869
                                                                            ------------        ------------
Interest expense:
      Deposits                                                                    20,826              23,076
      Securities sold under agreements to repurchase                              12,343              12,556
      Notes payable                                                                1,772               2,044
      Other                                                                        5,773               7,026
                                                                            ------------        ------------
          Total interest expense                                                  40,714              44,702
                                                                            ------------        ------------
Net interest income                                                               32,005              18,167
Provision for loan losses                                                         (5,000)             (2,000)
                                                                            ------------        ------------
Net interest income after provision for loan losses                               27,005              16,167
                                                                            ------------        ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                                  17,710              15,038
     Loan administration and servicing fees                                        9,304               8,023
     Service charges, fees and other                                               3,872               2,525
                                                                            ------------        ------------
                                                                                  30,886              25,586
                                                                            ------------        ------------

          Total revenues                                                          57,891              41,753
                                                                            ------------        ------------

Operating expenses:
     Employee compensation and benefits                                           10,008               7,550
     Office occupancy and equipment                                                4,262               3,902
     Other administrative and general                                             15,926              11,876
                                                                            ------------        ------------
                                                                                  30,196              23,328
                                                                            ------------        ------------
Income before income taxes and cumulative effect from
     change in accounting principle                                               27,695              18,425
                                                                            ------------        ------------
Income tax expense:
     Current                                                                       5,496               4,196
     Deferred                                                                        666                 900
                                                                            ------------        ------------
                                                                                   6,162               5,096
                                                                            ------------        ------------

Income before cumulative effect
     from change in accounting principle                                          21,533              13,329
Cumulative effect from change in accounting principle,
     net of income tax benefit of $206                                                --                (323)
                                                                            ------------        ------------
          Net income                                                        $     21,533        $     13,006
                                                                            ============        ============
          Earnings per common share before cumulative
             effect from change in accounting principle - Basic             $       0.59        $       0.40
                                                                            ------------        ------------
          Earnings per common share before cumulative
             effect from change in accounting principle - Diluted           $       0.58        $       0.39
                                                                            ------------        ------------
Earnings per common share - Basic                                           $       0.59        $       0.39
                                                                            ------------        ------------
                          - Diluted                                         $       0.58        $       0.38
                                                                            ------------        ------------
Weighted average number of shares outstanding - Basic                         31,295,713          28,673,654
                                              - Diluted                       31,654,473          29,311,534

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                      Three month period ended
                                                                                              March 31,
                                                                                      ------------------------
                                                                                        2002            2001
                                                                                      --------        --------
                                                                                             (Unaudited)
                                                                                       (Dollars in thousands)
Net income                                                                            $ 21,533        $ 13,006
                                                                                      --------        --------

Other comprehensive income, before tax:

Unrealized gains (losses):

Derivative instruments                                                                   1,996          (1,991)
                                                                                      --------        --------

Investment securities:
     Arising during period                                                             (14,083)          8,868
     Less: Reclassification adjustments for gains included
             in net income                                                                 (75)         (1,472)
                                                                                      --------        --------
                                                                                       (14,158)          7,396
                                                                                      --------        --------
                                                                                       (12,162)          5,405

Income tax benefit (expense) related to items of other comprehensive income              4,743          (2,108)
                                                                                      --------        --------
                                                                                        (7,419)          3,297

Cumulative effect from change in accounting principle,
     net of income taxes of $745                                                            --           1,166
                                                                                      --------        --------
Other comprehensive (loss) income, net of tax                                           (7,419)          4,463
                                                                                      --------        --------

Comprehensive income, net of tax                                                      $ 14,114        $ 17,469
                                                                                      ========        ========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Three month period ended
                                                                                                                  March 31,
                                                                                                           ----------------------
                                                                                                              2002        2001
                                                                                                           ---------    ---------
                                                                                                                 (Unaudited)
                                                                                                           (Dollars in thousands)
Cash flows from operating activities:
     Net income                                                                                            $  21,533    $  13,006
                                                                                                           ---------    ---------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                                       1,514        1,512
           Amortization of premium on investments and mortgage-backed securities, net                          1,195           80
           Amortization of servicing rights                                                                    5,487        3,339
           Reversal of impairment reserves                                                                      (459)          --
           Provision for loan losses                                                                           5,000        2,000
           Provision for bad debts in accounts receivable                                                         --          225
           Gain on sales of mortgage-backed and investment securities available for sale                         (75)      (1,472)
           Unrealized (gain) loss on trading securities and derivative instruments, net                          (52)         568
           Increase in mortgage loans held for sale                                                          (43,215)     (76,947)
           Net decrease (increase) in mortgage-backed securities held for trading                             15,702      (13,728)
           Increase in receivables                                                                            (5,214)      (3,700)
           Increase in other assets                                                                           (6,485)        (360)
           (Decrease) increase in notes payable and other borrowings                                          (4,624)      34,218
           Increase in accounts payable and accrued liabilities                                               45,382        4,938
           (Decrease) increase in other liabilities                                                           (1,045)       1,085
                                                                                                           ---------    ---------
               Total adjustments                                                                              13,111      (48,242)
                                                                                                           ---------    ---------
               Net cash provided by (used in) in operating activities                                         34,644      (35,236)
                                                                                                           ---------    ---------
Cash flows from investing activities:
      Purchases of investment securities                                                                    (298,201)    (121,228)
      Proceeds from sales of securities available for sale                                                   214,433      140,668
      Principal repayments on mortgage-backed securities and redemption of securities available for sale     124,794      106,123
      Proceeds from sales of loans                                                                                --       45,468
      Net originations of loans                                                                             (195,815)    (181,932)
      Purchases of FHLB stock, net                                                                            (6,070)        (428)
      Acquisition of premises and equipment                                                                   (1,456)      (1,554)
      Acquisition of servicing rights                                                                         (5,316)      (5,712)
                                                                                                           ---------    ---------
               Net cash used in investing activities                                                        (167,631)     (18,595)
                                                                                                           ---------    ---------
Cash flows from financing activities:
     (Decrease) increase in deposits - net                                                                   (46,548)      63,942
     Decrease in federal funds purchased                                                                          --      (25,000)
     Increase in securities sold under agreements to repurchase - net                                         42,679       64,569
     Advances (repayments) from FHLB, net                                                                     63,000      (96,375)
     Net proceeds from issuance of preferred stock                                                            66,616       66,602
     Proceeds from issuance of common stock                                                                       21           36
     Cash dividends:
          Common stock                                                                                        (2,394)      (1,721)
          Preferred stock                                                                                     (3,095)      (1,759)
                                                                                                           ---------    ---------
               Net cash provided by financing activities                                                     120,279       70,294
                                                                                                           ---------    ---------
Net (decrease) increase in cash and cash equivalents                                                         (12,708)      16,463
Cash and cash equivalents at beginning of period                                                             157,725       69,090
                                                                                                           ---------    ---------
Cash and cash equivalents at end of period                                                                 $ 145,017    $  85,553
                                                                                                           =========    =========

Cash and cash equivalents include:
     Cash and due from banks                                                                               $  54,233    $  35,869
     Short-term investments                                                                                   58,086           --
     Securities purchased under agreements to resell                                                              --       30,172
     Time deposits with other banks                                                                           32,698        4,475
     Federal funds sold                                                                                           --       15,037
                                                                                                           ---------    ---------
                                                                                                           $ 145,017    $  85,553
                                                                                                           =========    =========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION

REPORTING ENTITY

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the "Company"), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank (the "Bank"), a Puerto Rico commercial bank, R&G Mortgage Corp. ("R&G Mortgage"), Puerto Rico's second largest mortgage banker, R&G Investments Corporation, a Puerto Rico licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 30th year of operations, operates as a financial holding company, pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999, and is primarily engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

         The Bank provides a full range of banking services, including residential, commercial and personal loans and a diversified range of deposit products through twenty-six branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. The Bank also provides private banking and trust and other financial services to its customers. The Bank is subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

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

         R&G Mortgage also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families), through its wholly-owned subsidiary, Mortgage Store of Puerto Rico.

         The Company also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through its wholly-owned subsidiary, Continental Capital Corporation ("Continental Capital").

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 2002 and the results of operations and changes in its cash flows for the three months ended March 31, 2002 and 2001.

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. The adoption of this Statement did not have an effect on the consolidated financial position or results of operations of the Company.

On January 1, 2002 the Company adopted also SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

During the first quarter of 2002, based on further evaluation of the adoption effects of SFAS No. 142, management determined that the initial adoption of this Statement on January 1, 2002 had no effect on the financial condition or results of operations of the Company.

NOTE 2 - EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. Outstanding stock options granted in connection with the Company's Stock Option Plan (358,760 and 637,880 during the quarters ended March 31, 2002 and 2001, respectively), are included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

            Quarter Ended March 31,
             2002             2001
             ----             ----
           $0.0765            $0.06

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                         March 31,       December 31,
                                                           2002              2001
                                                       -----------       ------------
                                                       (Unaudited)
MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

     GNMA certificates                                 $ 2,006,727       $18,151,659
     FHLMC certificates                                 75,958,961        75,796,172
                                                       -----------       -----------
                                                       $77,965,688       $93,947,831
                                                       -----------       -----------

                                                                  March 31, 2002                       December 31, 2001
                                                        -----------------------------------------------------------------------
                                                          Amortized            Fair             Amortized             Fair
                                                            cost               value               cost               value
                                                        --------------     --------------     --------------     --------------
                                                                   (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

Collateralized mortgage obligations (CMO),
CMO residuals (interest only), interest only strips
     (IO's) and other mortgage-backed securities        $  298,141,163     $  296,568,667     $  248,894,118     $  250,208,322
                                                        --------------     --------------     --------------     --------------

FNMA certificates:
     Due from five to ten years                                449,462            456,906            538,047            549,144
     Due over ten years                                    247,102,225        251,548,303        266,495,176        270,935,878
                                                        --------------     --------------     --------------     --------------
                                                           247,551,687        252,005,209        267,033,223        271,485,022
                                                        --------------     --------------     --------------     --------------
FHLMC certificates:
     Due from one to five years                                 63,008             64,207             73,195             74,382
     Due from five to ten years                              1,216,431          1,238,126          1,264,702          1,292,010
     Due over ten years                                    567,027,868        564,636,402        435,662,149        437,026,277
                                                        --------------     --------------     --------------     --------------
                                                           568,307,307        565,938,735        437,000,046        438,392,669
                                                        --------------     --------------     --------------     --------------
GNMA certificates:
      Due from one to five years                                25,030             25,155             50,063             50,313
      Due from five to ten years                            10,187,149         10,288,508         11,053,286         11,172,001
      Due over ten years                                   507,121,425        505,446,716        513,507,515        511,638,456
                                                        --------------     --------------     --------------     --------------
                                                           517,333,604        515,760,379        524,610,864        522,860,770
                                                        --------------     --------------     --------------     --------------

                                                         1,631,333,761      1,630,272,990      1,477,538,251      1,482,946,783
                                                        --------------     --------------     --------------     --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

U.S. Government and Agencies securities:
      Due within one year                                    9,600,000          9,697,460          9,600,000          9,806,480
      Due from one to five years                           227,838,195        226,671,500        156,522,492        157,408,260
      Due from five to ten years                           249,219,498        248,062,768        307,109,665        310,937,946
                                                        --------------     --------------     --------------     --------------
                                                           486,657,693        484,431,728        473,232,157        478,152,686
                                                        --------------     --------------     --------------     --------------

Corporate debt obligations
     Due from one to five years                             53,627,036         53,919,670         53,636,583         54,502,744
                                                        --------------     --------------     --------------     --------------

FHLB stock                                                  72,146,767         72,146,767         66,076,567         66,076,567
                                                        --------------     --------------     --------------     --------------
                                                           612,431,496        610,498,165        592,945,307        598,731,997
                                                        --------------     --------------     --------------     --------------
                                                        $2,243,765,257     $2,240,771,155     $2,070,483,558     $2,081,678,780
                                                        ==============     ==============     ==============     ==============

         On January 1, 2001 the Company reclassified mortgage-backed securities available for sale with a fair value of $75.9 million to held for trading. Upon transfer, the Company recognized a gain of approximately $833,000.

                                                              March 31, 2002                    December 31, 2001
                                                       -----------------------------------------------------------------
                                                        Amortized           Fair           Amortized            Fair
                                                           cost             value             cost              value
                                                       -----------       -----------       -----------       -----------
                                                                 (Unaudited)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due from five to ten years                       $ 6,631,506       $ 6,567,813       $ 7,180,376       $ 7,111,405
      Due over ten years                                36,689,411        35,866,276        37,042,861        37,091,537
                                                       -----------       -----------       -----------       -----------
                                                        43,320,917        42,434,089        44,223,237        44,202,942
                                                       -----------       -----------       -----------       -----------

FNMA certificates:
     Due over ten years                                  7,239,209         7,534,740         7,593,982         7,909,958
                                                       -----------       -----------       -----------       -----------

FHLMC certificates:
     Due over ten years                                    123,183           119,850           128,335           124,863
                                                       -----------       -----------       -----------       -----------

                                                        50,683,309        50,088,679        51,945,554        52,237,763
                                                       -----------       -----------       -----------       -----------

INVESTMENT SECURITIES HELD TO MATURITY:

Puerto Rico Government and Agencies obligations:
       Due from one to five years                       12,691,000        12,867,910        12,691,000        12,731,365
       Due from five to ten years                       10,895,000        10,991,450        10,895,000        11,058,425
                                                       -----------       -----------       -----------       -----------
                                                        23,586,000        23,859,360        23,586,000        23,789,790
                                                       -----------       -----------       -----------       -----------
Other:
      Due from one to five years                           100,000           100,000           100,000           100,000
                                                       -----------       -----------       -----------       -----------

                                                        23,686,000        23,959,360        23,686,000        23,889,790
                                                       -----------       -----------       -----------       -----------

                                                       $74,369,309       $73,948,039       $75,631,554       $76,127,553
                                                       ===========       ===========       ===========       ===========

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at March 31, 2002 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

                                                                           Carrying Amount
                                                                           ---------------
                                                                             (Unaudited)
Mortgage-backed securities held for trading, at fair value                  $ 10,526,462

Mortgage-backed and investment securities available for sale,
     at fair value                                                           841,539,197
Mortgage-backed securities held to maturity, at amortized
     cost                                                                        505,899
                                                                            ------------
                                                                            $852,571,558
                                                                            ============

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

                                                         March 31,               December 31,
                                                           2002                      2001
                                                     ---------------           ---------------
                                                       (Unaudited)
Real estate loans:
     Residential - first mortgage                    $   924,838,068           $   996,885,290
     Residential - second mortgage                        35,244,402                33,320,705
     Land                                                  9,569,311                 9,187,516
     Construction                                        273,564,166               227,271,477
     Commercial                                          427,056,914               385,171,236
                                                     ---------------           ---------------
                                                       1,670,272,861             1,651,836,224
Undisbursed portion of loans in process                 (101,793,190)              (92,934,804)
Net deferred loan costs                                      161,768                    20,307
                                                     ---------------           ---------------
                                                       1,568,641,439             1,558,921,727
                                                     ---------------           ---------------
Other loans:
     Commercial                                           80,521,509                79,908,650
     Consumer:
        Secured by deposits                               25,463,587                26,175,695
        Secured by real estate                            77,086,217                83,509,393
        Other                                             74,950,431                71,506,951
Unearned interest                                           (259,828)                 (206,654)
                                                     ---------------           ---------------
                                                         257,761,916               260,894,035
                                                     ---------------           ---------------

        Total loans                                    1,826,403,355             1,819,815,762
     Allowance for loan losses                           (18,543,244)              (17,427,698)
                                                     ---------------           ---------------
                                                     $ 1,807,860,111           $ 1,802,388,064
                                                     ===============           ===============

The changes in the allowance for loan losses follow:

                                               Three months ended
                                                    March 31,
                                          ---------------------------
                                            2002               2001
                                          --------           --------
                                                   (Unaudited)
                                             (Dollars in thousands)
Balance, beginning of period              $ 17,428           $ 11,600
Provision for loan losses                    5,000              2,000
Loans charged-off                           (3,989)            (1,641)
Recoveries                                     104                111
                                          --------           --------
Balance, end of period                    $ 18,543           $ 12,070
                                          ========           ========

         The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                            March 31,        December 31,
                                                              2002              2001
                                                            ---------        ------------
                                                                   (Unaudited)
                                                              (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                    $57,572           $50,358
  Residential construction                                       927               871
  Commercial real estate                                      16,853            16,945
  Commercial business                                          3,275             3,105
  Consumer unsecured                                             363               303

                                                             -------           -------
    Total                                                     78,990            71,582
                                                             -------           -------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                         --                --
  Residential construction                                        --                --
  Commercial real estate                                          --                --
  Commercial business                                            308               462
  Consumer                                                       426               428
                                                             -------           -------
    Total accruing loans greater than
      90 days delinquent                                         734               890
                                                             -------           -------

    Total non-performing loans                                79,724            72,472
                                                             -------           -------
Real estate owned, net of reserves                            12,691            10,061
Other repossessed assets                                          69               362
                                                             -------           -------
                                                              12,760            10,423
                                                             -------           -------

    Total non-performing assets                              $92,484           $82,895
                                                             -------           -------
    Total non-performing loans as a
      percentage of total loans (1)                             4.13%             3.79%
                                                             -------           -------

    Total non-performing assets as a
      percentage of total assets                                1.91%             1.78%
                                                             -------           -------

    Allowance for loan losses as a percentage
       of total non-performing loans (2)                       23.26%            24.05%
                                                             -------           -------

     Allowance for loan losses as a percentage
        of total loans outstanding (2)                          0.96%             0.91%
                                                             -------           -------

      Net charge-offs to average loans
         outstanding                                            0.75%             0.32%
                                                             -------           -------

(1) The increase in the ratio was partially caused by significant loan securitizations during 2000, 2001 and the first quarter of 2002, which reduced the amount of loans held in portfolio which are considered in the calculation of the ratio. Without giving effect to loan securitizations, as of March 31, 2002 and December 31, 2001, the ratio of non-performing loans to total loans would have been 2.85% and 2.75%, respectively.

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at March 31, 2002 and December 31, 2001 would have been 1.92% and 83.7%, respectively, and 1.97% and 78.8%, respectively.

NOTE 5 - MORTGAGE LOAN SERVICING

The changes in the servicing asset of the Company follows:

                                              For the three month period ended March 31,
                                                    2002                      2001
                                               -------------             ------------
                                                             (Unaudited)
Balance at beginning of period                 $ 105,146,902             $ 95,078,530

Rights originated                                  5,077,622                5,278,107
Rights purchased                                     238,188                  433,468
Scheduled amortization                            (3,513,102)              (2,663,712)
Unscheduled amortization                          (1,973,491)                (675,000)
Reversal of impairment reserves                      458,633                       --
Other adjustments                                   (619,283)                      --
                                               -------------             ------------

Balance at end of period                       $ 104,815,469             $ 97,451,393
                                               =============             ============

         The portion of the Company's mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                             March 31,           December 31,
                                               2002                  2001
                                            ----------           -------------
                                           (Unaudited)
                                                 (Dollars in Thousands)
Passbook savings                            $  272,171            $  199,756
                                            ----------            ----------

NOW accounts                                    72,296                68,412
Super NOW accounts                             265,084               236,898
Regular checking accounts
   (non-interest bearing)                       71,576                78,213
Commercial checking accounts
   (non-interest bearing)                      105,287               167,781
                                            ----------            ----------
                                               514,243               551,304
                                            ----------            ----------

Certificates of deposit:
     Under $100,000                            372,369               429,913
     $100,000 and over                         850,326               874,495
                                            ----------            ----------
                                             1,222,695             1,304,408
                                            ----------            ----------

Accrued interest payable                         5,567                 5,756
                                            ----------            ----------

                                            $2,014,676            $2,061,224
                                            ==========            ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS TO BUY AND SELL GNMA CERTIFICATES

         As of March 31, 2002, the Company had open commitments to issue GNMA certificates of approximately $30.2 million.

COMMITMENTS TO SELL MORTGAGE LOANS

         As of March 31, 2002 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $281.5 million.

LEASE COMMITMENTS

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

OTHER

         At March 31, 2002, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $559.2 million at March 31, 2002. Liability, if any, under the recourse provisions at March 31, 2002 is estimated by management to be insignificant.

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

         Total employee costs and other expenses before capitalization follows:


                                                              Three month period ended
                                                                      March 31,
                                                             2002                  2001
                                                         -----------            -----------
                                                                    (Unaudited)
Employee costs                                           $16,242,933            $12,697,825
                                                         -----------            -----------

Other administrative and general expenses                $17,170,851            $12,715,609
                                                         -----------            -----------

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company's operations for its traditional banking and mortgage banking activities:


                                                                          (Dollars in thousands)
                                         ---------------------------------------------------------------------------------------
                                                                     Three month period ended March 31,
                                         ---------------------------------------------------------------------------------------
                                                           2002                                          2001
                                         -----------------------------------------     -----------------------------------------
                                                                               (Unaudited)
                                                     Mortgage              Segment                 Mortgage              Segment
                                         Banking     Banking    Other       Totals     Banking     Banking    Other      Totals
                                         -------     --------   ------     -------     -------     --------   -----     --------
Revenues                                 $32,509     $24,492     $1,623     $58,624     $24,797     $17,824     $769     $43,390

Non-interest expenses                     14,668      16,003        725      31,396      10,564      13,656      203      24,423
                                         -------     -------     ------     -------     -------     -------     ----     -------

Income before income taxes
  (and cumulative effect from change
  in accounting principle in 2001)       $17,841     $ 8,489     $  898     $27,228     $14,233     $ 4,168     $566     $18,967
                                         =======     =======     ======     =======     =======     =======     ====     =======

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company's consolidated amounts (unaudited):

                                                             Three month period Ended March 31,
                                                                 2002                 2001
                                                               --------             --------
                                                                   (Dollars in thousands)
Revenues:
Total revenues for reportable segments                         $ 58,624             $ 43,390
Elimination of intersegment revenues                             (1,340)              (1,637)
Corporate revenues                                                  607                   --
                                                               --------             --------

Total consolidated revenues                                    $ 57,891             $ 41,753
                                                               ========             ========


Income before income taxes:

Total income before income taxes for reportable
     segments                                                  $ 27,228             $ 18,967
Elimination of intersegment profits                                 (17)                (479)
Unallocated corporate income (expenses), net                        484                  (63)
                                                               --------             --------

Income before income taxes, consolidated                       $ 27,695             $ 18,425
                                                               ========             ========

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company's consolidated total assets as of March 31, 2002 and December 31, 2001 follows:

                                                        March 31,                December 31,
                                                          2002                       2001
                                                    ---------------             ---------------
                                                      (Unaudited)
Assets:

Banking                                             $ 3,963,615,379             $ 3,929,980,434
Mortgage Banking                                        872,016,298                 843,249,867
Other                                                   107,996,670                   8,082,867
                                                    ---------------             ---------------

Total assets for reportable segments                  4,943,628,347               4,781,313,168
Parent company assets                                   139,794,015                  81,643,383
Elimination of intersegment balances                   (251,994,162)               (198,562,845)
                                                    ---------------             ---------------

Consolidated total assets                           $ 4,831,428,200             $ 4,664,393,706
                                                    ===============             ===============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         R&G Financial Corporation (the "Company") is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities brokerage and insurance activities. The Company, currently in its 30th year of operations, operated 68 branch offices (38 mortgage offices in Puerto Rico, 4 mortgage offices in the United States, and 26 bank branches mainly located in the northeastern section of Puerto Rico) as of March 31, 2002.

         On December 19, 2001, the Company entered into a definitive merger agreement pursuant to which it will acquire The Crown Group, Inc., a Florida corporation, and its wholly-owned savings bank subsidiary, Crown Bank, a Federal Savings Bank, hereinafter collectively referred to as "Crown." Crown, which had total assets of $664 million, total deposits of $461 million and stockholders' equity of $64 million as of March 31, 2002, operates in the Tampa-St. Petersburg-Clearwater and Orlando metropolitan areas through 14 full-service offices.

         The Orlando market is one of the fastest growing markets in Florida, both generally and for Hispanics in particular, and provides the Company with what it believes is a cost effective way to access the Hispanic markets in the United States, while providing a strong platform for further expansion in Florida. Crown's balance sheet is complementary to the Company's, and is predominantly secured by real estate.

         Under the terms of the merger agreement, as amended, holders of Crown common stock will receive an aggregate of $100.0 million in cash. The acquisition, which is expected to be accretive to our earnings per share in 2002, is expected to close during the second quarter of 2002, pending the receipt of all requisite regulatory approvals and the approval of Crown's shareholders.

         The Company provides a full range of banking services through R-G Premier Bank of Puerto Rico, a Puerto Rico commercial bank. Banking activities include commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a diversified range of deposit products and, to a lesser extent, trust and investment services through its private banking department.

         Mortgage banking activities are conducted through R&G Mortgage Corp., Puerto Rico's second largest mortgage banker, The Mortgage Store of Puerto Rico, Inc., also a Puerto Rico mortgage company, and Continental Capital Corporation, a New York mortgage banking company with offices in New York and North Carolina. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         The Company began insurance operations in November 2000 through Home & Property Insurance Corp., a Puerto Rico insurance agency, and securities brokerage in early 2002 through R&G Investments Corporation, a Puerto Rico licensed broker-dealer.

         The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial's mortgage servicing portfolio increased to approximately $7.3 billion as of March 31, 2002, from $6.8 billion as of the same date a year ago, an increase of 7.6%. R&G Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At March 31, 2002, the Company held securities available for sale with a fair market value of $2.2 billion, which included $1.6 billion of mortgage-backed securities, of which $515.8 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

         A substantial portion of R&G Financial's total mortgage loan originations has been comprised of refinance loans. R&G Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

         R&G Financial customarily sells or securitizes into mortgage-backed securities substantially all the loans it originates, except for certain non-conforming conventional mortgage loans and certain consumer, construction, land, and commercial loans which are held for investment and classified as loans receivable.

FINANCIAL CONDITION

         At March 31, 2002, total assets amounted to $4.8 billion, as compared to $4.7 billion at December 31, 2001. The $167.0 million or 3.6% increase in total assets between the comparable periods was primarily the result of a $159.1 million or 7.6% increase in mortgage-backed and investment securities available for sale.

         At March 31, 2002, R&G Financial had $2.2 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $2.1 billion at December 31, 2001. R&G Financial utilized repurchase agreements and FHLB advances to fund its growth during the period.

         At March 31, 2002, R&G Financial's allowance for loan losses totaled $18.5 million, which represented a $1.1 million or 6.4% increase from the level maintained at December 31, 2001. At March 31, 2002, R&G Financial's allowance represented approximately 0.96% of the total loan portfolio and 23.26% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 1.92% and 83.7%, respectively, at March 31, 2002. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio.

         Non-performing loans amounted to $79.7 million at March 31, 2002, an increase of $7.3 million when compared to $72.5 million at December 31, 2001. At March 31, 2002, $57.6 million or 72.2% of non-performing loans consisted of residential mortgage loans, which have resulted to a large extent from increased delays over the period in the foreclosure process in Puerto Rico. Because of the nature of the real estate collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs as a percentage of average loans outstanding amounted to 0.32% during 2001 and 0.17% during 2000. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans increased from 3.79% to 4.13% from December 31, 2001 to March 31, 2002, the increase in the ratio was made larger than it would otherwise have been due to significant loan securitizations during 2000, 2001 and the first quarter of 2002, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, during the three months ended March 31, 2002 and December 31, 2001, the ratio of non-performing loans to total loans would have been 2.85% and 2.75%, respectively.

         Stockholders' equity increased from $459.1 million at December 31, 2001 to $534.4 million at March 31, 2002. The $75.3 million or 16.4% increase was due primarily to the issuance of 2,760,000 shares of the Company's 7.25% Non-Cumulative Perpetual Monthly Income Preferred Stock, Series D, in March 2002 for aggregate net proceeds of $66.6 million, as well as the net income recognized during the period.

RESULTS OF OPERATIONS

         During the three months ended March 31, 2002, R&G Financial reported net income of $21.5 million or $0.58 of earnings per diluted share, compared to $13.3 million before the cumulative effect of a change in accounting principle, or $0.39 of earnings per diluted share for the comparative three month period ended March 31, 2001.

         Net interest income increased by $13.8 million or 76.2% during the comparable period to $32.0 million, primarily due to an increase in the average balance of interest-earning assets, together with a 74 basis point increase in the net interest margin, from 2.18% to 2.92%. The provision for loan losses amounted to $5.0 million during the three months ended March 31, 2002, a 150% increase over the prior comparable period, as R&G Financial increased it general reserves reflecting the continued growth in commercial lending, which involves greater credit risk than residential lending.

         R&G Financial also experienced an increase in non-interest income during the three months ended March 31, 2002 over the comparable period. Net gain on sale of loans increased by $2.7 million or 17.8% over the prior comparable period, which was due both to the volume of loans sold as well as the increased profits made on loans sold. Loan administration and servicing fees also increased by $1.3 million or 16.0% over the comparable periods, due to the growth in the loan servicing portfolio.

         Total expenses increased by $6.9 million or 29.4% during the three months ended March 31, 2002 over the comparable period, primarily due to a $2.5 million or 32.6% increase in employee compensation and benefits associated with general growth in Company operations as well as to accommodate increased loan production, and a $8.1 million or 67.8% increase in other administrative and general expenses, primarily due to increased amortization on the Company's servicing assets as well as increased advertising expenses related to increased loan production and other marketing initiatives.

INTEREST RATE RISK MANAGEMENT

         The following table summarizes the anticipated maturities or repricing or R&G Financial's interest-earning assets and interest-bearing liabilities as of March 31, 2002, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company's mortgage banking business as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

                                              Within         Four to       More Than      More Than
                                               Three          Twelve      One Year to    Three Years     Over Five
(Dollars in Thousands)                        Months          Months      Three Years   to Five Years      Years           Total
                                           -----------      ---------     -----------   -------------    ----------     ----------
Interest-earning assets(1):

Loans receivable:
     Residential real estate loans         $   215,384      $  86,075      $ 194,720      $ 155,186      $  318,287     $  969,652
     Construction loans                        167,302          4,439             30             --              --        171,771
     Commercial real estate loans              427,056             --             --             --              --        427,056
     Consumer loans                             57,816         35,560         51,143         21,802          11,179        177,500
     Commercial business loans                  63,386          7,103          8,109          1,555             369         80,522
Mortgage loans held for sale                    32,436        224,491             --             --              --        256,927
Mortgage-backed securities(2)(3)               176,838        398,899        244,052        194,568         744,565      1,758,922
Investment Securities(3)                       122,273         82,394        213,567        188,519          27,431        634,184
Other interest-earning assets(4)                90,784             --             --             --              --         90,784
                                           -----------      ---------      ---------      ---------      ----------     ----------

Total                                      $ 1,353,275      $ 838,961      $ 711,621      $ 561,630      $1,101,831     $4,567,318

Interest bearing liabilities:

Deposits(5)
     NOW and Super NOW accounts            $    16,897      $  47,231      $  51,918      $  42,054      $  179,280     $  337,380
     Passbook saving  accounts                   6,804         19 732         49,127         39,302         157,206        272,171
     Regular and commercial checking             8,841         24,759         27,220         22,048          93,995        176,863
     Certificates of Deposit                   401,261        354,664        174,129        289,654           2,987      1,222,695
FHLB Advances                                  221,000             --         78,125        228,000              --        527,125
Securities sold under agreements to
   repurchase(6)                               597,395        247,120        188,781        268,122         138,200      1,439,618
Other borrowings(7)                             57,064        139,582          2,289             --              --        198,935
                                           -----------      ---------      ---------      ---------      ----------     ----------

Total                                        1,309,262        833,088        571,589        889,160         571,668      4,174,787

Effect of hedging instruments                  355,000       (200,000)       (10,000)       (65,000)        (80,000)            --
                                           -----------      ---------      ---------      ---------      ----------     ----------

Excess (deficiency) of interest-earnings
assets over interest-bearing liabilities   $   399,013     $ (194,127)     $ 130,032      $(392,550)     $  450,163     $  392,531
                                           -----------      ---------      ---------      ---------      ----------     ----------

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities               $   399,013     $  204,886     $  334,918     $  (57,632)     $  392,531

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                   8.26%          4.24%          6.93%         (1.19)%          8.12%

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

(6)      Includes federal funds purchased, if any.

(7)      Comprised of warehousing lines, notes payable and other borrowings.

---------------

         As of March 31, 2002, the Company had a one year positive gap of approximately $204,886 million which constituted 4.24% of total assets at such date, compared to a positive gap of approximately $462.6 million or 9.92% of total assets at December 31, 2001. R&G Financial's positive gap within one year at March 31, 2002 and December 31, 2001 is due primarily to an increasing amount of adjustable rate loans resulting from greater emphasis in commercial and construction lending as well as to the extension during 2001 of the maturity dates of certain borrowings of the Company into longer-term maturities at very attractive rates, taking advantage of reductions in interest rates during such year. The Company estimates that as of March 31, 2002, close to 45% of all borrowings of the Company have maturity dates longer than one year. In addition, the Company has entered into certain derivative instruments and increased its portfolio of investment securities held for trading, reducing its gap exposure.

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


                                                                   For the three month period ended March 31,
                                                                 2002                                      2001
                                                   ----------------------------------      -----------------------------------
                                                     Average                   Yield/        Average                    Yield/
            (Dollars in Thousands)                   Balance      Interest      Rate         Balance      Interest      Rate
                                                   ----------     --------     ------      ----------     --------      ------
Interest-Earning Assets:

Cash and cash equivalents(1)                       $   40,204      $   232      2.31%      $   44,287      $   609      5.50%
Investment securities available for sale              542,083        7,754      5.72          349,735        5,939      6.79
Investment securities held to maturity                 23,686          322      5.44            3,687           53      5.75
Mortgage-backed securities held for trading            93,042        1,261      5.42           92,657        1,711      7.39
Mortgage-backed securities available for sale       1,494,962       23,155      6.20        1,019,067       16,064      6.31
Mortgage-backed securities held to maturity            51,369          761      5.93           19,440          295      6.07
Loans receivable, net(2)                            2,075,727       38,503      7.42        1,759,195       37,428      8.51
FHLB of New York Stock                                 67,377          731      4.34           46,240          770      6.66
                                                   ----------      -------    ------       ----------      -------    ------

Total interest-earning assets                       4,388,450      $72,719      6.63%       3,334,308      $62,869      7.54%
                                                   ----------      -------    ------       ----------      -------    ------

Non-interest-earning assets                           359,461                                 271,150
                                                   ----------      -------    ------       ----------      -------    ------

Total assets                                       $4,747,911                              $3,605,458
                                                   ==========      =======    ======       ==========      =======    ======

Interest-Bearing Liabilities:

Deposits                                           $2,062,033      $20,826      4.04%      $1,688,221      $23,076      5.47%
Securities sold under agreements to
   repurchase(3)                                    1,309,024       12,343      3.77          844,030       12,556      5.95
Notes payable                                         257,008        1,772      2.76          178,107        2,044      4.59
Other borrowings(4)                                   494,135        5,773      4.67          487,918        7,026      5.76
                                                   ----------      -------    ------       ----------      -------    ------

Total interest-bearing liabilities                  4,122,200      $40,714      3.95%       3,198,276      $44,702      5.59%
                                                   ----------      -------    ------       ----------      -------    ------

Non-interest-bearing liabilities                      128,960                                  58,033
                                                   ----------      -------    ------       ----------      -------    ------

Total liabilities                                   4,251,160                               3,256,309
                                                   ----------      -------    ------       ----------      -------    ------

Stockholders' equity                                  496,751                                 349,149
                                                   ----------      -------    ------       ----------      -------    ------

Total liabilities and stockholders' equity         $4,747,911                              $3,605,458
                                                   ==========      =======    ======       ==========      =======    ======

Net interest income; interest rate spread(5)                       $32,005      2.68%                      $18,167      1.95%
                                                                   =======    ======                       =======    ======

Net interest margin                                                             2.92%                                   2.18%
                                                                              ======                                  ======

Average interest-earning assets to average
   interest-bearing liabilities                                               106.46%                                 104.25%
                                                                              ======                                  ======

                                                         (footnotes on page 25)

---------------

(1) Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and federal funds sold.

(2)      Includes mortgage loans held for sale and non-accrual loans.

(3)      Includes federal funds purchased, if any.

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

                                                               At or for the three months ended
                                                                            March 31,
                                                               ---------------------------------
                                                                   2002                  2001
                                                               -----------            ----------
                                                                       (Dollars in Thousands)
Composition of Servicing Portfolio at period end:
   GNMA                                                        $ 2,873,566            $3,018,637
   FNMA/FHLMC                                                    2,562,129             2,075,226
   Other mortgage loans (3)                                      1,875,371             1,697,698
                                                               -----------            ----------
Total servicing portfolio (3)                                  $ 7,311,066            $6,791,561
                                                               ===========            ==========

Activity in the Servicing Portfolio:
  Beginning servicing portfolio                                $ 7,224,591            $6,634,059
  Add: Loan originations and purchases                             457,818               393,512
         Servicing of portfolio loans acquired                       1,798                 1,361
  Less: Sale of servicing rights(1)                                (55,423)              (41,249)
         Run-offs(2)                                              (317,718)             (196,122)
                                                               -----------            ----------
  Ending servicing portfolio(3)                                $ 7,311,066            $6,791,561
                                                               ===========            ==========
  Number of loans serviced                                         113,456               111,925
  Average loan size                                            $        64            $       61
  Average servicing fee rate                                          0.52%                 0.50%

---------------

(1)      Corresponds to loans sold, servicing released, by Continental Capital.

(2) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3) At the dates shown, included $942.6 million and $986.2 million of loans serviced for the Bank, respectively, which constituted 12.9% and 14.5% of the total servicing portfolio, respectively.

---------------

         Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2002 less than 7% of the Company's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial's servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company's servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial's servicing portfolio. During the quarter ended March 31, 2002 and 2001, the Company recognized $1,973,000 and $675,000, respectively, of unscheduled amortization on mortgage servicing rights.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2002, the Company had $105.5 million in borrowing capacity under unused warehousing and other lines of credit, $670.9 million in borrowings capacity under unused lines of credit with the FHLB of New York and $25 million under unused fed funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At March 31, 2002, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $176.2 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at March 31, 2002, and borrowings that are scheduled to mature within the same period amounted to $1.2 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

         In December 2001, the Company entered into a definite merger agreement, as amended, pursuant to which it will acquire The Crown Group, Inc., a Florida savings and loan holding company, and its wholly-owned savings bank subsidiary, Crown Bank, a Federal Savings Bank, hereinafter collectively referred to as "Crown". The cost of the acquisition to R-G Financial is $100 million of cash.

         In March 2002, the Company completed the public offering of its Series D Non-Cumulative Perpetual Monthly Income Preferred Stock, with aggregate gross proceeds of $69.0 million. In April 2002, the Company completed the private issuance of $25.0 million pooled trust preferred securities. Both of these transactions facilitate the funding for the Crown acquisition. The Company expects the balance of the funds for the Crown acquisition will come from its general working capital.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2002, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.62%, 12.04% and 12.86%, respectively.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risks at December 31, 2001 are presented in Item 7A of the Company's Annual report on Form 10-K. Information at March 31, 2002 is presented on page 21 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 2001.

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

ITEM 6: Exhibits and Reports on Form 8-K

         a)       Exhibits

                  None

         b) The Registrant filed a report on Form 8-K on February 28, 2002, announcing that it had entered into a Second Amendment to the Agreement and Plan of Reorganization between the Registrant, its Florida subsidiary, R&G Acquisition Holdings Corporation and The Crown Group, Inc. and its wholly-owned subsidiary Crown Bank, a Federal Savings Bank.

                  The Registrant filed a report on Form 8-K on March 7, 2002 announcing the filing of the definitive Certificate of Designation for its 7.25% Non-Cumulative Perpetual Monthly Income Preferred Stock, Series D, the offering for which closed on March 5, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       R&G FINANCIAL CORPORATION



Date: May 15, 2002                     By: /s/ VICTOR J. GALAN
                                          --------------------------------------
                                          Victor J. Galan, Chairman
                                          and Chief Executive Officer
                                          (Principal Executive Officer)



                                       By: /s/ JOSEPH R. SANDOVAL
                                          --------------------------------------
                                          Joseph R. Sandoval
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)