Form 10-Q
period 2002-06-30
R&G FINANCIAL CORP
filed 2002-08-14
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO .
         ---------------------

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

                                 YES [X]    NO [  ]

Number of shares of Class B Common Stock outstanding as of June 30, 2002:
15,324,553 (Does not include 16,053,056 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX




                                                                                                               Page
                                                                                                               -----
PART I  -  FINANCIAL INFORMATION


ITEM 1.  Consolidated Financial Statements .......................................................................3

                  Consolidated Statements of Financial Condition as of
                           June 30, 2002 (Unaudited) and December 31, 2001........................................3

                  Consolidated Statements of Income for the Three and Six
                           Months Ended June 30, 2002 and 2001 (Unaudited)........................................4

                  Consolidated Statements of Comprehensive Income for the Three and Six
                           Months Ended June 30, 2002 and 2001 (Unaudited)........................................5

                  Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2002 and 2001 (Unaudited) ............................................. 6

                  Notes to Unaudited Consolidated Financial Statements .......................................... 7


ITEM 2.  Management's Discussion and Analysis....................................................................19

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk..............................................29

PART II  - OTHER INFORMATION

ITEM 1.  Legal Proceedings ......................................................................................30

ITEM 2.  Changes in Securities ................................................................................. 30

ITEM 3.  Defaults upon Senior Securities ........................................................................30

ITEM 4.  Submission of Matters ..................................................................................30

ITEM 5.  Other Information ......................................................................................31

ITEM 6.  Exhibits and Reports on Form 8-K .......................................................................31

             Signatures .........................................................................................31

                         PART 1 - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                             June 30,            December 31,
                                                                                              2002                   2001
                                                                                          -----------------------------------
                                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                                   $   90,679,867        $   79,223,030
Money market investments:
    Securities purchased under agreements to resell                                                   --            15,023,590
    Time deposits with other banks                                                            34,003,557            63,477,978
Mortgage loans held for sale, at lower of cost or market                                     229,996,061           236,434,204
Mortgage backed securities held for trading, at fair value                                    55,047,783            75,796,172
Trading securities pledged on repurchase agreements, at fair value                            31,520,214            18,151,659
Mortgage backed and investment securities available for sale, at fair value                2,004,597,788         1,566,895,312
Available for sale securities pledged on repurchase agreements                               557,695,642           514,783,468
Mortgage backed and investment securities held to maturity, at amortized cost
(estimated market value: 2002 - $29,457,701; 2001 - $60,682,234)                              28,369,680            60,425,371
Held to maturity securities pledged on repurchase agreements, at amortized cost
(estimated market value: 2002 - $49,539,052; 2001 - $15,445,319)                              49,936,720            15,206,183
Loans receivable, net                                                                      2,438,609,232         1,802,388,064
Accounts receivable, including advances to investors, net                                     32,320,634            23,056,424
Accrued interest receivable                                                                   41,047,062            35,426,760
Servicing asset                                                                              146,198,543           105,146,902
Premises and equipment                                                                        36,663,903            22,401,045
Other assets                                                                                  97,467,339            30,557,544
                                                                                          --------------        --------------
                                                                                          $5,874,153,025        $4,664,393,706
                                                                                          ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                             $2,534,721,688        $2,061,223,825
     Fed funds purchased                                                                      10,000,000                    --
     Securities sold under agreements to repurchase                                        1,602,394,036         1,396,938,849
     Notes payable                                                                           178,801,746           195,586,855
     Advances from FHLB                                                                      836,725,000           464,125,000
     Other borrowings                                                                         10,899,373             7,971,888
     Accounts payable and accrued liabilities                                                 94,874,356            71,867,012
     Other liabilities                                                                         9,373,165             7,559,690
                                                                                          --------------        --------------
                                                                                           5,277,789,364         4,205,273,119
                                                                                          --------------        --------------
Company-obligated mandatorily redeemable trust preferred securities                           25,000,000                    --
                                                                                          --------------        --------------
Stockholders' equity:
     Preferred stock, $.01 par value, 20,000,000 shares authorized, non-cumulative perpetual monthly income preferred stock, $25 liquidation value:
         7.40% Series A,  2,000,000 shares authorized, issued and outstanding                 50,000,000            50,000,000
         7.75% Series B, 1,000,000 shares authorized, issued and outstanding                  25,000,000            25,000,000
         7.60% Series C,  2,760,000 shares authorized, issued and outstanding                 69,000,000            69,000,000
         7.25% Series D, 2,760,000 shares authorized, issued and outstanding                  69,000,000                    --
     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 16,053,056
           issued  and outstanding in 2002 (2001-18,440,556)                                     160,531               160,531
          Class B - $.01 par value, 60,000,000 shares authorized, 15,324,553
           issued  and outstanding in 2002 (2001-10,237,675)                                     153,220               152,413
     Additional paid-in capital                                                               69,362,780            71,254,084
     Retained earnings                                                                       263,179,181           229,997,012
     Capital reserves of the Bank                                                             11,629,328            11,629,328
     Accumulated other comprehensive income                                                   14,865,245             1,927,219
                                                                                          --------------        --------------
                                                                                             571,363,661           459,120,587
                                                                                          --------------        --------------
                                                                                          $5,874,153,025        $4,664,393,706
                                                                                          ==============        ==============


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three month                       Six month
                                                                           period ended                      period ended
                                                                              June 30,                          June 30,
                                                                     ---------------------------     -----------------------------
                                                                       2002            2001             2002             2001
                                                                     ------------   ------------     ------------     ------------
                                                                            (Unaudited)                    (Unaudited)
                                                                            (Dollars in thousands except for per share data)
Interest income:
     Loans                                                           $     38,980   $     36,356     $     77,483     $     73,784
     Money market and other investments                                     9,594          8,238           18,633           15,608
     Mortgage-backed securities                                            29,041         19,897           54,218           37,968
                                                                     ------------   ------------     ------------     ------------
          Total interest income                                            77,615         64,491          150,334          127,360
                                                                     ------------   ------------     ------------     ------------
Interest expense:
      Deposits                                                             20,764         22,619           41,590           45,695
      Securities sold under agreements to repurchase                       12,713         11,960           25,056           24,516
      Notes payable                                                         1,585          2,978            3,357            5,022
      Other                                                                 6,504          5,513           12,277           12,539
                                                                     ------------   ------------     ------------     ------------
          Total interest expense                                           41,566         43,070           82,280           87,772
                                                                     ------------   ------------     ------------     ------------
Net interest income                                                        36,049         21,421           68,054           39,588
Provision for loan losses                                                  (4,550)        (2,100)          (9,550)          (4,100)
                                                                     ------------   ------------     ------------     ------------
Net interest income after provision for loan losses                        31,499         19,321           58,504           35,488
                                                                     ------------   ------------     ------------     ------------
Other income:
     Net gain on origination and sale of loans                             15,751         11,948           33,461           26,986
     Loan administration and servicing fees                                10,320          8,670           19,624           16,693
     Service charges, fees and other                                        4,060          3,380            7,932            5,905
                                                                     ------------   ------------     ------------     ------------
                                                                           30,131         23,998           61,017           49,584
                                                                     ------------   ------------     ------------     ------------

          Total revenues                                                   61,630         43,319          119,521           85,072
                                                                     ------------   ------------     ------------     ------------

Operating expenses:
     Employee compensation and benefits                                     9,544          7,299           19,552           14,849
     Office occupancy and equipment                                         4,706          4,119            8,968            8,021
     Other administrative and general                                      17,550         12,448           33,476           24,324
                                                                     ------------   ------------     ------------     ------------
                                                                           31,800         23,866           61,996           47,194
                                                                     ------------   ------------     ------------     ------------
Income before income taxes and cumulative effect from
     change in accounting principle                                        29,830         19,453           57,525           37,878
                                                                     ------------   ------------     ------------     ------------
Income tax expense (benefit):
     Current                                                                7,199          3,015           12,695            7,211
     Deferred                                                                (481)         1,000              185            1,900
                                                                     ------------   ------------     ------------     ------------
                                                                            6,718          4,015           12,880            9,111
                                                                     ------------   ------------     ------------     ------------

Income before cumulative effect
     from change in accounting principle                                   23,112         15,438           44,645           28,767
Cumulative effect from change in accounting principle,
     net of income tax benefit of $206                                         --             --               --             (323)
                                                                     ------------   ------------     ------------     ------------
          Net income                                                 $     23,112   $     15,438     $     44,645     $     28,444
                                                                     ============   ============     ============     ============
          Earnings per common share before cumulative
             effect from change in accounting principle - Basic      $       0.60   $       0.44     $       1.19     $       0.85
          Earnings per common share before cumulative
             effect from change in accounting principle - Diluted    $       0.59   $       0.43     $       1.17     $       0.82
Earnings per common share - Basic                                    $       0.60   $       0.44     $       1.19     $       0.83
                          - Diluted                                  $       0.59   $       0.43     $       1.17     $       0.81
Weighted average number of shares outstanding - Basic                  31,306,700     28,766,054       31,301,387       28,719,992
                                              - Diluted                31,654,798     29,483,654       31,654,636       29,439,720



        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                 Three month                    Six month
                                                                 period ended                  period ended
                                                                    June 30,                      June 30,
                                                            -----------------------       -----------------------
                                                              2002           2001           2002          2001
                                                            --------       --------       --------       --------
                                                                 (Unaudited)                   (Unaudited)
                                                                            (Dollars in thousands)

Net income                                                  $ 23,112       $ 15,438       $ 44,645       $ 28,444
                                                            --------       --------       --------       --------

Other comprehensive income, before tax:

Unrealized gains (losses):

Cash flow hedges                                              (3,201)        (3,751)        (1,205)        (5,742)
                                                            --------       --------       --------       --------

Investment securities:
     Arising during period                                    36,697         (3,821)        22,614          5,047
     Less: Reclassification adjustments for (gains)
                 losses included in net income                  (146)           228           (221)        (1,244)
                                                            --------       --------       --------       --------
                                                              36,551         (3,593)        22,393          3,803
                                                            --------       --------       --------       --------
                                                              34,405         (7,344)        21,188         (1,939)

Income tax (expense) benefit related to items of other
     comprehensive income                                    (12,993)         2,864         (8,250)           756
                                                            --------       --------       --------       --------
                                                              20,357         (4,480)        12,938         (1,183)
Cumulative effect from change in accounting principle,
     net of income taxes of $745                                  --             --             --          1,166
                                                            --------       --------       --------       --------
Other comprehensive income                                    20,357         (4,480)        12,938            (17)
                                                            --------       --------       --------       --------

Comprehensive income, net of tax                            $ 43,469       $ 10,958       $ 57,583       $ 28,427
                                                            ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six month period ended
                                                                                                      June 30,
                                                                                          ------------------------------
                                                                                            2002                     2001
                                                                                                     (Unaudited)
Cash flows from operating activities:                                                            (Dollars in thousands)
     Net income                                                                           $        44,645       $  28,444
                                                                                          ---------------       ---------
           Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                            3,205           3,180
           Amortization of premium on investment securities, net                                    1,624             208
           Amortization of servicing rights                                                        10,922           6,621
           Reversal of impairment reserves                                                           (459)             --
           Provision for loan losses                                                                9,550           4,100
           Provision for bad debts in accounts  receivable                                             --             450
           Gain on sales of  loans                                                                     --            (225)
           Gain on sales of mortgage-backed and investment securities available for sale             (221)         (1,244)
           Unrealized (profit) loss on trading securities and derivative instruments                 (241)            725
           Increase in mortgage loans held for sale                                               (26,296)       (151,499)
           Net decrease (increase) in mortgage-backed  securities held for trading                  7,604         (40,607)
           Increase in receivables                                                                (12,139)        (11,757)
           Increase in other assets                                                                  (681)         (8,856)
           (Decrease) increase in notes payable and other borrowings                              (13,858)        119,094
           Increase in accounts payable and accrued liabilities                                     8,325           7,831
           Increase in other liabilities                                                            1,054           4,394
                                                                                          ---------------       ---------
               Total adjustments                                                                  (11,611)        (67,584)
                                                                                          ---------------       ---------
               Net cash provided by (used in) operating activities                                 33,034         (39,140)
                                                                                          ---------------       ---------
Cash flows from investing activities:
      Purchases of investment securities                                                         (663,165)       (412,389)
      Proceeds from sales of securities available for sale                                        386,537         158,041
      Proceeds from maturities of securities held to maturity                                          --              --
      Principal repayments on mortgage-backed securities and redemptions of
        investment securities                                                                     308,093         208,783
      Net assets acquired, net of cash received                                                   (63,679)             --
      Proceeds from sales of loans                                                                     --          63,676
      Net originations of loans                                                                  (523,772)       (386,181)
      Purchases of  FHLB stock, net                                                               (20,887)         (6,833)
      Acquisition of premises and equipment                                                        (4,244)         (2,952)
      Acquisition of servicing rights                                                             (19,037)        (12,350)
                                                                                          ---------------       ---------
               Net cash used in investing activities                                             (600,154)       (390,205)
                                                                                          ---------------       ---------
Cash flows from financing activities:
     Increase in deposits - net                                                                     5,359         163,389
     Increase (decrease) in federal funds purchased                                                10,000         (25,000)
     Increase in securities sold under agreements to repurchase - net                             185,352         295,209
     Advances from (repayments to) FHLB, net                                                      254,500         (96,375)
     Proceeds from issuance of preferred stock                                                     90,799          66,602
     Proceeds from issuance of common stock                                                           519          28,225
     Cash dividends:
          Common stock                                                                             (4,944)         (3,549)
          Preferred stock                                                                          (7,506)         (4,479)
                                                                                          ---------------       ---------
               Net cash provided by financing activities                                          534,079         424,022
                                                                                          ---------------       ---------
Net decrease in cash and cash equivalents                                                         (33,041)         (5,323)
Cash and cash equivalents at  beginning of  period                                                157,724          69,090
                                                                                          ---------------       ---------
Cash and cash equivalents at end of period                                                $       124,683       $  63,767
                                                                                          ===============       =========

Cash and cash equivalents include:
     Cash and due from banks                                                              $        90,680       $  34,939
     Securities purchased under agreements to resell                                                   --          11,001
     Time deposits with other banks                                                                34,003          17,827
                                                                                          ---------------       ---------
                                                                                          $       124,683       $  63,767
                                                                                          ===============       =========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -         REPORTING ENTITY AND BASIS OF PRESENTATION


REPORTING ENTITY

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the "Company"), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank of Puerto Rico (the "Bank"), a commercial bank, Crown Bank, a Federal Savings Bank ("Crown Bank"), a federal savings bank, R&G Mortgage Corp. ("R&G Mortgage"), a Puerto Rico corporation, R&G Investments Corporation, a Puerto Rico corporation and a licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 30th year of operations, operates as a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999, and is primarily engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

         On June 7, 2002, the Company acquired The Crown Group, Inc., a Florida corporation, and its wholly-owned savings bank subsidiary, Crown Bank, a Federal Savings Bank ("Crown Bank"), hereinafter collectively referred to as "Crown," for an aggregate of $100.0 million in cash. Crown had total assets of $723.1 million and total deposits of $472.6 million as of June 30, 2002. The acquisition resulted in goodwill totaling approximately $45.8 million which is included in other assets in the accompanying consolidated statement of financial condition as of June 30, 2002.

         The Bank and Crown Bank provide a full range of banking services, including residential, commercial and personal loans and a diversified range of deposit products. The Bank operates through twenty-six branches located mainly in the northeastern part of the Commonwealth of Puerto Rico, and Crown Bank operates in the Orlando and Tampa/St. Petersburg metropolitan areas through 14 full-service offices. The Bank also provides private banking, trust and other financial services to its customers. The Bank and Crown Bank are subject to the regulations of certain federal and local agencies, and undergo periodic examinations by those regulatory agencies.

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

         R&G Mortgage also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families), through its wholly-owned subsidiary, The Mortgage Store of Puerto Rico.

         The Company also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through Continental Capital Corp. ("Continental Capital"), a wholly-owned subsidiary of Crown Bank.

         The Company also owns R&G Acquisition Holdings Corporation, a Florida corporation and saving and loan holding company, which is the parent of Crown Bank. In April 2002, R&G Acquisition Holdings Corporation formed R&G Capital Trust I, a Delaware statutory business trust, which issued $25.0 million of trust preferred securities in a private placement. The Company has guaranteed certain obligations of R&G Acquisition Holdings to R&G Capital Trust I.

         Effective July 12, 2002 the Company began trading of its Class B Common Stock on the New York Stock Exchange ("NYSE") under the new symbol "RGF." The Company concurrently voluntarily delisted its Class B Common Stock trading on the NASDAQ National Market under the symbol "RGFC."

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial condition as of June 30, 2002 and the results of operations and changes in its cash flows for the three and six months ended June 30, 2002 and 2001.

         The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

BASIS OF CONSOLIDATION

         All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities." Upon the adoption of this Statement, the Company recognized a gain of approximately $1.9 million as other comprehensive income in stockholders' equity related to derivative instruments that were designated as cash flow hedges, and a loss of approximately $529,000 in the income statement related to derivative instruments that did not qualify for hedge accounting.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. The adoption of this Statement did not have an effect on the consolidated financial position or results of operations of the Company.

On January 1, 2002, the Company adopted also SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

During the first quarter of 2002, based on further evaluation of the adoption effects of SFAS No. 142, management determined that the initial adoption of this Statement on January 1, 2002 had no effect on the financial conditions or results of operations of the Company.

NOTE 2  -         EARNINGS PER SHARE


         Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. Outstanding stock options granted in connection with the Company's Stock Option Plan (348,098 and 717,600 during the three month periods ended June 30, 2002 and 2001, respectively, and 353,249 and 719,728 during the six month periods ended June 30, 2002 and 2001, respectively), are included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

      Three month               Six month
      period ended             period ended
        June 30,                 June 30,
    2002         2001        2002        2001
--------------------------------------------------

  $0.08125    $0.04875      $0.1575    $0.12375



NOTE 3  -         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.


                                                             June 30,             December 31,
                                                               2002                   2001
                                                       ---------------------   --------------------
                                                            (Unaudited)

MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

     GNMA certificates                                      $12,457,313             $18,151,659
     FHLMC certificates                                      74,110,684              75,796,172
                                                            ------------         ---------------
                                                            $86,567,997             $93,947,831
                                                            ============         ===============

                                                                   June 30, 2002                      December 31, 2001
                                                         -------------------------------------------------------------------------
                                                          Amortized              Fair             Amortized              Fair
                                                             cost                value               cost                value
                                                         --------------      --------------      --------------      --------------
                                                                     (Unaudited)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

Collateralized mortgage obligations (CMO),
CMO residuals (interest only), interest only strips
     (IO's) and other mortgage-backed securities         $  367,442,719      $  372,506,550      $  248,894,118      $  250,208,322
                                                         --------------      --------------      --------------      --------------


FNMA certificates:
     Due from five to ten years                                 434,794             450,759             538,047             549,144
     Due over ten years                                     261,131,336         268,881,984         266,495,176         270,935,878
                                                         --------------      --------------      --------------      --------------
                                                            261,566,130         269,332,743         267,033,223         271,485,022
                                                         --------------      --------------      --------------      --------------
FHLMC certificates:
     Due within one year                                          6,840               7,046                  --                  --
     Due from one to five years                                  43,202              43,999              73,195              74,382
     Due from five to ten years                               1,175,592           1,218,966           1,264,702           1,292,010
     Due over ten years                                     673,421,180         685,259,781         435,662,149         437,026,277
                                                         --------------      --------------      --------------      --------------
                                                            674,646,814         686,529,792         437,000,046         438,392,669
                                                         --------------      --------------      --------------      --------------
GNMA certificates:
      Due from one to five years                                 25,030              25,155              50,063              50,313
      Due from five to ten years                             14,849,198          14,864,137          11,053,286          11,172,001
      Due over ten years                                    492,228,988         490,930,098         513,507,515         511,638,456
                                                         --------------      --------------      --------------      --------------
                                                            507,103,216         505,819,390         524,610,864         522,860,770
                                                         --------------      --------------      --------------      --------------

                                                          1,810,758,879       1,834,188,475       1,477,538,251       1,482,946,783
                                                         --------------      --------------      --------------      --------------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

Mortgage securities portfolio mutual funds                   18,079,833          18,158,181                  --                  --
                                                         --------------      --------------      --------------      --------------

Puerto Rico Government and Agencies Obligations-
      Due over ten years                                     15,716,063          15,716,063                  --                  --
                                                         --------------      --------------      --------------      --------------
U.S. Government and Agencies securities:
      Due within one year                                     7,000,000           7,038,850           9,600,000           9,806,480
      Due from one to five years                            341,320,396         344,994,653         156,522,492         157,408,260
      Due from five to ten years                            169,709,201         174,563,637         307,109,665         310,937,946
                                                         --------------      --------------      --------------      --------------
                                                            518,029,597         526,597,140         473,232,157         478,152,686
                                                         --------------      --------------      --------------      --------------

Corporate debt obligations:
     Due from one to five years                              55,984,999          57,301,790          53,636,583          54,502,744
     Due from five to ten years                               4,103,156           4,126,187                  --                  --
     Over ten years                                          11,838,514          12,011,527                  --                  --
                                                         --------------      --------------      --------------      --------------
                                                             71,926,669          73,439,504          53,636,583          54,502,744
                                                         --------------      --------------      --------------      --------------
FHLB stock                                                   94,194,067          94,194,067          66,076,567          66,076,567
                                                         --------------      --------------      --------------      --------------
                                                            717,946,229         728,104,955         592,945,307         598,731,997
                                                         --------------      --------------      --------------      --------------
                                                         $2,528,705,108      $2,562,293,430      $2,070,483,558      $2,081,678,780
                                                         ==============      ==============      ==============      ==============


On January 1, 2001 the Company reclassified mortgage-backed securities available for sale with a fair value of $75.9 million to held for trading. Upon transfer, the Company recognized a gain of approximately $833,000.


                                                              June 30, 2002                      December 31, 2001
                                                        -----------        -----------        -----------        -----------
                                                         Amortized           Fair              Amortized            Fair
                                                            cost             value                cost              value
                                                        -----------        -----------        -----------        -----------
                                                                   (Unaudited)

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due from five to ten years                        $ 6,268,745        $ 6,208,528        $ 7,180,376        $ 7,111,405
      Due over ten years                                 36,356,768         36,630,553         37,042,861         37,091,537
                                                        -----------        -----------        -----------        -----------
                                                         42,625,513         42,434,089         44,223,237         44,202,942
                                                        -----------        -----------        -----------        -----------

FNMA certificates:
     Due over ten years                                   6,887,153          7,172,368          7,593,982          7,909,958
                                                        -----------        -----------        -----------        -----------

FHLMC certificates:
     Due over ten years                                     115,036            115,281            128,335            124,863
                                                        -----------        -----------        -----------        -----------

                                                         49,627,702         50,126,730         51,945,554         52,237,763
                                                        -----------        -----------        -----------        -----------

INVESTMENT SECURITIES HELD TO MATURITY:

U.S. Government and Agencies obligations-
       Due within one year                                  991,698            991,698                 --                 --
                                                        -----------        -----------        -----------        -----------

Puerto Rico Government and Agencies obligations:
       Due from one to five years                        13,120,000         13,196,500         12,691,000         12,731,365
       Due from five to ten years                        14,466,000         14,581,825         10,895,000         11,058,425
                                                        -----------        -----------        -----------        -----------
                                                         27,586,000         27,778,325         23,586,000         23,789,790
                                                        -----------        -----------        -----------        -----------
Other:
      Due from one to five years                            100,000            100,000            100,000            100,000
                                                        -----------        -----------        -----------        -----------

                                                         28,677,698         28,870,023         23,686,000         23,889,790
                                                        -----------        -----------        -----------        -----------

                                                        $78,305,400        $78,996,753        $75,631,554        $76,127,553
                                                        ===========        ===========        ===========        ===========

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at June 30, 2002 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

                                                               Carrying Amount
                                                               ----------------------
                                                                    (Unaudited)
                                                               (Dollars in thousands)
Mortgage-backed securities held for trading, at fair value          $   10,148

Mortgage-backed and investment securities available for sale,
     at fair value                                                   1,099,675
Mortgage-backed securities held to maturity, at amortized
     cost                                                               11,479
                                                               ----------------------
                                                                    $1,110,303
                                                               ======================

NOTE 4  -  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:



                                                   June 30,        December 31,
                                                     2002             2001
                                               -------------------------------
                                                 (Unaudited)
                                                     (Dollars in thousands)
Real estate loans:
     Residential - first mortgage              $ 1,307,610         $   996,885
     Residential - second mortgage                  41,175              33,321
     Land                                           33,619               9,188
     Construction                                  306,904             227,271
     Commercial                                    517,889             385,171
                                               -----------         -----------
                                                 2,207,197           1,651,836
Undisbursed portion of loans in process            (94,484)            (92,935)
Net deferred loan costs                               (368)                 20
                                               -----------         -----------
                                                 2,112,345           1,558,922
                                               -----------         -----------
Other loans:
     Commercial                                    160,114              79,909
     Consumer:
        Secured by deposits                         25,469              26,176
        Secured by real estate                      77,129              83,509
        Other                                       91,761              71,507
Unearned interest                                     (316)               (207)
                                               -----------         -----------
                                                   354,157             260,894
                                               -----------         -----------

        Total loans                              2,466,502           1,819,816
     Allowance for loan losses                     (27,893)            (17,428)
                                               -----------         -----------
                                               $ 2,438,609         $ 1,802,388
                                               ===========         ===========

The changes in the allowance for loan losses follow:


                                           Six months ended
                                              June 30,
                                   -----------------------------
                                        2002         2001
                                   -----------    -----------
                                          (Unaudited)
                                      (Dollars in thousands)
Balance, beginning of period        $ 17,428         $ 11,600
Provision for loan losses              9,550            4,100
Acquired reserves                      7,463               --
Transferred reserves                      --              806
Loans charged-off                     (6,957)          (3,819)
Recoveries                               409              289
                                    --------         --------
Balance, end of period              $ 27,893         $ 12,976
                                    ========         ========


The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                        June 30,        December 31,
                                                          2002              2001
                                                                (Unaudited)
                                                    ------------------------------------
                                                          (Dollars in thousands)

Non-accruing loans:
  Residential real estate                                     $44,146           $50,358
  Residential construction                                      1,165               871
  Commercial real estate                                       24,303            16,945
  Commercial business                                           4,063             3,105
  Consumer unsecured                                              690               303

                                                    ------------------------------------
    Total                                                      74,367            71,582
                                                    ------------------------------------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                          --                --
  Residential construction                                         --                --
  Commercial real estate                                           --                --
  Commercial business                                             684               462
  Consumer                                                        563               428
                                                    ------------------------------------
    Total accruing loans greater than
      90 days delinquent                                        1,247               890
                                                    ------------------------------------


    Total non-performing loans                                 75,614            72,472
                                                    ------------------------------------
Real estate owned, net of reserves                             18,174            10,061
Other repossessed assets                                          238               362
                                                    ------------------------------------
                                                               18,412            10,423
                                                    ------------------------------------

    Total non-performing assets                               $94,026           $82,895
                                                    ------------------------------------
    Total non-performing loans as a
      percentage of total loans (1)                             2.95%             3.79%
                                                    ------------------------------------


    Total non-performing assets as a
      percentage of total assets                                1.60%             1.78%
                                                    ------------------------------------


    Allowance for loan losses as a percentage
       of total non-performing loans (2)                       36.89%            24.05%
                                                    ------------------------------------


     Allowance for loan losses as a percentage
        of total loans outstanding (2)                          1.09%             0.91%
                                                    ------------------------------------

      Net charge-offs to average loans
         Outstanding                                            0.61%             0.32%
                                                    ------------------------------------

(1) The increase in the ratio was partially caused by loan securitizations undertaken by the Company, which reduced the amount of loans held in portfolio which are considered in the calculation of the ratio. Without giving effect to loan securitizations, as of June 30, 2002 and December 31, 2001, the ratio of non-performing loans to total loans would have been 2.14% and 2.75%, respectively.

(2) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at June 30, 2002 and December 31, 2001 would have been 2.31% and 88.6%, respectively, and 1.97% and 78.8%, respectively.

         A significant amount of the increase in the Company's non-accruing commercial real estate and real estate owned is attributable to assets acquired in connection with the acquisition of Crown Bank in June 2002. Total non-accruing loans and real estate owned acquired in connection with such acquisition totaled $13.2 million and $5.1 million, respectively. Management believes that it established appropriate reserves with respect to such assets in connection with the acquisition.

NOTE 5  -         MORTGAGE LOAN SERVICING

The changes in the servicing asset of the Company follows:

                                      For the six month period ended June 30,
                                           2002                2001
                                         ---------           ---------
                                                (Unaudited)
                                           (Dollars in thousands)
Balance at beginning of period           $ 105,147           $  95,079

Rights originated                           12,909              11,535
Rights purchased                            43,042                 815
Scheduled amortization                      (7,508)             (5,271)
Unscheduled amortization                    (3,414)             (1,350)
Reversal of impairment reserves                459                  --
Other adjustments                           (4,436)                 --
                                         ---------           ---------

Balance at end of period                 $ 146,199           $ 100,808
                                         =========           =========


         The portion of the Company's mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

NOTE 6 -          DEPOSITS

Deposits are summarized as follows:


                                      June 30,           December 31,
                                        2002                 2001
                                      ----------          ----------
                                      (Unaudited)
                                          (Dollars in thousands)

Passbook savings                      $  279,530          $  199,756
                                      ----------          ----------

NOW accounts                              89,901              68,412
Super NOW accounts                       256,547             236,898
Regular checking accounts
   (non-interest bearing)                 81,125              78,213
Commercial checking accounts
   (non-interest bearing)                190,775             167,781
                                      ----------          ----------
                                         618,348             551,304
                                      ----------          ----------

Certificates of deposit:
     Under $100,000                      668,024             429,913
     $100,000 and over                   964,691             874,495
                                      ----------          ----------
                                       1,632,715           1,304,408
                                      ----------          ----------

Accrued interest payable                   4,129               5,756
                                      ----------          ----------

                                      $2,534,722          $2,061,224
                                      ==========          ==========

NOTE 7  -         COMMITMENTS AND CONTINGENCIES

         At June 30, 2002, the Company was liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $578.3 million at June 30, 2002. Liability, if any, under the recourse provisions at June 30, 2002 is estimated by management to be insignificant.

         In April 2002, R&G Acquisition Holdings Corporation (a wholly-owned subsidiary of R&G Financial) ("RAC"), a Florida corporation and savings and loan holding company, formed R&G Capital Trust I ("R&G Capital Trust"), a Delaware business trust. R&G Capital Trust issued $25.0 million of trust preferred securities in a private placement. The Company has guaranteed certain obligations of RAC to R&G Capital Trust.

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

         Total employee costs and other expenses before capitalization follows:


                                                   Three month period ended           Six month period ended
                                                           June 30,                          June 30,
                                                     2002            2001             2002              2001
                                                   -------          -------          -------          -------
                                                 (Unaudited)                       (Unaudited)
                                                                     (Dollars in thousands)
Employee costs                                     $16,173          $13,349          $32,416          $26,047
                                                   =======          =======          =======          =======
Other administrative and general expenses          $18,784          $13,915          $35,954          $26,630
                                                   =======          =======          =======          =======

NOTE 9  -         INDUSTRY SEGMENTS


The following summarized information presents the results of the Company's operations for its traditional banking and mortgage banking activities:


                                                                   (Dollars in thousands)
                                                                 Three month period ended June 30,
                                    ---------------------------------------------------------------------------------------------
                                                         2002             (Unaudited)                   2001
                                    ---------------------------------------------------------------------------------------------
                                                 Mortgage                Segments              Mortgage               Segments
                                      Banking     Banking      Other      Totals    Banking     Banking     Other      Totals
                                      -------     -------      -----      ------    -------     -------     -----      ------

Revenues                              $31,309     $28,760      $2,280    $162,349     $22,653     $20,302    $1,373      $44,328
Non-interest expenses                  15,293      16,660         757      32,710      10,669      13,322       286       24,277
Income before income taxes            $16,016     $12,100      $1,523    $ 29,639     $11,984      $6,980    $1,087      $20,051


                                                                   Six month period ended June 30,
                                    ---------------------------------------------------------------------------------------------
                                                          2002            (Unaudited)                    2001
                                    ---------------------------------------------------------------------------------------------
                                                 Mortgage                Segments              Mortgage               Segments
                                      Banking     Banking      Other      Totals    Banking     Banking     Other      Totals
                                      -------     -------      -----      ------    -------     -------     -----      ------

Revenues                              $63,818     $53,252      $3,903    $120,973     $47,450     $38,126    $2,142      $87,718
Non-interest expenses                  29,961      32,663       1,482      64,106      21,233      26,978       489       48,700
Income before income taxes
   (and cumulative effect from
   change in accounting principle
   in 2001)                           $33,857     $20,589      $2,421    $ 56,867     $26,217     $11,148    $1,653      $39,018


In April 2002, the Company through R&G Acquisition Holdings Corporation, formed R&G Capital Trust I (the "Trust"), a wholly-owned finance subsidiary. The Trust does not qualify as an operating segment under SFAS No. 131 and has no independent operations and no other function other than the issuance of its securities and the related purchase of its junior subordinated debentures from R&G Acquisition Holdings Corporation, and to distribute payments referred thereon to the holders of its securities.

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company's consolidated amounts (unaudited):


                                                              Three month period ended               Six month period ended
                                                                     March 31,                              June 30,
                                                             2002                 2001                2002             2001
                                                      ----------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Revenues:

Total revenues for reportable segments                $62,349                    $44,328                $120,973          $87,718
Elimination of intersegment revenues                   (1,361)                    (1,009)                 (2,701)          (2,646)
Corporate revenues                                        642                         --                   1,249               --
                                                      ----------------------------------------------------------------------------
Total consolidated revenues                           $61,630                    $43,319                $119,521          $85,072
                                                      ============================================================================


Income before income taxes:

Total income before income taxes for reportable
     segments                                         $29,639                    $20,051                 $56,867          $39,018
Elimination of intersegment profits                      (200)                      (301)                   (217)            (780)
Unallocated corporate income (expenses), net              391                       (297)                    875             (360)
                                                      ----------------------------------------------------------------------------
Income before income taxes, consolidated              $29,830                    $19,453                 $57,525          $37,878
                                                      ============================================================================



Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company's consolidated total assets as of June 30, 2002 and December 31, 2001 follows:


                                                               June 30,          December 31,
                                                                 2002                2001
                                                         ----------------------------------------
                                                             (Unaudited)
                                                                 (Dollars in thousands)
Assets:

Banking                                                  $5,115,702                   $3,929,980
Mortgage Banking                                            816,344                      843,250
Other                                                       111,839                        8,083
                                                         ----------------------------------------

Total assets for reportable segments                      6,043,885                    4,781,313
Parent company assets                                        63,736                       81,644
Elimination of intersegment balances                       (233,468)                    (198,563)
                                                         ----------------------------------------

Consolidated total assets                                $5,874,153                   $4,664,394
                                                         ========================================

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

         R&G Financial Corporation (the "Company" or "R&G Financial") is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities brokerage and insurance activities. The Company, currently in its 30th year of operations, operated 82 branch offices (26 bank branches mainly located in the northeastern section of Puerto Rico, 14 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 38 mortgage offices in Puerto Rico and, 4 mortgage offices in the United States) as of June 30, 2002.

         On June 7, 2002, the Company, through its Florida holding company, R&G Acquisition Holdings Corporation, acquired The Crown Group, Inc., a Florida corporation, and its wholly-owned savings bank subsidiary, Crown Bank, a Federal Savings Bank, hereinafter collectively referred to as "RAC". RAC, which had total assets of $731.1 million, and total deposits of $472.6 million as of June 30, 2002, operates Crown Bank in the Orlando and Tampa/St. Petersburg metropolitan areas through 14 full-service offices.

         The Orlando market is one of the fastest growing markets in Florida, both generally and for Hispanics in particular, and provides the Company with what it believes is a cost effective way to access the Hispanic markets in the United States, while providing a strong platform for further expansion in Florida. Crown Bank's balance sheet is complementary to the Company's, and is predominantly secured by real estate. The acquisition was accretive to the Company's earnings per share during the second quarter of 2002 (one month only).

         The Company also provides a full range of banking services in Puerto Rico through R-G Premier Bank of Puerto Rico (the "Bank"), a Puerto Rico commercial bank. Banking activities include commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a diversified range of deposit products and, to a lesser extent, trust and other services through its private banking department.

         Mortgage banking activities are conducted through R&G Mortgage Corp., Puerto Rico's second largest mortgage banker, The Mortgage Store of Puerto Rico, Inc., also a Puerto Rico mortgage company, and Continental Capital Corp., a New York mortgage banking company with offices in New York and North Carolina. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         The Company began insurance operations in November 2000 through Home & Property Insurance Corp., a Puerto Rico insurance agency, and securities brokerage in early 2002 through R&G Investments Corporation, a Puerto Rico corporation and a licensed broker-dealer.

         The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial's mortgage servicing portfolio increased to approximately $11.1 billion as of June 30, 2002, from $6.9 billion as of the same date a year ago, an increase of 60.4%. During the second quarter of 2002 the Company acquired a servicing portfolio of $2.9 billion as part of the acquisition of Crown Bank. R&G Financial's strategy is to continue to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At June 30, 2002, the Company held securities available for sale with a fair market value of $2.6 billion, which included $1.8 billion of mortgage-backed securities, of which $505.8 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

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

FINANCIAL CONDITION

         At June 30, 2002, total assets amounted to $5.9 billion, as compared to $4.7 billion at December 31, 2001, an increase of $1.2 billion or 25.9%. On June 7, 2002 the Company completed the acquisition of Florida based The Crown Group, Inc. ("Crown"), with total consolidated assets of $712.3 million at the time of acquisition. Excluding the increase in assets due to the Crown acquisition, total assets increased by $497.4 million or 10.7% from December 31, 2001. The $497.4 million increase in total assets was primarily the result of a $380.1 million or 18.3% increase in mortgage-backed and investment securities available for sale, and a $185.0 million or 10.3% increase in loans receivable, net.

         At June 30, 2002, R&G Financial had $2.6 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $2.1 billion at December 31, 2001. R&G Financial utilized repurchase agreements and FHLB Advances to fund its growth during the period. Crown Bank had total deposits of $472.6 million as of June 30, 2002.

         At June 30, 2002, R&G Financial's allowance for loan losses totaled $27.9 million, which represented a $10.5 million or 60.0% increase from the level maintained at December 31, 2001. The allowance for loan losses at June 30, 2002 includes $7.5 million of acquired reserves from the Crown acquisition. At June 30, 2002, R&G Financial's allowance represented approximately 1.09% of the total loan portfolio and 36.89% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.31% and 88.6%, respectively. The increase in the allowance for loan losses reflects the increase in R&G Financial's commercial real estate and construction loan portfolio.

         Non-performing loans amounted to $75.6 million at June 30, 2002, a decrease of $3.1 million when compared to $72.5 million at December 31, 2001. During the quarter ended June 30, 2002, the Company sold approximately $27.3 million of non-performing residential mortgage loans. At June 30, 2002, $44.1 million or 58.4% of non-performing loans consisted of residential mortgage loans. Management attributes the increase in recent years to increased delays in the foreclosure process in Puerto Rico. Because of the nature of the real estate collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs as a percentage of average loans outstanding amounted to 0.32% during 2001 and 0.17% during 2000. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans decreased from 3.79% to 2.95% from December 31, 2001 to June 30, 2002, such ratios were nonetheless larger than they would otherwise have been due to loan securitizations undertaken by the Company, which have reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, at June 30, 2002 and December 31, 2001, the ratio of non-performing loans to total loans would have been 2.14% and 2.75%, respectively.

         Stockholders' equity increased from $459.1 million at December 31, 2001 to $571.4 million at June 30, 2002. The $112.2 million or 24.4% increase was due primarily to the issuance of 2,760,000 shares of the Company's 7.25% Monthly Income Preferred Stock, Series D, during the first half of 2002 for aggregate net proceeds of $66.6 million, the net income recognized during the period, net of dividends declared, and a $12.9 million increase in other comprehensive income, due to unrealized gains on securities available for sale during the period of $22.6 million ($13.8 million net of taxes).

RESULTS OF OPERATIONS

         During the three and six months ended June 30, 2002, R&G Financial reported net income of $23.1 million and $44.6 million, or $0.59 and $1.17 of earnings per diluted share, respectively, compared to net income before the cumulative effect of a change in accounting principle of $15.4 million and $28.8 million or $0.43 and $0.81 of earnings per diluted share for the comparative periods in 2001, which reflects an increase in earnings per share of 37.2% and 44.4% for the three and six months periods ending June 30, 2002 over the comparable periods in 2001.

         Net interest income increased by $28.5 million or 71.9% during the six month period ended June 30, 2002 to $68.1 million, primarily due to an increase in the average balance of interest-earning assets, together with a 67 basis point increase in the net interest margin from 2.29% to 2.96%. The provision for loan losses amounted to $9.6 million during the six months ended June 30, 2002, a 232.9% increase over the prior comparable period, as R&G Financial increased it general reserves to reflect the expected continued growth in commercial lending, which involves greater credit risk than residential lending.

         R&G Financial also experienced an increase in non-interest income during the six months ended June 30, 2002 over the prior comparable period. Net gain on sale of loans increased significantly, by $6.5 million or 24.0% over the prior comparable period, which was due both to an increased volume of loans originated and sold as well as increased profits made on loans sold. Loan administration and servicing fees also increased by $2.9 million or 17.6% over the comparable periods, due to the growth in the loan servicing portfolio.

         Net interest income increased by $14.6 million or 68.3% to $36.0 million during the quarter ended June 30, 2002, due to an increase in the average balance of interest-earning assets, together with a 61 basis points increase in the net interest margin from 2.39% to 3.00%. Net gain on sale of loans increased 31.8% to $15.8 million during the three month ended June 30, 2002.

         Total expenses increased by $14.8 million or 31.4% during the six months ended June 30, 2002 over the prior comparable period, primarily due to a $9.2 million or 37.6% increase in other administrative and general expenses, primarily due to increased amortization of the Company's servicing asset and increased advertising expenses to increase loan production and other marketing initiatives. Employee compensation and benefits increased by $4.7 million or 31.7% associated with general growth in Company operations as well as increased loan production. These increases were accompanied by a $947,000 or 11.8% increase in occupancy expenses.

         Total expenses increased by $7.9 million or 33.2% during the three month period ended June 30, 2002 over the prior comparable period, due to a $5.1 million or 41.0% increase in other general and administrative expenses, a $2.2 million or 30.8% increase in employee compensation and benefits, and a $587,000 or 14.3% increase in occupancy expenses.

INTEREST RATE RISK MANAGEMENT

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

                                                                       For the three month period ended June 30,
                                                                   2002                                           2001
                                                ---------------------------------------------------------------------------------
                                                       Average                      Yield/    Average                    Yield /
            (Dollars in thousands)                     Balance          Interest     Rate     Balance        Interest     Rate
                                                ---------------------------------------------------------------------------------
Interest-earning assets:

Cash and cash equivalents(1)                             $69,505            $364      2.09%      $36,761          $412       4.48%
Investment securities available for sale                 561,682           8,167      5.82      411,499         6,981       6.79
Investment securities held to maturity                    24,137             329      5.45        5,013            72       5.75
Mortgage-backed securities held for trading               82,130           1,113      5.42      118,935         1,603       5.39
Mortgage-backed securities available for sale          1,739,599          27,199      6.25    1,113,737        18,023       6.47
Mortgage-backed securities held to maturity               50,087             729      5.82       18,517           271       5.85
Loans receivable, net (2)                              2,195,686          38,980      7.10    1,826,157        36,356       7.96
FHLB of New York stock                                    76,726             734      3.83       48,079           773       6.43
                                                ---------------------------------------------------------------------------------

Total interest-earning assets                          4,799,552         $77,615     6.47%    3,578,698       $64,491       7.21%
                                                ---------------------------------------------------------------------------------

Non-interest-earning assets                              312,196                                320,984
                                                ---------------------------------------------------------------------------------

Total assets                                          $5,111,748                             $3,899,682
                                                =================================================================================

Interest-bearing liabilities:

Deposits                                              $2,255,429         $20,764     3.68%   $1,758,890       $22,619       5.14%
Securities sold under agreements to
   repurchase (3)                                      1,512,876          12,713      3.36      974,468        11,960       4.91
Notes payable                                            269,535           1,585      2.35      248,511         2,978       4.79
Other borrowings(4)                                      604,288           6,504      4.31      418,551         5,513       5.27
                                                ---------------------------------------------------------------------------------

Total interest-bearing liabilities                     4,641,828         $41,566     3.58%    3,400,420       $43,070       5.07%
                                                ---------------------------------------------------------------------------------

Non-interest-bearing liabilities                         130,047                                105,971
                                                ---------------------------------------------------------------------------------

Total liabilities                                      4,771,875                              3,506,391
                                                ---------------------------------------------------------------------------------

Stockholders' equity                                     339,873                                393,291
                                                ---------------------------------------------------------------------------------

Total liabilities and stockholders' equity            $5,111,748                             $3,899,682
                                                =================================================================================

Net interest income; interest rate spread (5)                            $36,049     2.89%                    $21,421      2.14%
                                                                 ==========================             =========================

Net interest margin                                                                  3.00%                                 2.39%
                                                                                 ==========                           ===========

Average interest-earning assets to average
   interest-bearing liabilities                                                    103.40%                               105.24%
                                                                                 ==========                           ===========

                                                         (footnote on page 26)

                                                                      For the six month period ended June 30,
                                                                    2002                                    2001
                                                -----------------------------------------------------------------------------------
                                                    Average                          Yield/   Average                     Yield/
            (Dollars in thousands)                  Balance        Interest           Rate    Balance        Interest      Rate
                                                -----------------------------------------------------------------------------------
Interest-earning assets:

Cash and cash equivalents(1)                      $   54,935      $      596           2.17%  $   40,503      $  1,021       5.04%
Investment securities available for sale             551,936          15,921           5.77      380,788        12,919       6.79
Investment securities held to maturity                23,913             651           5.44        4,354           125       5.74
Mortgage-backed securities held for trading           87,556           2,374           5.42      105,868         3,315       6.26
Mortgage-backed securities available for sale      1,617,957          50,354           6.22    1,066,664        34,087       6.39
Mortgage-backed securities held to maturity           50,725           1,490           5.87       18,976           566       5.97
Loans receivable, net (2)                          2,136,038          77,483           7.25    1,792,861        73,784       8.23
FHLB of New York Stock                                72,078           1,465           4.07       47,165         1,543       6.54
                                                  ------------------------------------------------------------------------------

Total interest-earning assets                      4,595,138      $  150,334           6.54%   3,547,179      $127,360       7.37%
                                                  ------------------------------------------------------------------------------

Non-interest-earning assets                          367,492                                     322,423
                                                  ------------------------------------------------------------------------------

Total assets                                      $4,962,630                                  $3,779,602
                                                  ==============================================================================

Interest-bearing liabilities:

Deposits                                          $2,159,265      $   41,590           3.85%  $1,723,751      $ 45,695       5.30%
Securities sold under agreements to
   repurchase (3)                                  1,411,513          25,056           3.55      909,610        24,582       5.40
Notes payable                                        263,155           3,357           2.55      213,504         5,022       4.70
Other borrowings(4)                                  549,516          12,277           4.47      453,043        12,473       5.51
                                                  ------------------------------------------------------------------------------

Total interest-bearing liabilities                 4,383,449      $   82,280           3.75%   3,299,908      $ 87,772       5.32%
                                                  ------------------------------------------------------------------------------

Non-interest-bearing liabilities                     247,559                                     114,555
                                                  ------------------------------------------------------------------------------

Total liabilities                                  4,631,008                                   3,414,463
                                                  ------------------------------------------------------------------------------

Stockholders' equity                                 331,622                                     365,139
                                                  ------------------------------------------------------------------------------

Total liabilities and stockholders' equity        $4,962,630                                  $3,779,602
                                                  ==============================================================================

Net interest income; interest rate spread (5)                     $   68,054           2.79%                  $ 39,588       2.05%
                                                  ==============================================================================

Net interest margin                                                                    2.96%                                 2.29%
                                                  ==============================================================================

Average interest-earning assets to average
   interest-bearing liabilities                                                      104.83%                               104.77%
                                                  ==============================================================================


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

                                                       At or for the six months ended
                                                                   June 30,
                                                       ------------------------------
                                                          2002              2001
                                                       ------------       -----------
                                                           (Dollars in thousands)

Composition of Servicing Portfolio at period end:
   GNMA                                                $  2,801,568       $ 2,974,223
   FNMA/FHLMC                                             5,402,976         2,175,019
   Other mortgage loans (3)                               2,906,365         1,778,375
                                                       ------------       -----------
Total servicing portfolio (3)                          $ 11,110,909       $ 6,927,617
                                                       ============       ===========


Activity in the Servicing Portfolio:
  Beginning servicing portfolio                        $  7,224,571       $ 6,634,059
  Add: Loan originations and purchases                      970,064           936,008
         Servicing of portfolio loans acquired (4)        3,756,870             1,736
  Less: Sale of servicing rights(1)                        (105,090)         (103,746)
         Run-offs(2)                                       (735,506)         (540,440)
                                                       ------------       -----------
  Ending servicing portfolio(3)                        $ 11,110,909       $ 6,927,617
                                                       ============       ===========
  Number of loans serviced                                  162,311           112,098
  Average loan size                                    $         68       $        62
  Average servicing fee rate                                   0.48%             0.51%


--------------------

(1)      Corresponds to loans sold, servicing released, by Continental Capital.

(2) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3) At the dates shown, included $913.7 million and $986.2 million of loans serviced for the Bank, respectively, which constituted 8.2% and 14.5% of the total servicing portfolio, respectively, and $392.7 million of loans in Crown Bank's own portfolio as of June 30, 2002, or 3.5% of the total servicing portfolio at such date.

(4)      Includes $2.9 billion acquired through Crown Bank acquisition in June
         2002.

--------------------

         A large portion of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2002, 62.4% of the Company's mortgage servicing portfolio was related to mortgages secured by real property located in Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial's servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company's servicing portfolio consists of tax-exempt FHA/VA mortgage loans in Puerto Rico which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial's servicing portfolio. During the six month periods ended June 30, 2002 and 2001, the Company recognized $3.4 million and $1.4 million, respectively, of unscheduled amortization on mortgage servicing rights.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2002, the Company had $113.2 million in borrowing capacity under unused warehousing and other lines of credit, $696.2 million in borrowings capacity under unused lines of credit with the FHLB of New York and $25 million under unused fed funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At June 30, 2002, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $105.0 (including unused lines of credit) million. Certificates of deposit which are scheduled to mature within one year totaled $949.0 million at June 30, 2002, and borrowings that are scheduled to mature within the same period amounted to $1.5 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

         CAPITAL RESOURCES - The Company issued $25 million in Trust Preferred Securities in April 2002 through R&G Capital Trust I, a subsidiary of R&G Acquisition Holdings Corporation. The Trust Preferred Securities increased the Company's regulatory capital, which allows for the continued growth of our franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides the Company with a cost-effective form of capital.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2002, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.61%, 12.46% and 13.38%, respectively. At June 30, 2002 Crown Bank also met each of its capital requirements, with Tier 1 (core) capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.61%, 12.01% and 13.23%, respectively.

         In addition, the Federal Reserve Board has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by FDIC regarding state-chartered banks, as described above. The Company is currently in compliance with such regulatory capital requirements.

CRITICAL ACCOUNTING POLICIES

         The Company considers its Allowance for Loan Losses policy as a policy critical to its sound operations. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated statements of financial condition. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 1 of the Notes to the Consolidated Financial Statements as of December 31, 2001 for further information regarding the Company's provision and allowance for loan losses policy.

         The Company also considers, as critical to the sound operations of the Company, its policy for the measurement and periodic evaluation for impairment of its servicing asset and retained interests resulting from the sale or securitization of residential mortgage loans and/or financial asset transfers of mortgage loans accounted for as sales.

         As of June 30, 2002, the Company had a servicing asset of $146.2 million, and retained interests (CMO residuals and interest only strips) resulting from financial asset transfers accounted for as sales totaling $19.2 million. Such assets are initially recorded at their fair value at the time of sale or securitization. Once recorded, such assets are periodically evaluated and adjusted accordingly using discounted future cash flows techniques, via Company simulation models and through external consultants. Generally, the value of such assets decline with decreases in interest rates and conversely increases when interest rates increase. An impairment is recognized on the Company's servicing asset whenever the prepayment pattern of the underlying mortgage loans indicates that the fair value of such asset is lower than its carrying amount. Retained interests are adjusted periodically to their estimated fair value, and are included within mortgage-backed securities available for sale on the consolidated statements of financial condition. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements as of December 31, 2001 for further information regarding the Company's servicing asset and retained interests policy.

RECENT LEGISLATION

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         This SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4s; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

         The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Quantitative and qualitative disclosures about market risks at December 31, 2001 are presented in Item 7A of the Company's Annual report on Form 10-K. Information at June 30, 2002 is presented on page 21 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 2001.

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

                  Not applicable

ITEM 3:  Defaults Upon Senior Securities

                  Not applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on April 30, 2002.

1. With respect to the election of four directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2005 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:

Victor J. Galan                     Class A - For 16,053,056  Withheld 0        Against 0
                                    Class B - For 11,842,000  Withheld 0        Against 1,443,597

Ramon Prats                         Class A- For 16,053,056   Withheld 0        Against 0
                                    Class B - For 13,052,243  Withheld 0        Against 233,354

Enrique Umpierre-Suarez             Class A- For 16,053,056   Withheld 0        Against 0
                                    Class B- For 11,874,321   Withheld 0       Against 1,411,276

Eduardo McCormack                   Class A- For 16,053,056   Withheld 0        Against 0
                                    Class B - For 13,087,016  Withheld 0        Against 198,581

2. With respect to the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2002, the following are the number of shares voted:

                  Class A - For 16,053,056  Withheld 0                 Against 0
                  Class B - For 13,197,390  Withheld 2,190             Against 86,017

3. With respect to the amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of preferred stock from 10,000,000 to 20,000,000, the following are the number of shares voted:

                  Class A - For 16,053,056  Withheld 0                 Against 0
                  Class B - For 3,629,268   Withheld 5,558,441         Against 4,097,888

4. With respect to the amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of Class B Common Stock from 30,000,000 to 60,000,000, the following are the number of shares voted:

                  Class A - For 16,053,056  Withheld 0        Against 0
                  Class B -  For 12,717,736 Withheld 21,201   Against 546,660


ITEM 5:  Other Information

                  Not applicable.

ITEM 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

No.      Description
---      -----------
2.1      Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of
         Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996(1)
2.2      Agreement and Plan of Reorganization by and among R&G Financial Corporation, R&G Acquisition Holdings
         Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001, as amended (2)
3.1.0    Certificate of Incorporation of R&G Financial Corporation (3)
3.1.1    Certificate of Amendment to the Certificate of Incorporation of R&G Financial Corporation (3)
3.1.2    Amended and Restated Certificate of Incorporation of R&G Financial Corporation (4)
3.1.3    Amendment to the Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)
3.1.4    Second Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation(15)
3.1.5    Certificate of Resolutions designating the terms of the Series A Preferred Stock (6)
3.1.6    Certificate of Resolutions designating the terms of the Series B Preferred Stock (7)
3.1.7    Certificate of Resolutions designating the terms of the Series C Preferred Stock (12)
3.1.8    Certificate of Resolutions designating the terms of the Series D Preferred Stock (13)
3.2      Bylaws of R&G Financial Corporation (3)
4.0      Specimen of Stock Certificate of R&G Financial Corporation (3)
4.1      Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)
4.2      Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)
4.3      Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)
4.4      Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)
10.1     Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on June 27, 1996(3)
10.2     Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (3)
10.3     Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated December 1,
         1994 (3)
10.4     Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995(3)
10.5     R&G Financial Corporation Stock Option Plan (3)(*)
99.1     CEO/CFO Certification

(1) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission ("SEC") on October 1, 1996.

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2001.

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

(4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on November 19, 1999.

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on June 12, 2001.

(6) Incorporated by reference from the Registrants Current Report on Form 8-K filed with the SEC on August 31, 1998.

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

(11) Incorporated by reference from the Registrant's Form 10-K filed with the SEC on April 14, 2001.

(12) Incorporated by reference from the Registrant's Form 10K filed with the SEC on April 14, 2001.

(13) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14) Incorporated by reference from the Registrant's Registration Statement on From S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on June 18, 2002.

(*)      Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8K

         (1) The Registrant filed a current report on Form 8-K on April 15, 2002, announcing the completion of the sale by R&G Capital Trust I of $25.0 million of trust preferred securities in a private placement.

         (2) The Registrant filed a current report on Form 8-K on April 23, 2002, with respect to its first quarter earnings release.

         (3) The Registrant filed a current report on Form 8-K on June 7, 2002, announcing the closing of its acquisition of The Crown Group, Inc. and fling the third amendment to the Agreement and Plan of Reorganization concerning the acquisition of The Crown Group, Inc.

         (4) The Registrant filed a current report on Form 8-K on June 18, 2002, filing the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant as filed with the Department of State of the Commonwealth of Puerto Rico on May 9, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           R&G FINANCIAL CORPORATION


Date: August 14, 2002               By:/S/ VICTOR J. GALAN
                                       ---------------------------------------
                                    Victor J. Galan, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


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