Form 10-Q/A
period 2002-06-30
R&G FINANCIAL CORP
filed 2002-08-16
CIK 1016933

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

                  Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2002 and 2001 (Unaudited) ............................................. 6

                  Notes to Unaudited Consolidated Financial Statements .......................................... 7


ITEM 2.  Management's Discussion and Analysis....................................................................19

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk..............................................28

PART II  - OTHER INFORMATION

ITEM 1.  Legal Proceedings ......................................................................................29

ITEM 2.  Changes in Securities ................................................................................. 29

ITEM 3.  Defaults upon Senior Securities ........................................................................29

ITEM 4.  Submission of Matters ..................................................................................29

ITEM 5.  Other Information ......................................................................................30

ITEM 6.  Exhibits and Reports on Form 8-K .......................................................................30

             Signatures .........................................................................................30

                         PART 1 - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                             June 30,            December 31,
                                                                                              2002                   2001
                                                                                          -----------------------------------
                                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                                   $   90,679,867        $   79,223,030
Money market investments:
    Securities purchased under agreements to resell                                                   --            15,023,590
    Time deposits with other banks                                                            34,003,557            63,477,978
Mortgage loans held for sale, at lower of cost or market                                     229,996,061           236,434,204
Mortgage backed securities held for trading, at fair value                                    55,047,783            75,796,172
Trading securities pledged on repurchase agreements, at fair value                            31,520,214            18,151,659
Mortgage backed and investment securities available for sale, at fair value                2,004,597,788         1,566,895,312
Available for sale securities pledged on repurchase agreements                               557,695,642           514,783,468
Mortgage backed and investment securities held to maturity, at amortized cost
(estimated market value: 2002 - $29,457,701; 2001 - $60,682,234)                              28,369,680            60,425,371
Held to maturity securities pledged on repurchase agreements, at amortized cost
(estimated market value: 2002 - $49,539,052; 2001 - $15,445,319)                              49,936,720            15,206,183
Loans receivable, net                                                                      2,438,609,232         1,802,388,064
Accounts receivable, including advances to investors, net                                     32,320,634            23,056,424
Accrued interest receivable                                                                   41,047,062            35,426,760
Servicing asset                                                                              146,198,543           105,146,902
Premises and equipment                                                                        36,663,903            22,401,045
Other assets                                                                                  97,467,339            30,557,544
                                                                                          --------------        --------------
                                                                                          $5,874,153,025        $4,664,393,706
                                                                                          ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                                                             $2,534,721,688        $2,061,223,825
     Fed funds purchased                                                                      10,000,000                    --
     Securities sold under agreements to repurchase                                        1,602,394,036         1,396,938,849
     Notes payable                                                                           178,801,746           195,586,855
     Advances from FHLB                                                                      836,725,000           464,125,000
     Other borrowings                                                                         10,899,373             7,971,888
     Accounts payable and accrued liabilities                                                 94,874,356            71,867,012
     Other liabilities                                                                         9,373,165             7,559,690
                                                                                          --------------        --------------
                                                                                           5,277,789,364         4,205,273,119
                                                                                          --------------        --------------
Company-obligated mandatorily redeemable trust preferred securities                           25,000,000                    --
                                                                                          --------------        --------------
Stockholders' equity:
     Preferred stock, $.01 par value, 20,000,000 shares authorized, non-cumulative perpetual monthly income preferred stock, $25 liquidation value:
         7.40% Series A,  2,000,000 shares authorized, issued and outstanding                 50,000,000            50,000,000
         7.75% Series B, 1,000,000 shares authorized, issued and outstanding                  25,000,000            25,000,000
         7.60% Series C,  2,760,000 shares authorized, issued and outstanding                 69,000,000            69,000,000
         7.25% Series D, 2,760,000 shares authorized, issued and outstanding                  69,000,000                    --
     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 16,053,056
           issued  and outstanding in 2002 (2001-18,440,556)                                     160,531               160,531
          Class B - $.01 par value, 60,000,000 shares authorized, 15,324,553
           issued  and outstanding in 2002 (2001-10,237,675)                                     153,220               152,413
     Additional paid-in capital                                                               69,362,780            71,254,084
     Retained earnings                                                                       262,192,557           229,997,012
     Capital reserves of the Bank                                                             11,629,328            11,629,328
     Accumulated other comprehensive income                                                   14,865,245             1,927,219
                                                                                          --------------        --------------
                                                                                             571,363,661           459,120,587
                                                                                          --------------        --------------
                                                                                          $5,874,153,025        $4,664,393,706
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

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                 Three month                    Six month
                                                                 period ended                  period ended
                                                                    June 30,                      June 30,
                                                            -----------------------       -----------------------
                                                              2002           2001           2002          2001
                                                            --------       --------       --------       --------
                                                                 (Unaudited)                   (Unaudited)
                                                                            (Dollars in thousands)

Net income                                                  $ 23,112       $ 15,438       $ 44,645       $ 28,444
                                                            --------       --------       --------       --------

Other comprehensive income, before tax:

Unrealized gains (losses):

Cash flow hedges                                              (3,201)        (3,751)        (1,205)        (5,742)
                                                            --------       --------       --------       --------

Investment securities:
     Arising during period                                    36,697         (3,821)        22,614          5,047
     Less: Reclassification adjustments for (gains)
                 losses included in net income                  (146)           228           (221)        (1,244)
                                                            --------       --------       --------       --------
                                                              36,551         (3,593)        22,393          3,803
                                                            --------       --------       --------       --------
                                                              33,350         (7,344)        21,188         (1,939)

Income tax (expense) benefit related to items of other
     comprehensive income                                    (12,993)         2,864         (8,250)           756
                                                            --------       --------       --------       --------
                                                              20,357         (4,480)        12,938         (1,183)
Cumulative effect from change in accounting principle,
     net of income taxes of $745                                  --             --             --          1,166
                                                            --------       --------       --------       --------
Other comprehensive income (loss), net of tax                 20,357         (4,480)        12,938            (17)
                                                            --------       --------       --------       --------

Comprehensive income, net of tax                            $ 43,469       $ 10,958       $ 57,583       $ 28,427
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


                                                              June 30, 2002                      December 31, 2001
                                                        -----------        -----------        -----------        -----------
                                                         Amortized           Fair              Amortized            Fair
                                                            cost             value                cost              value
                                                        -----------        -----------        -----------        -----------
                                                                   (Unaudited)

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due from five to ten years                        $ 6,268,745        $ 6,208,528        $ 7,180,376        $ 7,111,405
      Due over ten years                                 36,356,768         36,630,553         37,042,861         37,091,537
                                                        -----------        -----------        -----------        -----------
                                                         42,625,513         42,839,081         44,223,237         44,202,942
                                                        -----------        -----------        -----------        -----------

FNMA certificates:
     Due over ten years                                   6,887,153          7,172,368          7,593,982          7,909,958
                                                        -----------        -----------        -----------        -----------

FHLMC certificates:
     Due over ten years                                     115,036            115,281            128,335            124,863
                                                        -----------        -----------        -----------        -----------

                                                         49,627,702         50,126,730         51,945,554         52,237,763
                                                        -----------        -----------        -----------        -----------

INVESTMENT SECURITIES HELD TO MATURITY:

U.S. Government and Agencies obligations-
       Due within one year                                  991,698            991,698                 --                 --
                                                        -----------        -----------        -----------        -----------

Puerto Rico Government and Agencies obligations:
       Due from one to five years                        13,120,000         13,196,500         12,691,000         12,731,365
       Due from five to ten years                        14,466,000         14,581,825         10,895,000         11,058,425
                                                        -----------        -----------        -----------        -----------
                                                         27,586,000         27,778,325         23,586,000         23,789,790
                                                        -----------        -----------        -----------        -----------
Other:
      Due from one to five years                            100,000            100,000            100,000            100,000
                                                        -----------        -----------        -----------        -----------

                                                         28,677,698         28,870,023         23,686,000         23,889,790
                                                        -----------        -----------        -----------        -----------

                                                        $78,305,400        $78,996,753        $75,631,554        $76,127,553
                                                        ===========        ===========        ===========        ===========

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at June 30, 2002 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

                                                               Carrying Amount
                                                               ----------------------
                                                                    (Unaudited)
                                                               (Dollars in thousands)
Mortgage-backed securities held for trading, at fair value          $   10,148

Mortgage-backed and investment securities available for sale,
     at fair value                                                   1,099,675
Mortgage-backed securities held to maturity, at amortized
     cost                                                                  479
                                                               ----------------------
                                                                    $1,110,302
                                                               ======================

NOTE 4  -  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:



                                                   June 30,        December 31,
                                                     2002             2001
                                               -------------------------------
                                                 (Unaudited)
                                                     (Dollars in thousands)
Real estate loans:
     Residential - first mortgage              $ 1,307,610         $   996,885
     Residential - second mortgage                  41,175              33,321
     Land                                           33,619               9,188
     Construction                                  306,904             227,271
     Commercial                                    517,889             385,171
                                               -----------         -----------
                                                 2,207,197           1,651,836
Undisbursed portion of loans in process            (94,484)            (92,935)
Net deferred loan costs                               (368)                 20
                                               -----------         -----------
                                                 2,112,345           1,558,922
                                               -----------         -----------
Other loans:
     Commercial                                    160,114              79,909
     Consumer:
        Secured by deposits                         25,469              26,176
        Secured by real estate                      77,129              83,509
        Other                                       91,761              71,507
Unearned interest                                     (316)               (207)
                                               -----------         -----------
                                                   354,157             260,894
                                               -----------         -----------

        Total loans                              2,466,502           1,819,816
     Allowance for loan losses                     (27,893)            (17,428)
                                               -----------         -----------
                                               $ 2,438,609         $ 1,802,388
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


The following summarized information presents the results of the Company's operations for its traditional banking and mortgage banking activities:


                                                                   (Dollars in thousands)
                                                                 Three month period ended June 30,
                                    ---------------------------------------------------------------------------------------------
                                                         2002             (Unaudited)                   2001
                                    ---------------------------------------------------------------------------------------------
                                                 Mortgage                Segments              Mortgage               Segments
                                      Banking     Banking      Other      Totals    Banking     Banking     Other      Totals
                                      -------     -------      -----      ------    -------     -------     -----      ------

Revenues                              $31,309     $28,760      $2,280     $62,349     $22,653     $20,302    $1,373      $44,328
Non-interest expenses                  15,293      16,660         757      32,710      10,669      13,322       286       24,277
Income before income taxes            $16,016     $12,100      $1,523    $ 29,639     $11,984      $6,980    $1,087      $20,051


                                                                   Six month period ended June 30,
                                    ---------------------------------------------------------------------------------------------
                                                          2002            (Unaudited)                    2001
                                    ---------------------------------------------------------------------------------------------
                                                 Mortgage                Segments              Mortgage               Segments
                                      Banking     Banking      Other      Totals    Banking     Banking     Other      Totals
                                      -------     -------      -----      ------    -------     -------     -----      ------

Revenues                              $63,818     $53,252      $3,903    $120,973     $47,450     $38,126    $2,142      $87,718
Non-interest expenses                  29,961      32,663       1,482      64,106      21,233      26,978       489       48,700
Income before income taxes
   (and cumulative effect from
   change in accounting principle
   in 2001)                           $33,857     $20,589      $2,421    $ 56,867     $26,217     $11,148    $1,653      $39,018


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

INTEREST RATE RISK MANAGEMENT

         The following table summarizes the anticipated maturities or repricing of R&G Financial's interest-earning assets and interest-bearing liabilities as of June 30, 2002, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company's mortgage banking business as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

                                              Within      Four to      More Than      More Than
                                               Three       Twelve     One Year to    Three Years    Over Five
(Dollars in thousands)                        Months       Months     Three Years    to Five Years    Years        Total
                                            ----------   ----------   -----------    -------------  ---------    ----------

Interest-earning assets(1):

Loans receivable                             1,063,013     241,958      360,980         218,597      581,173     2,465,721
Mortgage loans held for sale                    60,995     169,001                                                 229,996
Mortgage-backed securities(2)(3)               157,891     418,677      296,150         236,901      857,765     1,967,384
Investment securities(3)                       165,177     190,556      304,624          84,558       11,868       756,783
Other interest-earning assets(4)                33,704         300                                                  34,004
                                             ---------   ---------      -------        --------    ---------     ---------

Total                                        1,480,780   1,020,492      961,754        540,056     1,450,806     5,453,888

Interest-bearing liabilities:

Deposits(5)
   NOW and Super NOW accounts                   17,322      48,502       53,318          43,188      184,118        346,448
   Passbook saving accounts                      6,987      20,265       50,455          40,364      161,458        279,529
   Regular and commercial checking              13,593      38,065       41,845          33,895      144,502        271,900
   Certificates of deposit                     319,373     633,130      359,309         318,384        2,520      1,632,716
FHLB advances                                  169,000      33,000      193,725         301,000      140,000        836,725
Securities sold under agreements to
   repurchase(6)                               627,198     446,357      200,639         190,000      138,200      1,602,394
Other borrowings(7)                             65,416     133,850          435                                     199,701
                                             ---------   ---------      -------        --------    ---------      ---------

Total                                        1,218,889   1,353,169      899,726         926,831      770,798      5,169,413

Effect of hedging instruments                  180,000     (10,000)          --         (90,000)     (80,000)            --
                                             ---------   ---------      -------        --------    ---------

Excess (deficiency) of interest-earnings
assets over interest-bearing liabilities       441,891    (342,677)      62,028        (476,775)     600,008        284,475

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities
                                             ---------   ---------      -------        --------    ---------      ---------
                                               441,891      99,214      161,242        (315,533)    284,475

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                   7.52%       1.69%        2.74%          (5.37)%      4.84%

--------------------

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

(4) Includes securities purchased under agreements to resell, time deposits with other banks and federal funds sold.

(5)      Does not include non-interest-bearing deposit accounts.

(6)      Includes federal funds purchased, if any.

(7)      Comprised of warehousing lines, notes payable and other borrowings.

---------------------

         As of June 30, 2002, the Company had a one year positive gap of approximately $99.2 million which constituted 1.7% of total assets at such date, compared to a positive gap of approximately $462.6 million or 9.92% of total assets at December 31, 2001. R&G Financial's positive gap within one year at June 30, 2002 and December 31, 2001 is due primarily to an increasing amount of adjustable rate loans resulting from greater emphasis in commercial and construction lending as well as to the extension during 2001 and 2002 of the maturity dates of certain borrowings of the Company into longer-term maturities at very attractive rates, taking advantage of reduced interest rates during such period. The Company estimates that as of June 30, 2002, close to 43.9% of all borrowings of the Company had maturity dates longer than one year. In addition, the Company has entered into certain derivative instruments and increased its portfolio of investment securities held for trading, reducing its gap exposure.

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

                                                                       For the three month period ended June 30,
                                                                   2002                                           2001
                                                ---------------------------------------------------------------------------------
                                                       Average                      Yield/    Average                    Yield /
            (Dollars in thousands)                     Balance          Interest     Rate     Balance        Interest     Rate
                                                ---------------------------------------------------------------------------------
Interest-earning assets:

Cash and cash equivalents(1)                             $69,505            $364      2.09%      $36,761          $412       4.48%
Investment securities available for sale                 561,682           8,167      5.82      411,499         6,981       6.79
Investment securities held to maturity                    24,137             329      5.45        5,013            72       5.75
Mortgage-backed securities held for trading               82,130           1,113      5.42      118,935         1,603       5.39
Mortgage-backed securities available for sale          1,739,599          27,199      6.25    1,113,737        18,023       6.47
Mortgage-backed securities held to maturity               50,087             729      5.82       18,517           271       5.85
Loans receivable, net (2)                              2,195,686          38,980      7.10    1,826,157        36,356       7.96
FHLB of New York stock                                    76,726             734      3.83       48,079           773       6.43
                                                ---------------------------------------------------------------------------------

Total interest-earning assets                          4,799,552         $77,615     6.47%    3,578,698       $64,491       7.21%
                                                ---------------------------------------------------------------------------------

Non-interest-earning assets                              312,196                                320,984
                                                ---------------------------------------------------------------------------------

Total assets                                          $5,111,748                             $3,899,682
                                                =================================================================================

Interest-bearing liabilities:

Deposits                                              $2,255,429         $20,764     3.68%   $1,758,890       $22,619       5.14%
Securities sold under agreements to
   repurchase (3)                                      1,512,876          12,713      3.36      974,468        11,960       4.91
Notes payable                                            269,235           1,585      2.35      248,511         2,978       4.79
Other borrowings(4)                                      604,288           6,504      4.31      418,551         5,513       5.27
                                                ---------------------------------------------------------------------------------

Total interest-bearing liabilities                     4,641,828         $41,566     3.58%    3,400,420       $43,070       5.07%
                                                ---------------------------------------------------------------------------------

Non-interest-bearing liabilities                         130,047                                105,971
                                                ---------------------------------------------------------------------------------

Total liabilities                                      4,771,875                              3,506,391
                                                ---------------------------------------------------------------------------------

Stockholders' equity                                     339,873                                393,291
                                                ---------------------------------------------------------------------------------

Total liabilities and stockholders' equity            $5,111,748                             $3,899,682
                                                =================================================================================

Net interest income; interest rate spread (5)                            $36,049     2.89%                    $21,421      2.14%
                                                                 ==========================             =========================

Net interest margin                                                                  3.00%                                 2.39%
                                                                                 ==========                           ===========

Average interest-earning assets to average
   interest-bearing liabilities                                                    103.40%                               105.24%
                                                                                 ==========                           ===========

                                                         (footnote on page 26)

                                                                      For the six month period ended June 30,
                                                                    2002                                    2001
                                                -----------------------------------------------------------------------------------
                                                    Average                          Yield/   Average                     Yield/
            (Dollars in thousands)                  Balance        Interest           Rate    Balance        Interest      Rate
                                                -----------------------------------------------------------------------------------
Interest-earning assets:

Cash and cash equivalents(1)                      $   54,935      $      596           2.17%  $   40,503      $  1,021       5.04%
Investment securities available for sale             551,936          15,921           5.77      380,788        12,919       6.79
Investment securities held to maturity                23,913             651           5.44        4,354           125       5.74
Mortgage-backed securities held for trading           87,556           2,374           5.42      105,868         3,315       6.26
Mortgage-backed securities available for sale      1,617,957          50,354           6.22    1,066,664        34,087       6.39
Mortgage-backed securities held to maturity           50,725           1,490           5.87       18,976           566       5.97
Loans receivable, net (2)                          2,136,038          77,483           7.25    1,792,861        73,784       8.23
FHLB of New York Stock                                72,078           1,465           4.07       47,165         1,543       6.54
                                                  ------------------------------------------------------------------------------

Total interest-earning assets                      4,595,138      $  150,334           6.54%   3,547,179      $127,360       7.37%
                                                  ------------------------------------------------------------------------------

Non-interest-earning assets                          367,492                                     322,423
                                                  ------------------------------------------------------------------------------

Total assets                                      $4,962,630                                  $3,779,602
                                                  ==============================================================================

Interest-bearing liabilities:

Deposits                                          $2,159,265      $   41,590           3.85%  $1,723,751      $ 45,695       5.30%
Securities sold under agreements to
   repurchase (3)                                  1,411,513          25,056           3.55      909,610        24,582       5.40
Notes payable                                        263,155           3,357           2.55      213,504         5,022       4.70
Other borrowings(4)                                  549,516          12,277           4.47      453,043        12,473       5.51
                                                  ------------------------------------------------------------------------------

Total interest-bearing liabilities                 4,383,449      $   82,280           3.75%   3,299,908      $ 87,772       5.32%
                                                  ------------------------------------------------------------------------------

Non-interest-bearing liabilities                     247,559                                     114,555
                                                  ------------------------------------------------------------------------------

Total liabilities                                  4,631,008                                   3,414,463
                                                  ------------------------------------------------------------------------------

Stockholders' equity                                 331,622                                     365,139
                                                  ------------------------------------------------------------------------------

Total liabilities and stockholders' equity        $4,962,630                                  $3,779,602
                                                  ==============================================================================

Net interest income; interest rate spread (5)                     $   68,054           2.79%                  $ 39,588       2.05%
                                                  ==============================================================================

Net interest margin                                                                    2.96%                                 2.29%
                                                  ==============================================================================

Average interest-earning assets to average
   interest-bearing liabilities                                                      104.83%                               104.77%
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

                                           R&G FINANCIAL CORPORATION


Date: August 16, 2002               By:/S/ VICTOR J. GALAN
                                       ---------------------------------------
                                    Victor J. Galan, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


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