Form 10-Q
period 2002-09-30
R&G FINANCIAL CORP
filed 2002-11-14
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Jesús T. Piñero Avenue Hato Rey, San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip Code)

(787) 758-2424
(Registrant’s telephone number, including area code)

Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s) and (b) has been subject to such filing requirements for at least 90 days.

YES [X]        NO [   ]

Number of shares of Class B Common Stock outstanding as of September 30, 2002: 19,432,687 (Does not include 14,553,056 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

R&G FINANCIAL CORPORATION

PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Cash and due from banks	$100,576,752	$79,223,030

Money market investments:

Securities purchased under agreements to resell	—	15,023,590

Time deposits with other banks	82,594,524	63,477,978

Mortgage loans held for sale, at lower of cost or market	225,007,503	236,434,204

Mortgage backed securities held for trading, at fair value	52,196,068	75,796,172

Trading securities pledged on repurchase agreements, at fair value	21,743,310	18,151,659

Mortgage backed and investment securities available for sale, at fair value	1,874,881,933	1,566,895,312

Available for sale securities pledged on repurchase agreements	745,908,244	514,783,468

Mortgage backed and investment securities held to maturity, at amortized cost (estimated market value: 2002 - $30,947,229; 2001 - $60,682,234)	30,702,699	60,425,371

Held to maturity securities pledged on repurchase agreements, at amortized cost (estimated market value: 2002 - $47,676,359; 2001 - $15,445,319)	47,027,256	15,206,183

Loans receivable, net	2,625,828,191	1,802,388,064

Accounts receivable, including advances to investors, net	33,355,088	23,056,424

Accrued interest receivable	41,769,788	35,426,760

Servicing asset	147,553,664	105,146,902

Premises and equipment	37,476,521	22,401,045

Other assets	103,843,045	30,557,544

	$6,170,464,586	$4,664,393,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits	$2,814,349,618	$2,061,223,825

Securities sold under agreements to repurchase	1,509,275,666	1,396,938,849

Notes payable	196,330,499	195,586,855

Advances from FHLB	870,725,000	464,125,000

Other borrowings	10,376,164	7,971,888

Accounts payable and accrued liabilities	121,211,711	71,867,012

Other liabilities	9,661,996	7,559,690

	5,531,930,654	4,205,273,119

Stockholders’equity:

Preferred stock, $.01 par value, 20,000,000 shares authorized, non-cumulative perpetual monthly income preferred stock, $25 liquidation value:

7.40% Series A, 2,000,000 shares authorized, issued and outstanding	50,000,000	50,000,000

7.75% Series B, 1,000,000 shares authorized, issued and outstanding	25,000,000	25,000,000

7.60% Series C, 2,760,000 shares authorized, issued and outstanding	69,000,000	69,000,000

7.25% Series D, 2,760,000 shares authorized, issued and outstanding	69,000,000	—

Common stock:

Class A — $.01 par value, 40,000,000 shares authorized, 14,553,056 issued and outstanding in 2002 (2001-16,053,056)	145,531	160,531

Class B — $.01 par value, 60,000,000 shares authorized, 19,432,687 issued and outstanding in 2002 (2001-10,237,675)	194,327	152,413

Additional paid-in capital	114,914,423	71,254,084

Retained earnings	280,337,149	229,997,012

Capital reserves of the Bank	11,629,328	11,629,328

Accumulated other comprehensive income	18,313,174	1,927,219

	638,533,932	459,120,587

	$6,170,464,586	$4,664,393,706

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three month		Nine month
	period ended		period ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

	(Dollars in thousands except for per share data)
Interest income:

Loans	$50,086	$40,509	$127,569	$114,292

Money market and other investments	9,480	8,075	28,113	23,683

Mortgage-backed securities	29,346	22,792	83,564	60,761

Total interest income	88,912	71,376	239,246	198,736

Interest expense:

Deposits	23,826	22,242	65,416	67,937

Securities sold under agreements to repurchase	12,708	12,112	37,764	36,628

Notes payable	1,795	3,523	5,152	8,545

Other	9,273	5,603	21,550	18,142

Total interest expense	47,602	43,480	129,882	131,252

Net interest income	41,310	27,896	109,364	67,484

Provision for loan losses	(3,970)	(3,225)	(13,520)	(7,325)

Net interest income after provision for loan losses	37,340	24,671	95,844	60,159

Other income:

Net gain on origination and sale of loans	24,380	17,314	57,841	44,301

Loan administration and servicing fees	11,193	8,339	30,817	25,031

Service charges, fees and other	4,539	3,089	12,471	8,994

	40,112	28,742	101,129	78,326

Total revenues	77,452	53,413	196,973	138,485

Operating expenses:

Employee compensation and benefits	12,535	8,991	32,087	23,840

Office occupancy and equipment	5,138	4,270	14,106	12,291

Other administrative and general	27,712	16,716	61,681	41,040

	45,385	29,977	107,874	77,171

Income before income taxes and cumulative effect from change in accounting principle	32,067	23,436	89,099	61,314

Income tax expense:

Current	5,880	4,795	18,575	12,006

Deferred	1,139	1,236	1,324	3,136

	7,019	6,031	19,899	15,142

Income before cumulative effect from change in accounting principle	25,048	17,405	69,200	46,172

Cumulative effect from change in accounting principle, net of income tax benefit of $206	—	—	—	(323)

Net income	$25,048	$17,405	$69,200	$45,849

Earnings per common share before cumulative effect from change in accounting principle — Basic	$0.64	$0.48	$1.83	$1.32

Earnings per common share before cumulative effect from change in accounting principle — Diluted	$0.63	$0.46	$1.81	$1.29

Earnings per common share — Basic	$0.64	$0.48	$1.83	$1.31

— Diluted	$0.63	$0.46	$1.81	$1.28

Weighted average number of shares outstanding — Basic	33,053,988	30,895,298	31,892,007	29,453,062

— Diluted	33,301,846	31,639,707	32,209,740	30,181,107

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three month		Nine month
	period ended		period ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

	(Dollars in thousands)
Net income	$25,048	$17,405	$69,200	$45,849

Other comprehensive income, before tax:

Unrealized gains (losses):

Cash flow hedges	(6,749)	(5,216)	(7,954)	(10,958)

Investment securities:

Arising during period	12,651	27,277	35,265	32,324

Less: Reclassification adjustments for (gains) losses included in net income	(228)	312	(449)	(932)

	12,423	27,589	34,816	31,392

	5,674	22,373	26,862	20,434

Income tax expense related to items of other comprehensive income	(2,226)	(8,725)	(10,476)	(7,969)

	3,448	13,648	16,386	12,465

Cumulative effect from change in accounting principle, net of income taxes of $745	—	—	—	1,166

Other comprehensive income, net of tax	3,448	13,648	16,386	13,631

Comprehensive income, net of tax	$28,496	$31,053	$85,586	$59,480

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine month period ended
	September 30,

	2002	2001

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:

Net income	$69,200	$45,849

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,132	4,897

Amortization of premium on investment securities, net	3,042	349

Amortization of servicing rights	20,856	11,904

Provision of reserves for impairment on servicing asset	6,500	—

Provision for loan losses	13,520	7,325

Provision for bad debts in accounts receivable	—	450

Gain on sales of loans	—	(793)

Gain on sales of mortgage-backed and investment securities available for sale	(449)	(932)

Unrealized profit on trading securities and derivative instruments	(151)	(554)

Increase in mortgage loans held for sale	(54,181)	(200,990)

Net decrease (increase) in mortgage-backed securities held for trading	20,739	(8,968)

Increase in receivables	(13,896)	(10,387)

Increase in other assets	(6,687)	(4,039)

(Decrease) increase in notes payable and other borrowings	(21,852)	96,650

Increase in accounts payable and accrued liabilities	22,619	15,698

Increase in other liabilities	1,343	3,641

Total adjustments	(3,465)	(85,749)

Net cash provided by (used in) operating activities	65,735	(39,900)

Cash flows from investing activities:

Purchases of investment securities	(889,752)	(567,260)

Proceeds from sales of securities available for sale	431,949	205,905

Principal repayments on mortgage-backed securities and redemptions of investment securities	581,476	336,375

Net assets acquired, net of cash received	(63,679)	—

Proceeds from sales of loans	—	91,631

Net originations of loans	(820,786)	(532,983)

Purchases of FHLB stock, net	(19,171)	(13,847)

Acquisition of premises and equipment	(6,796)	(5,688)

Acquisition of servicing rights	(37,285)	(20,114)

Net cash used in investing activities	(824,044)	(505,981)

Cash flows from financing activities:

Increase in deposits – net	284,987	198,623

Decrease in federal funds purchased	—	(15,000)

Increase in securities sold under agreements to repurchase — net	92,234	356,903

Advances from (repayments to) FHLB, net	288,500	(26,375)

Repayment of term notes	—	(35,500)

Proceeds from issuance of preferred stock	90,799	66,602

Proceeds from issuance of common stock	46,096	31,391

Cash dividends:

Common stock	(7,876)	(5,644)

Preferred stock	(10,984)	(7,200)

Net cash provided by financing activities	783,756	563,800

Net increase in cash and cash equivalents	25,447	17,919

Cash and cash equivalents at beginning of period	157,724	69,090

Cash and cash equivalents at end of period	$183,171	$87,009

Cash and cash equivalents include:

Cash and due from banks	$100,577	$5,382

Securities purchased under agreements to resell	—	81,627
Time deposits with other banks	82,594	—

	$183,171	$87,009

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — REPORTING ENTITY AND BASIS OF PRESENTATION

Reporting entity

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the “Company”), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank of Puerto Rico (the “Bank”), a commercial bank, Crown Bank, F.S.B. (“Crown Bank”), a federal savings bank, R&G Mortgage Corp. (“R&G Mortgage”), a Puerto Rico mortgage banking corporation, R&G Investments Corporation, a Puerto Rico corporation and licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 30th year of operations, operates as a financial holding company pursuant to the provisions of the Gramm-Leach-Biley Act of 1999, and is primarily engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

         On June 7, 2002, the Company acquired The Crown Group, Inc., a Florida corporation, and its wholly-owned savings bank subsidiary, Crown Bank, F.S.B. (“Crown Bank”), hereinafter collectively referred to as “Crown,” for an aggregate of $100.0 million in cash. The acquisition resulted in goodwill totaling approximately $46.3 million which is included in other assets in the accompanying consolidated statement of financial condition as of September 30, 2002.

         The Bank and Crown Bank provide a full range of banking services, including residential, commercial and personal loans and a diversified range of deposit products. The Bank operates through twenty-seven branches located mainly in the northeastern part of the Commonwealth of Puerto Rico, and Crown Bank operates in the Orlando and Tampa/St. Petersburg metropolitan areas through 14 full-service offices. The Bank also provides private banking, trust and other financial services to its customers. The Bank and Crown Bank are subject to the regulations of certain federal and local agencies, and undergoes periodic examinations by those regulatory agencies.

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

         The Company also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through Continental Capital Corp. (“Continental Capital”), a wholly-owned subsidiary of Crown Bank.

         The Company also owns R&G Acquisition Holdings Corporation (“RAC”), a Florida corporation and savings and loan holding company, which is the parent of Crown Bank. In April 2002, RAC formed R&G Capital Trust I, a Delaware statutory business trust, which issued $25.0 million of trust preferred securities in a private placement. Such securities are included within notes payable in the accompanying Consolidated Statements of Financial Condition. The Company has guaranteed certain obligations of RAC to R&G Capital Trust I.

         Effective July 12, 2002, the Company began trading of its Class B Common Stock on the New York Stock Exchange (“NYSE”) under the new symbol “RGF.” At such time, the Company voluntarily delisted its Class B Common Stock from trading on the NASDAQ National Market under the symbol “RGFC.”

Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s financial condition as of September 30, 2002 and the results of operations and changes in its cash flows for the three and nine months ended September 30, 2002 and 2001.

         The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

Basis of consolidation

         All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

Accounting for Derivative Instruments and Hedging Activities

         Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Upon the adoption of this Statement, the Company recognized a gain of approximately $1.9 million as other comprehensive income in stockholders’ equity related to derivative instruments that were designated as cash flow hedges, and a loss of approximately $529,000 in the income statement related to derivative instruments that did not qualify for hedge accounting.

New accounting pronouncements

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. The adoption of this Statement did not have an effect on the consolidated financial position or results of operations of the Company.

On January 1, 2002, the Company adopted also SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

During the first quarter of 2002, based on further evaluation of the adoption effects of SFAS No. 142, management determinated that the initial adoption of this Statement on January 1, 2002 had no effect on the financial conditions or results of operations of the Company.

NOTE 2 — EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. The weighted average of outstanding stock options granted in connection with the Company’s Stock Option Plan (247,858 and 744,409 during the three month periods ended September 30, 2002 and 2001, respectively, and 317,733 and 728,045 during the nine month periods ended September 30, 2002 and 2001, respectively), are included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

Three month		Nine month
period ended		period ended
September 30,		September 30,

2002	2001	2002	2001

$0.086375	$0.06775	$0.243875	$0.19150

NOTE 3 — INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

	September 30,	December 31,
	2002	2001

	(Unaudited)
Mortgage-backed securities held for trading:

GNMA certificates	$9,606,660	$18,151,659

FHLMC certificates	64,332,718	75,796,172

	$73,939,378	$93,947,831

	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

	(Unaudited)
Mortgage-backed securities available for sale:

Collateralized mortgage obligations (CMO):

Due from one to five years	$14,106,119	$14,106,119	$—	$—

Due from five to ten years	44,613,567	45,291,628	27,211,880	27,316,041

Due over ten years	389,008,931	394,361,198	202,546,424	202,468,023

	447,728,617	453,758,945	229,758,304	229,784,064

CMO residuals (interest only), interest only strips (IO’s) and other mortgage-backed securities	23,200,436	23,013,167	19,135,814	20,424,258

FNMA certificates:

Due from five to ten years	384,010	402,611	538,047	549,144

Due over ten years	245,084,279	254,274,655	266,495,176	270,935,878

	245,468,289	254,677,266	267,033,223	271,485,022

FHLMC certificates:

Due within one year	4,086	4,207	—	—

Due from one to five years	34,630	35,602	73,195	74,382

Due from five to ten years	1,048,135	1,097,104	1,264,702	1,292,010

Due over ten years	730,154,660	746,490,853	435,662,149	437,026,277

	731,241,511	747,627,766	437,000,046	438,392,669

GNMA certificates:

Due from one to five years	—	—	50,063	50,313

Due from five to ten years	17,601,500	17,759,785	11,053,286	11,172,001

Due over ten years	486,164,541	491,663,293	513,507,515	511,638,456

	503,766,041	509,423,078	524,610,864	522,860,770

	1,951,404,894	1,988,500,222	1,477,538,251	1,482,946,783

Investment securities available for sale:

Mortgage securities portfolio mutual funds	3,261,194	3,223,400	—	—

Puerto Rico Government and Agencies Obligations-

Due over ten years	603,191	603,191	—	—

U.S. Government and Agencies securities:

Due within one year	20,000,000	20,000,000	9,600,000	9,806,480

Due from one to five years	286,922,156	292,025,164	156,522,492	157,408,260

Due from five to ten years	146,791,478	151,659,415	307,109,665	310,937,946

	453,713,634	463,684,579	473,232,157	478,152,686

Corporate debt obligations:

Due from one to five years	55,986,973	57,745,706	53,636,583	54,502,744

Due from five to ten years	3,495,244	3,286,292	—	—

Over ten years	11,292,787	11,269,620	—	—

	70,775,004	72,301,618	53,636,583	54,502,744

FHLB stock	92,477,167	92,477,167	66,076,567	66,076,567

	620,830,190	632,289,955	592,945,307	598,731,997

	$2,572,235,084	$2,620,790,177	$2,070,483,558	$2,081,678,780

On January 1, 2001 the Company reclassified mortgage-backed securities available for sale with a fair value of $75.9 million to held for trading. Upon transfer, the Company recognized a gain of approximately $833,000.

	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

	(Unaudited)
Mortgage-backed securities held to maturity:

GNMA certificates:

Due from five to ten years	$5,889,933	$5,893,169	$7,180,376	$7,111,405

Due over ten years	34,869,444	35,226,858	37,042,861	37,091,537

	40,759,377	41,120,027	44,223,237	44,202,942

FNMA certificates:

Due over ten years	6,683,846	6,976,773	7,593,982	7,909,958

FHLMC certificates:

Due over ten years	108,253	108,484	128,335	124,863

	47,551,476	48,205,284	51,945,554	52,237,763

Investment securities held to maturity:

U.S. Government and Agencies obligations- Due within one year	2,492,479	2,492,479	—	—

Puerto Rico Government and Agencies obligations:

Due from one to five years	27,120,000	27,354,000	12,691,000	12,731,365

Due from five to ten years	466,000	471,825	10,895,000	11,058,425

	27,586,000	27,825,825	23,586,000	23,789,790

Other:

Due from one to five years	100,000	100,000	100,000	100,000

	30,178,479	30,418,304	23,686,000	23,889,790

	$77,729,955	$78,623,588	$75,631,554	$76,127,553

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at September 30, 2002 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

Carrying Amount

(Unaudited)
(Dollars in thousands)
Mortgage-backed securities held for trading, at fair value	$9,895

Mortgage-backed and investment securities available for sale, at fair value	812,259

Mortgage-backed securities held to maturity, at amortized cost	423

$822,577

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(Dollars in thousands)
Real estate loans:

Residential — first mortgage	$1,426,670	$996,885

Residential — second mortgage	41,362	33,321

Land	39,805	9,188

Construction	316,324	227,271

Commercial	577,582	385,171

	2,401,743	1,651,836

Undisbursed portion of loans in process	(94,388)	(92,935)

Net deferred loan costs	170	21

	2,307,525	1,558,922

Other loans:

Commercial	157,538	79,909

Consumer:

Secured by deposits	26,163	26,176

Secured by real estate	72,596	83,509

Other	91,866	71,507

Unearned interest	(414)	(207)

	347,749	260,894

Total loans	2,655,274	1,819,816

Allowance for loan losses	(29,446)	(17,428)

	$2,625,828	$1,802,388

The changes in the allowance for loan losses follow:

	Nine months ended
	September 30,

	2002	2001

	(Unaudited)
	(Dollars in thousands)
Balance, beginning of period	$17,428	$11,600

Provision for loan losses	13,520	7,325

Acquired reserves	7,463	—

Transferred reserves	—	806

Loans charged-off	(9,763)	(4,961)

Recoveries	798	399

Balance, end of period	$29,446	$15,169

The following table sets forth the amounts and categories of R&G Financial’s non-performing assets at the dates indicated.

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
Non-accruing loans:

Residential real estate	$54,511	$50,358

Residential construction	1,675	871

Commercial real estate	25,878	16,945

Commercial business	4,683	3,105

Consumer unsecured	641	303

Total	87,388	71,582

Accruing loans greater than 90 days delinquent:

Residential real estate	9	—

Residential construction	—	—

Commercial real estate	682	—

Commercial business	540	462

Consumer	685	428

Total accruing loans greater than 90 days delinquent	1,916	890

Total non-performing loans	89,304	72,472

Real estate owned, net of reserves	18,660	10,061

Other repossessed assets	198	362

	18,858	10,423

Total non-performing assets	$108,162	$82,895

Total non-performing loans as a percentage of total loans (1)	3.25%	3.79%

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
Total non-performing assets as a percentage of total assets	1.75%	1.78%

Allowance for loan losses as a percentage of total non-performing loans (2)	32.97%	24.05%

Allowance for loan losses as a percentage of total loans outstanding (2)	1.07%	0.91%

Net charge-offs to average loans outstanding	0.51%	0.32%

(1)	While the ratio of non-performing loans to total loans decreased from 3.79% to 3.25% from December 31, 2001 to September 30, 2002, such ratios were nonetheless larger than they would otherwise have been due to loan securitizations during 2000, 2001 and the first nine months of 2002, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, as of September 30, 2002 and December 31, 2001, the ratio of non-performing loans to total loans would have been 2.45% and 2.75%, respectively. Non-performing loans at September 30, 2002 exclude $27.3 million delinquent residential mortgage loans sold during the second quarter of 2002.

(2)	Because of the nature of the collateral, R&G Financial’s historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial’s residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at September 30, 2002 and December 31, 2001 would have been 2.30% and 84.6%, respectively, and 1.97% and 78.8%, respectively.

A significant amount of the increase in the Company’s non-accruing commercial real estate and real estate owned is attributable to assets acquired in connection with the acquisition of Crown Bank in June 2002. Total non-accruing loans and real estate owned acquired in connection with such acquisition totaled $13.2 million and $5.1 million, respectively. Management believes that it established appropriate reserves with respect to such assets in connection with the acquisition.

NOTE 5 — MORTGAGE LOAN SERVICING

The changes in the servicing asset of the Company follows:

	For the nine month period ended September 30,

	2002	2001

	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$105,147	$95,079

Rights originated	19,041	19,002

Rights purchased	22,682	1,112

Crown acquired	32,478	—

Scheduled amortization	(13,669)	(8,210)

Unscheduled amortization	(7,187)	(2,500)

Reserves for impairment	(6,500)	(1,194)

Other adjustments	(4,438)	—

Balance at end of period	$147,554	$103,289

         The portion of the Company’s mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 on loans not sold as of the date of the financial statements, is not reflected as an asset on the Company’s Consolidated Financial Statements, and is not subject to amortization or impairment.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(Dollars in thousands)
Passbook savings	$319,238	$199,756

NOW accounts	90,939	68,412

Super NOW accounts	332,211	236,898

Regular checking accounts (non-interest bearing)	123,550	78,213

Commercial checking accounts (non-interest bearing)	259,174	167,781

	805,874	551,304

Certificates of deposit:

Under $100,000	654,740	429,913

$100,000 and over	1,030,180	874,495

	1,684,920	1,304,408

Accrued interest payable	4,318	5,756

	$2,814,350	$2,061,224

NOTE 7 — COMMITMENTS AND CONTINGENCIES

         At September 30, 2002, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $704.7 million at September 30, 2002. Liability, if any, under the recourse provisions at September 30, 2002 is estimated by management to be insignificant.

         In April 2002, R&G Acquisition Holdings Corporation (a wholly-owned subsidiary of R&G Financial) (“RAC”), a Florida corporation and savings and loan holding company, formed R&G Capital Trust I (“R&G Capital Trust”), a Delaware statutory business trust. R&G Capital Trust issued $25.0 million of trust preferred securities in a private placement. The Company has guaranteed certain obligations of RAC to R&G Capital Trust.

NOTE 8 — SUPPLEMENTAL INCOME STATEMENT INFORMATION

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

         Total employee costs and other expenses before capitalization follows:

	Three month period ended		Nine month period ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

	(Dollars in thousands)
Employee costs	$19,524	$14,811	$51,940	$40,858

Other administrative and general expenses	$29,083	$18,198	$65,530	$44,828

NOTE 9 — INDUSTRY SEGMENTS

The following summarized information presents the results of the Company’s operations for its traditional banking and mortgage banking activities:

	(Dollars in thousands)
	Three month period ended September 30,

	2002				2001

	(Unaudited)

		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other	Totals	Banking	Banking	Other	Totals

Revenues	$39,991	$35,733	$2,310	$78,034	$30,343	$22,526	$1,419	$54,288

Non-interest expenses	18,924	26,333	984	46,241	12,947	17,396	320	30,663

Income before income taxes	$21,067	$9,400	$1,326	$31,793	$17,396	$5,130	$1,099	$23,625

	Nine month period ended September 30,

	2002				2001

	(Unaudited)
		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other	Totals	Banking	Banking	Other	Totals

Revenues	$103,809	$89,067	$6,131	$199,007	$77,793	$60,652	$3,561	$142,006

Non-interest expenses	49,378	58,996	2,466	110,840	34,180	44,374	809	79,363

Income before income taxes (and cumulative effect from change in accounting principle in 2001)	$54,431	$30,071	$3,665	$88,167	$43,613	$16,278	$2,752	$62,643

In April 2002, the Company through RAC, formed R&G Capital Trust, as a wholly-owned finance subsidiary. R&G Capital Trust does not qualify as an operating segment under SFAS No. 131 and has no independent operations and no other function other than the issuance of its securities and the related purchase of its junior subordinated debentures from RAC, and to distribute payments referred thereon to the holders of its securities.

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company’s consolidated amounts (unaudited):

	Three month period ended		Nine month period ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Revenues:

Total revenues for reportable segments	$78,034	$54,288	$199,007	$142,006

Elimination of intersegment revenues	(1,248)	(1,356)	(3,949)	(4,002)

Corporate revenues	666	481	1,915	481

Total consolidated revenues	$77,452	$53,413	$196,973	$138,485

Income before income taxes:

Total income before income taxes for reportable segments	$31,793	$23,625	$88,167	$62,643

Elimination of intersegment profits	(171)	(479)	(388)	(1,259)

Unallocated corporate income (expenses), net	445	290	1,320	(70)

Income before income taxes, consolidated	$32,067	$23,436	$89,099	$61,314

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company’s consolidated total assets as of September 30, 2002 and December 31, 2001 follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(Dollars in thousands)
Assets:

Banking	$5,382,997	$3,929,980

Mortgage Banking	877,257	843,250

Other	114,511	8,083

Total assets for reportable segments	6,374,765	4,781,313

Parent company assets	65,554	81,644

Elimination of intersegment balances	(269,854)	(198,563)

Consolidated total assets	$6,170,465	$4,664,394

Item 2: Management’s Discussion and Analysis

General

         R&G Financial Corporation (the “Company”) is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities brokerage and insurance activities. The Company, currently in its 30th year of operations, operated 86 branch offices (27 bank branches mainly located in the northeastern section of Puerto Rico, 14 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 40 mortgage offices in Puerto Rico and, 5 mortgage offices in the United States) as of September 30, 2002.

         On June 7, 2002, the Company, through its Florida holding company, R&G Acquisition Holdings Corporation, acquired The Crown Group, Inc., a Florida corporation, and its wholly-owned savings bank subsidiary, Crown Bank, F.S.B. (“Crown Bank”), hereinafter collectively referred to as “RAC,” for an aggregate of $100.0 million in cash. RAC operates Crown Bank in the Orlando and Tampa/St. Petersburg metropolitan areas through 14 full-service offices.

         The Orlando market is one of the fastest growing markets in Florida, both generally and for Hispanics in particular, and provides the Company with what it believes is a cost effective way to access the Hispanic markets in the United States, while providing a strong platform for further expansion in Florida. Crown Bank’s balance sheet is complementary to the Company’s, and is predominantly secured by real estate. The acquisition was accretive to our earnings per share during the second (one month only) and third quarter of 2002.

         The Company also provides a full range of banking services in Puerto Rico through R-G Premier Bank of Puerto Rico (the “Bank”), a Puerto Rico commercial bank. Banking activities include commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a diversified range of deposit products and, to a lesser extent, trust and other services through its private banking department.

         Mortgage banking activities are conducted through R&G Mortgage Corp., Puerto Rico’s second largest mortgage banker, The Mortgage Store of Puerto Rico, Inc., also a Puerto Rico mortgage company, and Continental Capital Corp., a New York mortgage banking company and wholly-owned subsidiary of Crown Bank with offices in New York, North Carolina and Florida. Its mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the “mortgage banking business”).

         The Company began insurance operations in November 2000 through Home & Property Insurance Corp., a Puerto Rico insurance agency, and securities brokerage in early 2002 through R&G Investments Corporation, a Puerto Rico corporation and licensed broker-dealer.

         The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial’s mortgage servicing portfolio increased to approximately $11.25 billion as of September 30, 2002, from $7.1 billion as of the same date a year ago, an increase of 63.2%. During the second quarter of 2002 the Company acquired a servicing portfolio of $2.6 billion as part of the acquisition of Crown Bank. R&G Financial’s strategy is to continue to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At September 30, 2002, the Company held securities available for sale with a fair market value of $2.6 billion, which included $2.0 billion of mortgage-backed securities, of which $509.4 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

         A substantial portion of R&G Financial’s total mortgage loan originations has been comprised of refinance loans. R&G Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

         R&G Financial customarily sells or securitizes into mortgage-backed securities substantially all the loans it originates, except for certain non-conforming conventional mortgage loans and certain consumer, construction, land, and commercial loans which are held for investment and classified as loans receivable.

Financial Condition

         At September 30, 2002, total assets amounted to $6.2 billion, as compared to $4.7 billion at December 31, 2001, an increase of $1.5 billion or 32.3%. On June 7, 2002 the Company completed the acquisition of Florida based The Crown Group, Inc. (“Crown”), with total consolidated assets of $712.3 million and deposits of $469.7 million at the time of acquisition. Excluding the increase in assets due to the Crown acquisition, total assets increased by $793.7 million or 17.0% from December 31, 2001. The $793.7 million increase in total assets was primarily the result of a $463.7 million or 22.3% increase in mortgage-backed and investment securities available for sale, and a $358.7 million or 19.9% increase in loans receivable, net.

         At September 30, 2002, R&G Financial had $2.6 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $2.1 billion at December 31, 2001. R&G Financial utilized repurchase agreements and FHLB Advances to fund its growth during the period.

         At September 30, 2002, R&G Financial’s allowance for loan losses totaled $29.4 million, which represented a $12.0 million or 69.0% increase from the level maintained at December 31, 2001. The allowance for loan losses at September 30, 2002 includes $7.5 million of acquired reserves from the Crown acquisition. At September 30, 2002, R&G Financial’s allowance represented approximately 1.07% of the total loan portfolio and 32.97% of total non-performing loans. However, excluding R&G Financial’s residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.30% and 84.6%, respectively. The increase in the allowance for loan losses reflects the increase in R&G Financial’s commercial real estate and construction loan portfolio.

         Non-performing loans amounted to $89.3 million at September 30, 2002, an increase of $16.8 million when compared to $72.5 million at December 31, 2001. Such increase is net of $27.3 million non-performing residential mortgage sold during the second quarter of 2002. At September 30, 2002, $54.5 million or 61.0% of non-performing loans consisted of residential mortgage loans. Management attributes the increase in recent years to increased delays in the foreclosure process in Puerto Rico. Because of the nature of the real estate collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial’s aggregate charge-offs as a percentage of average loans outstanding amounted to 0.51% during the first nine-months of 2002, 0.32% during 2001 and 0.17% during 2000. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans decreased from 3.79% to 3.25% from December 31, 2001 to September 30, 2002, such ratios were nonetheless larger than they would otherwise have been due to loan securitizations undertaken by the Company, which have reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, at September 30, 2002 and December 31, 2001, the ratio of non-performing loans to total loans would have been 2.45% and 2.75%, respectively.

         Stockholders’ equity increased from $459.1 million at December 31, 2001 to $638.5 million at September 30, 2002. The $179.4 million or 39.1% increase was due primarily to the issuance of 2,760,000 shares of the Company’s 7.25% Monthly Income Preferred Stock, Series D, during the first half of 2002 for aggregate net proceeds of $66.6 million, the issuance of 2,525,000 shares of Class B common stock in August 2002 for aggregate net proceeds of $45.2 million, the $69.2 million net income recognized during the period, net of dividends declared, and a $16.4 million increase in other comprehensive income, due mainly to unrealized gains on securities available for sale during the period of $35.3 million ($21.5 million net of taxes).

Results of Operations

         During the three and nine months ended September 30, 2002, R&G Financial reported net income of $25.0 million and $69.2 million, or $.63 and $1.81 of earnings per diluted share, respectively, compared to net income before the cumulative effect of a change in accounting principle of $17.4 million and $45.8 million or $0.46 and $1.28 of earnings per diluted share for the comparative periods in 2001, which reflects an increase in earnings per share of 37.0% and 41.4% for the three and six months periods ending September 30, 2002 over the comparable periods in 2001.

         Net interest income increased by $41.9 million or 62.1% during the nine month period ended September 30, 2002 to $109.4 million, primarily due to an increase in the average balance of interest-earning assets, together with a 47 basis point increase in the net interest margin from 2.49% to 2.96%. The provision for loan losses amounted to $13.5 million during the nine months ended September 30, 2002, a 84.6% increase over the prior comparable period, as R&G Financial increased it general reserves to reflect the expected continued growth in commercial lending, which involves greater credit risk than residential lending.

         R&G Financial also increased its non-interest income by $22.8 million or 29.1% during the nine months ended September 30, 2002 over the prior comparable period to $101.1 million. Net gain on sale of loans increased significantly, by $13.5 million or 30.6% over the prior comparable period, which was due both to an increased volume of loans originated and sold as well as increased profits made on loans sold. Loan administration and servicing fees also increased by $5.8 million or 23.1% over the comparable periods, due to the growth in the Company’s loan servicing portfolio.

         Net interest income increased by $13.4 million or 48.1% to $41.3 million during the quarter ended September 30, 2002, due to an increase in the average balance of interest-earning assets, together with a 10 basis points increase in the net interest margin from 2.86% to 2.96%. Net gain on sale of loans increased 40.8% to $24.4 million during the three month ended September 30, 2002.

         Total expenses increased by $30.7 million or 39.8% during the nine months ended September 30, 2002 over the prior comparable period, primarily due to a $20.6 million or 50.3% increase in other administrative and general expenses, primarily due to increased amortization of $10.1 million of the Company's servicing asset, together with a $7.0 million provision for valuation impairment reserves during the third quarter of 2002, and increased advertising expenses to increase loan production and other marketing initiatives. Employee compensation and benefits increased by $8.2 million or 34.6% associated with general growth in Company operations as well as increased loan production. These increases were accompanied by a $1.8 million or 14.8% increase in occupancy expenses.

         Total expenses increased by $15.4 million or 51.4% during the three month period ended September 30, 2002 over the prior comparable period, due to a $11.0 million or 65.8% increase in other general and administrative expenses, comprised primarily of the $7.0 million provision for valuation impairment reserves of the Company’s servicing asset, a $3.5 million or 39.4% increase in employee compensation and benefits, and a $868,000 or 20.3% increase in occupancy expenses.

Interest Rate Risk Management

         The following table summarizes the anticipated maturities or repricing or R&G Financial’s interest-earning assets and interest-bearing liabilities as of September 30, 2002, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company’s mortgage banking business as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

	Within	Four to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over Five
(Dollars in Thousands)	Months	Months	Three Years	to Five Years	Years	Total

Interest-earning assets(1):

Loans receivable	$1,153,448	$249,875	$372,741	$234,100	$645,354	$2,655,518

Mortgage loans held for sale	59,673	165,335	—	—	—	225,008

Mortgage-backed securities(2)(3)	164,755	459,435	316,316	260,650	906,817	2,107,973

Investment Securities(3)	234,571	150,320	199,883	73,243	6,469	664,486

Other interest-earning assets(4)	82,595	—	—	—	—	82,595

Total	$1,695,042	$1,024,965	$888,940	$567,993	$1,558,640	$5,735,580

Interest bearing liabilities:

Deposits (5)

NOW and Super NOW accounts	$20,994	$59,263	$65,149	$52,771	$224,973	$423,150

Passbook savings accounts	7,980	23,144	57,622	46,098	184,394	319,238

Regular and commercial checking	19,137	53,583	58,901	47,710	203,393	382,724

Certificates of deposit	305,327	614,898	452,917	309,524	2,254	1,684,920

FHLB advances	87,000	64,000	285,725	294,000	140,000	870,725

Securities sold under agreements to repurchase (6)	280,458	592,036	258,582	378,200	—	1,509,276

Other borrowings(7)	47,905	133,596	206	—	—	181,707

Total	768,801	1,540,520	1,179,102	1,128,303	755,014	5,371,740

Effect of hedging instruments	180,000	(10,000)	—	(90,000)	(80,000)	—

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$1,106,241	$(525,555)	$(290,162)	$(650,310)	$723,626	$363,840

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$1,106,241	$580,686	$290,524	$(359,786)	$363,840	—

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total assets	17.93%	9.41%	4.71%	(5.83)%	5.90%	—

(footnotes on following page)

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather that in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(2)	Reflects estimated prepayments in the current interest rate environment.

(3)	Includes securities held for trading, available for sale and held to maturity.

(4)	Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold, if any.

(5)	Does not include non-interest-bearing deposit accounts.

(6)	Includes federal funds purchased, if any.

(7)	Comprised of warehousing lines, notes payable, trust preferred securities and other borrowings.

         As of September 30, 2002, the Company had a one year positive gap of approximately $580.7 million which constituted 9.41% of total assets at such date, compared to a positive gap of approximately $462.6 million or 9.92% of total assets at December 31, 2001. R&G Financial’s positive gap within one year at September 30, 2002 and December 31, 2001 is due primarily to an increasing amount of adjustable rate loans resulting from greater emphasis in commercial and construction lending as well as to the extension during 2001 and 2002 of the maturity dates of certain borrowings of the Company into longer-term maturities at very attractive rates, taking advantage of reducted interest rates during such period. The Company estimates that as of September 30, 2002, approximately 53% of all borrowings of the Company had maturity dates longer than one year. In addition, the Company has entered into certain derivative instruments and increased its portfolio of investment securities held for trading, reducing its gap exposure.

         While the above table presents the Company’s loans receivable portfolio held for investment purposes according to its maturity date, from time to time the Company may negotiate special transactions with FHLMC and/or FNMA or other third party investors for the sale of such loans. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

         The following table presents for the periods indicated R&G Financial’s total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average of month-end balances for R&G Mortgage and Crown Bank, and average daily balances for the Bank in each case during the periods presented.

	For the three month period ended September 30,

	2002			2001

	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Cash and cash equivalents(1)	$164,721	$306	0.74%	$30,431	$324	4.26%

Investment securities available for sale	586,240	8,029	5.48	420,479	6,851	6.52

Investment securities held to maturity	27,414	369	5.38	13,706	200	5.84

Mortgage-backed securities held for trading	77,719	1,106	5.69	113,846	1,802	6.33

Mortgage-backed securities available for sale	1,795,230	27,547	6.14	1,209,321	20,255	6.70

Mortgage-backed securities held to maturity	48,520	693	5.71	48,868	735	6.02

Loans receivable, net (2)	2,784,689	50,086	7.19	2,011,547	40,509	8.06

FHLB of New York Stock	93,066	776	3.34	55,380	700	5.06

Total interest-earning assets	5,577,599	$88,912	6.38%	3,903,578	$71,376	7.31%

Non-interest-earning assets	203,668			309,390

Total assets	$5,781,267			$4,212,968

Interest-Bearing Liabilities:

Deposits	$2,698,319	$23,826	3.53%	$1,872,192	$22,242	4.75%

Securities sold under agreements to repurchase (3)	1,376,646	12,708	3.69	1,098,472	12,135	4.42

Notes payable	232,472	1,795	3.09	266,811	3,523	5.28

Other borrowings(4)	827,888	9,273	4.48	433,739	5,580	5.15

Total interest-bearing liabilities	5,135,325	$47,602	3.71%	3,671,214	$43,480	4.74%

Non-interest-bearing liabilities	40,993			116,462

Total liabilities	5,176,318			3,787,676

Stockholders’ equity	604,949			425,292

Total liabilities and stockholders’ equity	$5,781,267			$4,212,968

Net interest income; interest rate spread (5)		$41,310	2.67%		$27,896	2.57%

Net interest margin			2.96%			2.86%

Average interest-earning assets to average interest-bearing liabilities			108.61%			106.33%

(footnote on page 26)

	For the nine month period ended September 30,

	2002			2001

	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Cash and cash equivalents (1)	$91,933	$902	1.31%	$37,109	$1,345	4.83%

Investment securities available for sale	563,497	23,950	5.67	394,164	19,770	6.69

Investment securities held to maturity	25,093	1,020	5.42	7,506	325	5.77

Mortgage-backed securities held for trading	84,241	3,480	5.51	108,557	5,117	6.28

Mortgage-backed securities available for sale	1,677,697	77,901	6.19	1,114,739	54,343	6.50

Mortgage-backed securities held to maturity	49,982	2,183	5.82	29,049	1,301	5.97

Loans receivable, net (2)	2,354,631	127,569	7.22	1,866,557	114,292	8.16

FHLB of New York Stock	79,151	2,241	3.77	49,933	2,243	5.99

Total interest-earning assets	4,926,225	$239,246	6.48%	3,607,614	$198,736	7.35%

Non-interest-earning assets	338,364			301,599

Total assets	$5,264,589			$3,909,213

Interest-Bearing Liabilities:

Deposits	$2,340,924	$65,416	3.73%	$1,773,775	$67,937	5.11%

Securities sold under agreements to repurchase (3)	1,399,763	37,764	3.60	973,255	36,717	5.03

Notes payable	252,815	5,152	2.72	231,468	8,545	4.92

Other borrowings(4)	643,326	21,550	4.47	446,538	18,053	5.39

Total interest-bearing liabilities	4,636,828	$129,882	3.73%	3,425,036	$131,252	5.11%

Non-interest-bearing liabilities	112,911			96,956

Total liabilities	4,749,739			3,521,992

Stockholders’ equity	514,850			387,221

Total liabilities and stockholders’ equity	$5,264,589			$3,909,213

Net interest income; interest rate spread(5)		$109,364	2.75%		$67,484	2.24%

Net interest margin			2.96%			2.49%

Average interest-earning assets to average interest-bearing liabilities			106.24%			105.33%

(footnotes on following page)

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and federal funds sold.

(2)	Includes mortgage loans held for sale and non-accrual loans.

(3)	Includes federal funds purchased.

(4)	Comprised of long-term debt, advances from the FHLB of New York, trust preferred securities and other borrowings.

(5)	Interest rate spread represents the difference between R&G Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

Mortgage Loan Servicing

         The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

	At or for the nine months ended
	September 30,

	2002	2001

	(Dollars in thousands)
Composition of Servicing Portfolio at period end:

GNMA	$2,721,221	$2,958,985

FNMA/FHLMC	5,926,375	2,337,570

Other mortgage loans (3)	2,602,507	1,808,222

Total servicing portfolio (3)	$11,250,103	$7,104,777

Activity in the Servicing Portfolio:

Beginning servicing portfolio	$7,224,571	$6,634,059

Add: Loan originations and purchases	1,529,819	1,415,853

Servicing of portfolio loans acquired (4)	4,168,844	3,837

Less: Sale of servicing rights(1)	(176,644)	(164,875)

Run-offs(2)	(1,496,487)	(784,097)

Ending servicing portfolio(3)	$11,250,103	$7,104,777

Number of loans serviced	162,823	113,181

Average loan size	$69	$63

Average servicing fee rate	0.51%	0.50%

(1)	Corresponds to loans sold, servicing released, by Continental Capital.

(2)	Run-offs refer to regular amortization of loans, prepayments and foreclosures.

(3)	At the dates shown, included $981.1 million and $1.0 billion of loans serviced for the Bank, respectively, which constituted 8.7% and 14.1% of the total servicing portfolio, respectively, and $120.8 million of loans in Crown Bank’s portfolio as of September 30, 2002, or 1.1% of the total servicing portfolio at such date.

(4)	Includes $2.6 billion acquired through Crown Bank acquisition in June 2002.

         A large portion of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2002, 62.6% of the Company’s mortgage servicing portfolio was related to mortgages secured by real property located in Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial’s servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company’s servicing portfolio consists of tax-exempt FHA/VA mortgage loans in Puerto Rico which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial’s servicing portfolio. During the nine month periods ended September 30, 2002 and 2001, the Company recognized $7.2 million and $2.5 million, respectively, of unscheduled amortization on mortgage servicing rights, and made provisions for impairment of approximately $6.5 million and $1.2 million during such respective periods.

Liquidity and Capital Resources

         Liquidity - Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management’s policy to maintain greater liquidity than required in order to be in a position to fund loan purchases and originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings.

         The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2002, the Company had $119.7 million in borrowing capacity under unused warehousing and other lines of credit, $768.7 million in borrowings capacity under unused lines of credit with the FHLB of New York and $25.0 million under unused fed funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At September 30, 2002, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans (including unused lines of credit) of $365.9 million. Certificates of deposit which are scheduled to mature within one year totaled $916.7 million at September 30, 2002, and borrowings that are scheduled to mature within the same period amounted to $1.2 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

         Capital Resources - The Company issued $25 million in Trust Preferred Securities in April 2002 through R&G Capital Trust I, a subsidiary of RAC. The Trust Preferred Securities increased the Company’s regulatory capital, which allows for the continued growth of our franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides the Company with a cost-effective form of capital.

         The FDIC’s capital regulations establish a minimum 3.0 % Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks from 4.0% to 5.0% or more. Under the FDIC’s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2002, the Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.80%, 12.77% and 13.74%, respectively. At September 30, 2002 Crown Bank also met each of its capital requirements, with Tier 1 (core) capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.44%, 11.86% and 12.91%, respectively.

         In addition, the Federal Reserve Board has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by FDIC regarding state-chartered banks, as described above. The Company is currently in compliance with such regulatory capital requirements.

Critical Accounting Policies

         The Company considers its Allowance for Loan Losses policy critical to its sound operations. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated statements of financial condition. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 1 of the

Notes to the Consolidated Financial Statements as of December 31, 2001 for further information regarding the Company’s provision and allowance for loan losses policy.

         The Company also considers, as critical to the sound operations of the Company, its policy for the measurement and periodic evaluation for impairment of its servicing asset and retained interests resulting from the sale or securitization of residential mortgage loans and/or financial asset transfers of mortgage loans accounted for as sales.

         As of September 30, 2002, the Company had a servicing asset of $147.6 million, and retained interests (CMO residuals and interest only strips) resulting from financial asset transfers accounted for as sales totaling $22.7 million. Such assets are initially recorded at their fair value at the time of sale or securitization. Once recorded, such assets are periodically evaluated and adjusted accordingly using discounted future cash flows techniques, via Company simulation models and through external consultants. Generally, the value of such assets decline with decreases in interest rates and conversely increases when interest rates increase. An impairment is recognized on the Company’s servicing asset whenever the prepayment pattern of the underlying mortgage loans indicates that the fair value of such asset is lower than its carrying amount. Retained interests are adjusted periodically to their estimated fair value, and are included within mortgage-backed securities available for sale on the consolidated statements of financial condition. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements as of December 31, 2001 for further information regarding the Company’s servicing asset and retained interests policy.

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

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

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

         This SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4s; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

         Quantitative and qualitative disclosures about market risks at December 31, 2001 are presented in Item 7A of the Company’s Annual report on Form 10-K. Information at September 30, 2002 is presented on page 22 of this Report. Management believes there have been no material changes in the Company’s market risk since December 31, 2001.

Item 4. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

The Registrant is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Registrant.

Item 2: Changes in Securities

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a)	Item 601 exhibits:

No.	Description

2.1	Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996(1)

2.2	Agreement and Plan of Reorganization by and among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001, as amended (2)

3.1.0	Certificate of Incorporation of R&G Financial Corporation (3)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of R&G Financial Corporation (3)

No.	Description

3.1.2	Amended and Restated Certificate of Incorporation of R&G Financial Corporation (4)

3.1.3	Amendment to the Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)

3.1.4	Second Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (15)

3.1.5	Certificate of Resolutions designating the terms of the Series A Preferred Stock (6)

3.1.6	Certificate of Resolutions designating the terms of the Series B Preferred Stock (7)

3.1.7	Certificate of Resolutions designating the terms of the Series C Preferred Stock (12)

3.1.8	Certificate of Resolutions designating the terms of the Series D Preferred Stock (13)

3.2	Bylaws of R&G Financial Corporation (3)

4.0	Specimen of Stock Certificate of R&G Financial Corporation (3)

4.1	Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)

4.2	Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)

4.3	Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)

4.4	Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)

10.1	Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on June 27, 1996 (3)

10.2	Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (3)

10.3	Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated December 1, 1994 (3)

10.4	Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995 (3)

10.5	R&G Financial Corporation Stock Option Plan (3)(*)

10.6	Guarantee Agreement between R&G Financial Corporation, R&G Acquisition Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I.

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission (“SEC”) on October 1, 1996.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2001.

(3)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on June 18, 1996, as amended.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 1999.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2001.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 1998

(7)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 13, 2000.

(8)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-55834), filed with the SEC on March 7, 2001.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-60923), as amended, filed with the SEC on August 7, 1998.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-90463), filed with the SEC on November 5, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-55834), filed with the SEC on February 16, 2001.

(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 14, 2001.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2002.

(*)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

(1)  The Registrant filed a current report on Form 8-K on July 3, 2002, announcing the filing of a listing application with The New York Stock Exchange to list its Class B Common Stock.

(2)  The Registrant filed a current report on Form 8-K on July 11, 2002, announcing receipt of approval to list its Class B Common Stock on The New York Stock Exchange (the “NYSE”), and that the Class B Common would begin trading on the NYSE on July 12, 2002 and be delisted from the Nasdaq National Market effective July 11, 2002.

(3)  The Registrant filed a current report on Form 8-K on July 17, 2002, with an attached press release announcing its earning for the second quarter and six months ended June 30, 2002.

(4)  The Registrant filed a current report on Form 8-K on July 30, 2002, announcing the pricing of an offering of 3.5 million shares of is Class B Common Stock at a price of $19.00 per share.

(5)  The Registrant filed a current report on Form 8-K on August 2, 2002, announcing the closing of the offering of 3.5 million shares of its Class B Common Stock.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION

Date: November 14, 2002	By:	/S/ VICTOR J. GALAN

Víctor J. Galán, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JOSEPH R. SANDOVAL

Joseph R. Sandoval Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Víctor J. Galán, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of R&G Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)	Evaluated the effectiveness of the registrant ‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Víctor J. Galán Chairman of the Board and Chief Executive Officer

I, Joseph R. Sandoval, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of R&G Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)	Evaluated the effectiveness of the registrant ‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Joseph R. Sandoval Senior Vice President and Chief Financial Officer