Form 10-K
period 2002-12-31
R&G FINANCIAL CORP
filed 2003-03-31
CIK 1016933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-21137

                            R&G FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Puerto Rico                                      66-0532217
----------------------------------------             ---------------------------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

    280 Jesus T. Pinero Avenue
  Hato Rey, San Juan, Puerto Rico                              00918
----------------------------------------             ---------------------------
       (Address of Principal                                 (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (787) 758-2424

         Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of Each Exchange on Which Registered
       -------------------           -----------------------------------------
      Class B Common Stock                      New York Stock Exchange
   (par value $.01 per share)

         Securities registered pursuant to Section 12(g) of the Act:

       Series A-D Noncumulative Perpetual Monthly Income Preferred Stock
         (liquidation value $25 per share and par value $.01 per share)
         --------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate value of the 18,482,423 shares of Class B Common Stock of the Registrant issued and outstanding on such date, which excludes 1,003,863 shares held by all directors and officers of the Registrant as a group, was approximately $438.2 million. This figure is based on the last known trade price of $23.71 per share of the Registrant's Class B Common Stock on June 28, 2002.

Number of shares of Class B Common Stock outstanding as of February 28, 2003:
19,486,286 (Does not include 14,553,056 shares of Class A Common Stock which are exchangeable into shares of Class B Common Stock at the option of the holder.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         A number of the presentations and disclosures in this Form 10-K, including any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements.

         These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

         - the strength of the United States economy in general and the strength of the regional and local economies within Puerto Rico and Florida;

         - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

         -        inflation, interest rate, market and monetary fluctuations;

         - our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

         - the willingness of users to substitute competitors' products and services for our products and services;

         - the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

         -        technological changes;

         -        changes in consumer spending and savings habits; and

         -        regulatory or judicial proceedings.

         If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K.

Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

         We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 1:  BUSINESS

                                     GENERAL

THE COMPANY

         R&G Financial Corporation ("R&G Financial" or the "Company") is a Puerto Rico chartered, financial holding company that operates R&G Mortgage Corp. ("R&G Mortgage"), the second largest mortgage company in Puerto Rico, R-G Premier Bank of Puerto Rico ("Premier Bank"), a Puerto Rico commercial bank, and Crown Bank, a Federal Savings Bank ("Crown Bank") (Premier Bank and Crown Bank hereinafter collectively referred to as "banking subsidiaries" of R&G Financial). Through R&G Mortgage, the Company also operates The Mortgage Store of Puerto Rico, Inc. ("The Mortgage Store"), a Puerto Rico mortgage company, and through Crown Bank, the Company operates Continental Capital Corp. ("Continental"), a mortgage banking company doing business in New York, New Jersey, Connecticut, Florida and North Carolina. The Company also operates Home & Property Insurance Corp., a Puerto Rico insurance agency, and R-G Investments Corporation, a Puerto-Rico licensed broker-dealer registered with the National Association of Securities Dealers ("NASD").

         On June 7, 2002, R&G Financial, through its wholly-owned subsidiary R&G Acquisition Holdings Corporation ("RAC"), a Florida corporation, acquired The Crown Group, Inc., a Florida corporation, and its wholly-owned savings bank subsidiary, Crown Bank, for an aggregate of $100.0 million in cash. Crown Bank, operates in the Tampa-St. Petersburg-Clearwater and Orlando metropolitan areas through 15 full-service offices.

         The Orlando market is one of the fastest growing markets in Florida, both generally and for Hispanics in particular (mainly Puerto Rican), and provides the Company with what management believes is a cost effective way to access the Hispanic markets in the United States, while providing a strong platform for further expansion in Florida. Crown Bank's balance sheet is complimentary to that of the Company and is predominantly secured by real estate. In addition, the acquisition will allow the Company to access lower cost funding in Florida as compared to Puerto Rico.

         The Company is currently in its 31st year of operations and operates its business through its subsidiaries. The Company is primarily engaged in providing a full range of banking services, including commercial banking services, corporate real estate and business lending, residential construction lending, consumer lending and credit cards, offering a diversified range of deposit products and, to a lesser extent, trust and investment services through its private banking department and its broker-dealer. The Company is also engaged in a range of real estate secured lending activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the securitization and sale of various mortgage-backed and related securities and the holding and financing of mortgage loans and mortgage-backed and related securities for sale or investment and the purchase and sale of servicing rights associated with such mortgage loans.

         The Company was organized in 1972 as R&G Mortgage Corp. and completed its initial public offering in 1996, following its reorganization as a bank holding company. As of December 31, 2002, the Company had total assets of $6.3 billion, total deposits of $2.8 billion and stockholders' equity of $662.2 million. At December 31, 2002, the Company operated 29 bank branches, mainly located in the northeastern section of Puerto Rico, 15 bank branches in the continental United States, located in Florida, 42 mortgage offices in Puerto Rico and 5 mortgage offices in the United States, located in New York, North Carolina and Florida.

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

         The senior management of the Company is comprised of five executives with an average of over 28 years of experience in the financial services industry. Victor J. Galan is the Company's Chairman and Chief Executive Officer, positions he has held since the Company's incorporation in 1996. Mr. Galan is also the founder and Chairman of R&G Mortgage, a position he has held since 1972. Ramon Prats is the Company's President and Vice Chairman, positions he has held since 2001 and 1996, respectively. Mr. Prats formerly was Executive Vice President of R&G Mortgage, a position he held since 1980. Joseph Sandoval was recently promoted to Executive Vice President and he has also been the Company's Chief Financial Officer since 1997. Previously, Mr. Sandoval was an accountant with a predecessor to PriceWaterhouseCoopers LLP. Mario Ruiz has been with R&G Financial subsidiaries since 1990 and is presently Executive Vice President of Premier Bank. Mr. Ruiz previously served in various capacities for R&G Mortgage and The Mortgage Store. Steven Velez has been with R&G Mortgage since 1989 and is presently Executive Vice President of R&G Mortgage.

         During the past year, the Company participated in several financing transactions. During March 2002, the Company issued 2,760,000 shares of the Company's 7.25% Monthly Income Preferred Stock, Series D, for aggregate net proceeds of $66.6 million. In April 2002 and December 2002, RAC formed R&G Capital Trust I and R&G Capital Trust II, respectively, Delaware and Connecticut business trusts, which issued $25.0 million and $10.0 million, respectively, of trust preferred securities in private placements. Such securities are included within notes payable in the Company's Consolidated Statements of Financial Condition. The Company has guaranteed certain obligations of RAC to R&G Capital Trust I related to the payment of interest by RAC on the trust preferred securities and the eventual redemption of the trust preferred securities at maturity.

         In August 2002, the Company completed an offering of 4,025,000 shares of its Class B Common Stock, comprised of 2,525,000 shares offered by the Company and 1,500,000 shares offered by Victor J. Galan, the Company's Chairman and Chief Executive Officer. The aggregate net proceeds to the Company from the offering were $45.2 million. The Company did not receive any proceeds from the sale of shares by Mr. Galan.

         Effective July 12, 2002, the Company began trading its Class B Common Stock on the New York Stock Exchange under the symbol "RGF." At such time, the Company voluntarily delisted its Class B Common Stock from trading on The Nasdaq National Market.

        The Company's principal executive offices are located at 280 Jesus T. Pinero Avenue, San Juan, Puerto Rico 00918 and its telephone number is (787) 758-2424.

BANKING OPERATIONS

         General. The Company provides a full range of banking services through its banking subsidiaries, including residential, commercial and personal loans and a diversified range of deposit products. Premier Bank also provides private banking, trust and other financial services to its customers.

         R&G Financial's banking business consists principally of holding deposits from the general public and using them, together with funds obtained from other sources, to originate and purchase loans secured primarily by residential real estate, and to purchase mortgage-backed and other securities. To a lesser extent, but with increasing emphasis over the past few years, R&G Financial also originates construction loans and loans secured by commercial real estate, as well as consumer and personal loans and commercial business loans. Such loans offer higher yields, are generally for shorter terms and offer the Company an opportunity to provide a greater range of financial services to its customers. Premier Bank also offers trust services through its trust department. To date, Premier Bank has engaged in business solely in Puerto Rico. Crown Bank conducts business from its Florida locations, and Continental originates retail construction and commercial loans in New York, New Jersey, Connecticut, North Carolina and Florida.

         Residential Loans. At December 31, 2002, R&G Financial's loans receivable, net, totaled $2.8 billion, which represented 44.0% of R&G Financial's $6.3 billion of total assets. At such date, all but $250,000 of R&G Financial's loans receivable were held by its banking subsidiaries. R&G Financial's loan portfolio historically has had a substantial amount of loans secured by first mortgage liens on existing single-family residences. At December 31, 2002, $1.5 billion, or 52.0% of R&G Financial's total loans held for investment, consisted of such loans, of which all but $3.1 million consisted of conventional loans.

         Construction Loans. At December 31, 2002, retail construction loans amounted to $104.1 million, or 3.6% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $302.4 million in the aggregate, or 10.5% of total loans held for investment. R&G Financial intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio.

         Commercial Loans. R&G Financial also originates mortgage loans secured by commercial real estate, primarily office buildings, retail stores, warehouses and general purpose industrial space. At December 31, 2002, $582.1 million, or 20.2% of R&G Financial's total loans held for investment, consisted of such loans. Finally, R&G Financial also offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premium loans and loans guaranteed by the Small Business Administration and various consumer loans. At December 31, 2002, consumer loans, which are largely secured by real estate and deposits, amounted to $200.9 million, or 7.0% of total loans held for investment, and commercial business loans amounted to $152.7 million, or 5.3% of total loans held for investment.

MORTGAGE BANKING

         Originations. The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Mortgage is primarily engaged in the business of originating first and second mortgage loans on single-family residential properties secured by real estate. R&G Mortgage also originates residential mortgage loans through The Mortgage Store, its wholly-owned subsidiary. Pursuant to agreements entered into between R&G Mortgage and Premier Bank, non-conforming conventional single-family residential loans and consumer loans secured by real estate are also originated by R&G Mortgage for portfolio retention by Premier Bank. Premier Bank retains most of the nonconforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size (in the case of "jumbo" loans) or other underwriting technicalities (mostly related to documentation requirements) at the time of origination. Jumbo loans may be packaged and sold in the secondary market, while loans with underwriting technicalities may be cured through payment experience and subsequently sold. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 2002, 2001 and 2000, R&G Financial originated a total of $2.0 billion, $1.8 billion and $1.1 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for Premier Bank of $811.8 million, $664.8 million and $451.4 million during the years ended December 31, 2002, 2001 and 2000, respectively, or 41%, 36% and 43%, respectively, of total originations. The loans originated by R&G Mortgage for Premier Bank are comprised primarily of conventional residential loans and, to a lesser extent, residential construction loans and consumer loans secured by real estate.

         Continental has historically originated residential FHA/VA as well as conventional conforming mortgage loans from all its offices, and interim construction loans to builders from its North Carolina office, retaining 5% and selling the balance to a non-affiliated bank. As a subsidiary of Crown Bank, Continental plans on continuing this business, as well as originating commercial loans and retail construction loans in New York in fiscal 2003. Crown Bank intends to retain the commercial and retail construction loans in its portfolio.

         Servicing. R&G Financial's servicing portfolio has grown significantly over the past several years. During the second quarter of 2002, the Company acquired a servicing portfolio of $2.6 billion as part of its acquisition of Crown Bank. At December 31, 2002, R&G Financial's servicing portfolio totaled $11.0 billion and consisted of a total of 158,659 loans. These amounts include R&G Mortgage's servicing portfolio, totaling $7.2 billion, Crown Bank's servicing portfolio, totaling $3.3 billion, and Continental's servicing portfolio, totaling $470.1 million, at December 31, 2002. At December 31, 2002, R&G Financial's servicing portfolio included $1.1 billion of loans serviced for Premier Bank and $100.9 million of loans serviced for Crown Bank, or 10.3% and 0.9%, respectively, of the total servicing portfolio. Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single-family residences. R&G Financial generally retains the servicing function with respect to the loans which have been securitized and sold.

         Securitizations. R&G Financial pools Federal Housing Administration, the "FHA," and Veterans Administration, the "VA," loans into mortgage-backed securities which are guaranteed by the Government National Mortgage Association, the "GNMA." These securities are sold to securities broker-dealers and other investors in Puerto Rico. Conventional loans may either be sold directly to agencies such as the Federal National Mortgage Association, the "FNMA," and the Federal Home Loan Mortgage Corporation, the "FHLMC," or to private investors, or may be pooled into FNMA or FHLMC mortgage-backed securities, which are generally sold to investors. During the years ended December 31, 2002, 2001 and 2000, R&G Financial sold $1.2 billion, $1.1 billion and $637.8 million of loans, respectively, as part of its mortgage banking activities, which includes loans securitized and sold, but does not include loans originated for Premier Bank or loans securitized for other institutions.

REGULATION

         The Company operates its businesses under a variety of federal, state and Puerto Rico laws and rules. As a financial holding company, it is subject to the rules of the Board of Governors of the Federal Reserve System and the Office of the Puerto Rico Commissioner of Financial Institutions, the "OCFI." Among other things, the Company is required to meet minimum capital requirements, and its activities are limited to those that are determined to be financial in nature or incidental or complimentary to a financial activity.

         Premier Bank is subject to extensive regulation and examination by the Federal Deposit Insurance Corporation, or "FDIC," and by the OCFI, and Crown Bank is subject to extensive regulation and supervision by the Office of Thrift Supervision, or "OTS." This regulation and supervision establishes a comprehensive framework of activities in which the Company's banking subsidiaries can engage. In addition, the FDIC and the OTS are required to take "prompt corrective action" if a given bank does not meet its minimum capital requirements. The FDIC and the OTS have established five capital tiers to implement this requirement, from "well capitalized" to "critically undercapitalized." A bank's capital tier will depend on various capital measures and other qualitative factors and will subject it to specific requirements. As of December 31, 2002, Premier Bank and Crown Bank met the capital measures for being "well capitalized" under the regulations.

         The Company's mortgage banking business is subject to the rules of the FHA, VA, GNMA, FNMA, FHLMC and the Department of Housing and Urban Development with respect to originating, processing, selling and servicing mortgage loans. In addition to these rules, the Company's Puerto Rico mortgage banks are subject to the rules of the OCFI and Continental is subject to the rules of the OTS. Among other things, all of these rules prohibit discrimination, establish underwriting guidelines, require credit reports, fix maximum loan amounts and, in some cases, fix maximum interest rates.

                   LENDING ACTIVITIES FROM BANKING OPERATIONS

         General. At December 31, 2002, R&G Financial's loans receivable, net totaled $2.8 billion, which represented 44.0% of R&G Financial's $6.3 billion of total assets. At December 31, 2002, all but $250,000 of R&G Financial's loans receivable, net were held by its banking subsidiaries. The principal category of loans in R&G Financial's portfolio are conventional loans which are secured by first liens on single-family residences. Conventional residential real estate loans are loans which are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 2002, all but $3.1 million of R&G Financial's first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial's loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

         Loan Portfolio Composition. The following table sets forth the composition of R&G Financial's loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held by banking subsidiaries of R&G Financial.

                                                                         December 31,
                                     -----------------------------------------------------------------------------------
                                                2002                        2001                         2000
                                     ------------------------     -------------------------     ------------------------
                                        Amount       Percent        Amount         Percent       Amount         Percent
                                     -----------     -------      -----------      -------      ----------      -------
                                                                    (Dollars in Thousands)
Residential real estate -
  first mortgage ................    $ 1,500,572       52.05%     $ 1,006,073        52.59%     $1,005,033        58.43%
Residential real estate -
  second mortgage ...............         40,429        1.40           33,321         1.74          27,419         1.59
Retail construction .............        104,075        3.61           50,767         2.65          47,698         2.77
Commercial construction
  and land acquisition(1) .......        302,411       10.49          221,537        11.58         137,640         8.00
Commercial real estate ..........        582,114       20.19          340,139        17.78         270,459        15.72
Commercial business .............        152,743        5.30           79,909         4.18          59,120         3.44
Consumer loans:
  Loans secured by deposits .....         28,070        0.97           26,176         1.37          26,926         1.57
  Real estate secured
    consumer loans ..............         68,156        2.36           83,509         4.37         100,357         5.83
  Unsecured consumer loans ......        104,715        3.63           71,507         3.74          45,563         2.65
                                     -----------       -----      -----------       ------      ----------       ------
    Total loans receivable ......      2,883,285      100.00%       1,912,938       100.00%      1,720,615       100.00%
                                     -----------      ------      -----------       ------      ----------       ------
Less:
  Allowance for loan losses .....        (32,676)                     (17,428)                     (11,600)
  Loans in process ..............        (90,432)                     (92,935)                     (78,163)
  Deferred loan fees ............            (45)                          20                          909
  Unearned interest .............           (443)                        (207)                         (85)
                                     -----------                  -----------                   ----------
                                        (123,596)                    (110,550)                     (88,939)
                                     -----------                  -----------                   ----------
  Loans receivable, net(2) ......    $ 2,759,689                  $ 1,802,388                   $1,631,276
                                     ===========                  ===========                   ==========

                                                                            December 31,
                                                       -----------------------------------------------------
                                                                  1999                        1998
                                                       -------------------------     -----------------------
                                                          Amount         Percent      Amount         Percent
                                                       ----------        -------     -------         -------
Residential real estate - first mortgage..........     $1,099,843         68.47%     $735,795         66.87%
Residential real estate - second mortgage..........        13,029          0.81        18,634          1.69
Retail construction................................        38,950          2.42        23,280          2.12
Commercial construction and land acquisition(1)....        61,037          3.80        15,353          1.39
Commercial real estate.............................       204,155         12.71       117,151         10.65
Commercial business................................        54,231          3.38        46,532          4.23
Consumer loans:
   Loans secured by deposits.......................        20,539          1.28        17,225          1.56
   Real estate secured consumer loans..............        76,944          4.79        85,055          7.73
   Unsecured consumer loans........................        37,653          2.34        41,381          3.76
                                                       ----------        ------     ---------        ------
     Total loans receivable........................     1,606,381        100.00%    1,100,406        100.00%
                                                       ----------        ------     ---------        ------


Less:
   Allowance for loan losses.......................        (8,971)                     (8,055)
   Loans in process................................       (33,526)                    (18,170)
   Deferred loan fees..............................          (437)                       (166)
   Unearned interest...............................          (440)                       (347)
                                                       ----------                  ----------
                                                          (43,374)                    (26,738)
                                                       ----------                  ----------
   Loans receivable, net(2)........................    $1,563,007                  $1,073,668
                                                       ==========                  ==========

-----------------

(1)      Includes $250,000, $665,000, $1.2 million, $545,000 and $249,000 of loans held by R&G Mortgage at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(2) Does not include mortgage loans held for sale of $258.7 million, $236.4 million, $95.7 million, $77.3 million and $117.1 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively, of R&G Mortgage.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in R&G Financial's total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                    Due 1-5        Due 5 or more
                                                                  years after       years after
                                                     Due 1 year   December 31,     December 31,
                                                      or less          2002             2002            Total(1)
                                                     ----------   ------------     -------------     ------------
                                                                           (In Thousands)
Residential real estate...................           $ 117,341    $   78,907       $  1,344,753       $ 1,541,001
Retail construction.......................             103,141           460                474           104,075
Commercial real estate(2).................             377,182       346,502            160,841           884,525
Commercial business.......................              81,068        47,623             24,052           152,743
Consumer:
   Loans on savings.......................              16,043        11,779                248            28,070
   Real estate secured consumer loans.....               8,413        11,975             47,768            68,156
   Unsecured consumer loans...............              49,054        46,619              9,042           104,715
                                                     ---------    ----------       ------------       -----------
Total(3)..................................           $ 752,242    $  543,865       $  1,587,178       $ 2,883,285
                                                     =========    ==========       ============       ===========

-----------------------

(1) Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.

(2) Includes $302.4 million of commercial construction and land acquisition loans.

(3)      Does not include mortgage loans held for sale.

         The following table sets forth the dollar amount of total loans at December 31, 2002 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                  Floating or
                                                Fixed rate      adjustable-rate        Total
                                                ----------      ---------------     -----------
                                                                (In Thousands)
Residential real estate...................      $1,527,896        $  13,105         $ 1,541,001
Retail construction.......................          62,099           41,976             104,075
Commercial real estate(1).................         252,805          631,720             884,525
Commercial business.......................          79,547           73,196             152,743
Consumer:
   Loans on savings.......................          28,070               --              28,070
   Real estate secured consumer loans.....          61,680            6,476              68,156
   Unsecured consumer loans...............         104,715               --             104,715
                                                ----------        ---------         -----------
Total.....................................      $2,116,812        $ 766,473         $ 2,883,285
                                                ==========        =========         ===========

---------------------

(1) Includes $302.4 million of commercial construction and land acquisition loans.

         Scheduled contractual amortization of loans does not reflect the expected term of R&G Financial's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sales clauses, which give R&G Financial the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

         Origination, Purchases and Sales of Loans. The following table sets forth loan originations, purchases and sales from banking operations for the periods indicated.

                                                                              Year Ended December 31,
                                                                ------------------------------------------------
                                                                      2002             2001              2000
                                                                ------------------------------------------------
                                                                               (Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
   Residential mortgages...................................        $  764,115         $625,798       $   378,398
   Commercial mortgages....................................                --               --                --
   Residential construction................................            45,026           29,353            29,063
   Consumer loans..........................................             2,632            9,658            43,943
                                                                -------------       ----------       -----------

     Total loans originated by R&G Mortgage................           811,773          664,809           451,404
                                                                -------------       ----------       -----------
Other loans originated:
   Residential real estate (1).............................            26,163               --                --
   Commercial real estate..................................           357,718          213,215           150,329
   Commercial business.....................................            62,965           59,074            48,060
   Construction and development (2)........................           143,356          171,026           127,473
Consumer loans:
   Loans on deposit........................................            40,061           48,730            45,474
   Real estate secured consumer loans......................             4,191               --                --
   Unsecured consumer loans................................            90,431           63,702            32,517
                                                                -------------       ----------       -----------
     Total other loans originated..........................           724,885          555,747           403,853
                                                                -------------       ----------       -----------
   Loans purchased.........................................           236,181           61,359           128,824
                                                                -------------       ----------       -----------
     Total loans originated and purchased..................         1,772,839        1,281,915           984,081
                                                                -------------       ----------       -----------
   Loans sold..............................................           (35,311)        (130,716)         (105,653)
   Loan participations sold................................           (43,301)         (52,886)               --
   Loan principal reductions...............................          (691,013)        (486,410)         (359,760)
                                                                -------------       ----------       -----------
   Net increase before other items, net....................         1,003,214          611,903           518,668
   Loans acquired in connection with acquisition of
       Crown Bank..........................................           486,958               --                --
    Loans securitized and transferred to mortgage-backed
       securities..........................................          (534,656)        (421,645)         (410,453)
                                                                -------------       ----------       -----------
Net increase in loans...................................           $  955,516       $  190,258       $   108,215
                                                                =============       ==========       ===========

----------------------
(1)      All of such loans were conventional loans.

(2) Includes $32.1 million and $34.6 million originated by Continental in 2002 and 2001, respectively.

         R&G Financial, through its banking subsidiaries, originates for both investment and sale mortgage loans secured by residential real estate (secured by both first and second mortgage liens) as well as construction loans (for residential real estate), commercial real estate loans, commercial business loans and consumer loans.

         R&G Mortgage assists Premier Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with Premier Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by Premier Bank. R&G Mortgage performs the foregoing loan origination services on behalf of Premier Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from Premier Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of Premier Bank. During the years ended December 31, 2002, 2001 and 2000, R&G Mortgage received $11.6 million, $10.3 million and $8.1 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of Premier Bank. These fees are eliminated in consolidation in R&G Financial's Consolidated Financial Statements. See "- Regulation - R&G Financial - Limitations on Transactions with Affiliates."

         R&G Financial originates commercial real estate, commercial business and consumer loans. Applications for commercial real estate, commercial business and unsecured consumer loans are taken at all branch offices of the Company's banking subsidiaries, and may be approved by lending officers of each banking subsidiary within designated limits which are established and modified from time to time to reflect an individual's expertise and experience. All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. In addition, Premier Bank's Management Credit Committee is authorized to approve all loans not exceeding $5.0 million, and the Executive Committee of the Board of Directors is authorized to approve all loans exceeding $5.0 million. In the case of Crown Bank, all loans over $1 million require approval by Crown Bank's Credit Committee and Board of Directors. Management of R&G Financial believes that its relatively centralized approach to approving loan applications ensures strict adherence to its underwriting guidelines, while still allowing the Company to approve loan applications on a timely basis.

         R&G Financial also purchases conventional loans secured by first liens on single-family residential real estate from unrelated financial institutions. Such loan purchases are underwritten pursuant to the same guidelines as direct loan originations. During the years ended December 31, 2002, 2001 and 2000, Premier Bank purchased $236.2 million, $61.4 million and $128.8 million of loans, respectively. Crown Bank did not purchase any such loans during the years ended December 31, 2002, 2001 and 2000.

         During the years ended December 31, 2001 and 2000, loans sold from banking operations were $130.7 million and $105.7 million, respectively. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC or other private parties.

         R&G Mortgage services all loans held in Premier Bank's portfolio (including single-family residential loans retained by Premier Bank, commercial real estate, commercial business and consumer loans (although R&G Mortgage does not actually acquire such servicing rights)). In addition, Premier Bank processes payments on all loans serviced by R&G Mortgage on behalf of Premier Bank. Finally, R&G Mortgage renders securitization services with respect to the pooling of some of Premier Bank's mortgage loans into mortgage-backed securities. See "- Mortgage Banking Activities."

         Single-Family Residential Real Estate Loans. R&G Financial historically has had a substantial portion of its lending activities in the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 2002, $1.5 billion or 52.0% of R&G Financial's total loans held for investment consisted of such loans, of which all but $3.1 million consisted of conventional loans. Premier Bank's first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

         R&G Financial's first mortgage single-family residential loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by its Board of Directors, R&G Financial may lend up to 95% of the appraised value of the property securing a first mortgage single-family residential loan provided it is with private mortgage insurance with respect to the top 25% of the loan.

         The Company also originates loans secured by second mortgages on single-family residential properties. At December 31, 2002, $40.4 million or 1.4% of R&G Financial's total loans held for investment consisted of second mortgage loans on single-family residential properties. R&G Financial offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property's appraised value (including the first mortgage).

         Construction Loans. At December 31, 2002, retail construction ("spot") loans amounted to $104.1 million or 3.6% of R&G Financial's total loans held for investment, while commercial construction and land acquisition loans amounted to $302.4 million or 10.5% of total loans held for investment.

         Premier Bank and Crown Bank offer "spot" loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Company's construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Company to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. Thereafter, the permanent loan is made at then market rates, provided that such rate shall not be more than 2% greater than the interim construction rate. In the case of Premier Bank, R&G Mortgage's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Company's construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs.

         R&G Financial also originates construction loans to developers to develop single family residential properties. At December 31, 2002, R&G Financial had residential construction loans to develop single-family residences with an aggregate principal balance of $208.2 million. Commitments for future funding included in such amount approximate $49.8 million. In addition, R&G Financial had loans to develop commercial properties with an aggregate principal balance of $42.8 million. All loans are performing in accordance with their terms at December 31, 2002.

         In addition to the foregoing, at December 31, 2002, R&G Financial had land acquisition loans with an aggregate balance of $50.4 million, which were made in connection with projects to construct single-family residences. R&G Financial and the financial institution which made the interim construction loan have entered into an agreement pursuant to which R&G Financial is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. R&G Financial expects to make the permanent construction loan on some of these projects. Premier Bank has also made a working capital/pre-development loan with an outstanding principal balance of $1.0 million at December 31, 2002 which is secured by land.

         R&G Financial intends to continue to increase their involvement in single-family residential construction lending. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Company has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Company has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 2002, $1.5 million of R&G Financial's retail construction loans were classified as non-performing. As of such date, no commercial construction or land acquisition loans were non-performing.

         Commercial Real Estate Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2002, $582.1 million or 20.2% of R&G Financial's total loans held for investment consisted of such loans. At December 31, 2002, $29.4 million of R&G Financial's commercial real estate loans were classified as nonperforming.

         Commercial real estate loans of the Company are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Although terms vary, commercial real estate loans generally are amortized over a period of 7 to 15 years in Premier Bank and 10 to 20 years in Crown Bank, and have maturity dates of 5 to 7 years in Premier Bank and 3 to 10 years in Crown Bank. R&G Financial generally originates these loans with interest rates which adjust monthly in accordance with a designated prime rate plus a margin, which generally is negotiated at the time of origination. Such loans will have a floor but no ceiling on the amount by which the rate of interest may adjust over the loan term. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, R&G Financial generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 1.20 or more. It is also the Company's policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional coverage may be provided through mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

         Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. R&G Financial attempts to minimize its risk exposure by limiting the extent of its commercial lending generally. In addition, the Company imposes stringent loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral. Although the Company has begun to increase its emphasis on commercial real estate lending, management does not currently anticipate that the commercial real estate loans portfolio will grow significantly as a percentage of the total loan portfolio.

         Commercial Business Loans. The Company offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Company also generally obtains personal guarantees from the principals of the borrowers. At December 31, 2002, commercial business loans amounted to $152.7 million or 5.3% of total loans held for investment. Although the Company has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

         Consumer Loans. R&G Financial also originates real estate secured consumer loans. Such loans generally have shorter terms and higher interest rates than other mortgage loans. At December 31, 2002, $200.9 million or 7.0% of R&G Financial's total loans held for investment consisted of consumer loans. This amount is comprised mostly of real estate secured consumer loans (which in the case of Premier Bank are originated by R&G Mortgage) and deposit accounts, but the Company also offers credit cards and other unsecured consumer loans. Most of the Company's consumer loans are secured and have been primarily obtained through newspaper advertising, although loans are also obtained from existing and walk-in customers. Although R&G Financial has begun to increase the emphasis on consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

         R&G Financial currently offers loans secured by deposit accounts, which amounted to $28.1 million at December 31, 2002. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. R&G Financial offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Real estate secured consumer loans generally have a maximum term of 10 years, which may be extended at management's sole discretion in certain circumstances, and an interest rate which is set at a fixed rate based on market conditions. The loans are secured with a first or second mortgage on the property, including loans where another institution holds the first mortgage. At December 31, 2002, real estate secured consumer loans totaled $68.2 million. At December 31, 2002, credit card receivables, all held by Premier Bank, totaled $43.3 million.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. At December 31, 2002, $5.3 million of consumer loans were classified as non-performing, of which $4.5 million were secured by real estate.

         Asset Quality. When a borrower fails to make a required payment on a loan, R&G Financial attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made between the 10th and 15th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While R&G Financial generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent in the case of mortgage loans, R&G Financial does institute foreclosure or other proceedings, as necessary, to minimize any potential loss. In the case of consumer loans, the Company refers the file for collection action after 60 days.

         Loans secured by real estate are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When such a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, R&G Financial does not accrue interest on loans past due 90 days or more which are secured by real estate. The Company generally takes the same position in the case of consumer loans.

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Pursuant to a statement of position ("SOP 92-3"), which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

         The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated. R&G Financial did not have any troubled debt restructurings at any of the periods presented. Except as otherwise indicated in the footnotes to the table, the non-performing assets are assets of banking subsidiaries of the Company.

                                                                                December 31,
                                                       ---------------------------------------------------------------
                                                        2002          2001          2000          1999          1998
                                                       -------       -------       ------        -------       -------
                                                                            (Dollars in Thousands)
Non-accruing loans:
   Residential real estate(1).....................     $43,281       $50,358       $79,234       $47,413       $32,973
   Residential construction.......................       1,512           871           487           478           441
   Commercial real estate.........................      29,375        16,945        11,881         9,005         6,463
   Commercial business............................       2,197         3,105         1,414         1,255         3,224
   Consumer unsecured.............................         802           303         1,186           802         1,358
   Other..........................................          --            --            --            61            67
                                                       -------       -------       -------       -------      --------
     Total........................................      77,167        71,582        94,202        59,014        44,526
                                                       -------       -------       -------       -------      --------

Accruing loans greater than 90 days delinquent:
   Residential real estate........................         104            --            --            --            --
   Residential construction.......................          --            --            --            --            --
   Commercial real estate.........................          --            --            --            --            --
   Commercial business............................         261           462           420            63            61
   Consumer.......................................         667           428           360           274           357
                                                       -------       -------       -------       -------      --------
     Total accruing loans greater than
       90 days delinquent.........................       1,032           890           780           337           418
                                                       -------       -------       -------       -------      --------
     Total non-performing loans...................      78,199        72,472        94,982        59,351        44,944
                                                       -------       -------       -------       -------      --------
Real estate owned, net of reserves................      15,544(2)     10,061         9,056         5,852         4,041
Other repossessed assets..........................         292           362           583           466           237
                                                       -------       -------       -------       -------      --------
                                                        15,836        10,423         9,639         6,318         4,278
                                                       -------       -------       -------       -------      --------
Total non-performing assets                            $94,035       $82,895      $104,621       $65,669       $49,222
                                                       =======       =======      ========       =======      ========
     Total non-performing loans as a
       percentage of total loans(3)                     2.71%         3.79%         5.52%         3.66%         4.08%
                                                       =======       =======      ========       =======      ========

     Total non-performing assets as a
       percentage of total assets                       1.50%         1.78%         2.96%         2.26%         2.41%
                                                       =======       =======      ========       =======      ========

----------------------

(1) Includes $4.5 million, $5.8 million, $6.2 million, $6.1 million and $5.3 million consumer loans, respectively, held by Premier Bank secured by first and second mortgages on residential real estate at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. Also includes $6.5 million, $7.3 million, $17.6 million, $5.9 million and $4.3 million residential real estate loans secured by first mortgages held by R&G Mortgage at December 31, 2002, 2001, 2000, 1998 and 1998, respectively.

(2) Real estate owned, net of reserves, acquired in connection with the acquisition of Crown Bank in 2002 amounted to $5.1 million.

(3) Non-performing loans at December 31, 2002 exclude $45.9 million non-performing residential mortgage loans sold during 2002, and include $13.2 million non-performing loans acquired in connection with the acquisition of Crown Bank in June 2002. While the ratio of non-performing loans to total loans decreased from 3.79% to 2.71% from December 31, 2001 to December 31, 2002, the ratio was nevertheless larger than it would otherwise have been due to securitizations from the loan portfolio, which reduced the amount of loans considered in the calculation of the ratio. Without giving effect to loan securitizations, at December 31, 2002 and 2001, the ratio of non-performing loans to total loans would have been 1.98% and 2.75%, respectively.

         Non-performing loans amounted to $78.2 million at December 31, 2002, as compared to $72.5 million at December 31, 2001. The increase in the aggregate amount of non-performing loans during 2002 is due primarily to $13.2 million of non-performing loans (primarily commercial real estate) acquired in connection with the acquisition of Crown Bank in June 2002. Non-performing loans at December 31, 2002 exclude $45.9 million of residential mortgage loans sold during 2002. An aggregate of $43.4 million or 55.5% of non-performing loans held at December 31, 2002 consisted of residential mortgage loans. Because of the nature of the collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs amounted to 0.41% during 2002, as compared to 0.32% during 2001. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, loan charge-offs have historically been lower than in the United States.

         Non-performing residential loans decreased by $7.0 million or 13.8% from December 31, 2001 to December 31, 2002. The average loan balance on non-performing mortgage loans amounted to $58,000 at December 31, 2002. As of such date, 391 loans with an aggregate balance of $25.0 million (including 135 consumer loans secured by real estate with an aggregate balance of $2.6 million) were in the process of foreclosure. The total delinquency ratio (including loans past due less than 90 days) on residential mortgages of banking subsidiaries, excluding consumer loans secured by real estate, decreased from 6.40% in 2001 to 4.13% in 2002. The Company's loss experience on such portfolio has been minimal over the last several years.

         Non-performing commercial real estate loans increased by $12.4 million or 73.4% from $16.9 million at December 31, 2001 to $29.4 million at December 31, 2002. A substantial amount of the increase in non-performing commercial real estate loans is attributable to non-performing commercial real estate loans acquired in connection with the acquisition of Crown Bank in 2002. The number of loans delinquent over 90 days amounted to 145 loans at December 31, 2002, with an average balance of $203,000. The largest non-performing commercial real estate loan as of December 31, 2002 had a balance of $1.8 million.

         Non-performing commercial business loans consist of 84 loans. Such loans include 14 loans with an aggregate balance of $1.0 million which are 90% guaranteed by the Small Business Administration, 38 commercial leases amounting to $765,000 and 32 other commercial business loans with an aggregate balance of $669,000. These loans have a combined average loan size of $29,000. The largest non-performing commercial business loan as of December 31, 2002 had a $786,000 balance.

         At December 31, 2002, R&G Financial's five largest loans-to-one borrower and their related entities amounted to $30.9 million, $24.7 million, $24.3 million, $23.7 million and $23.1 million. All of such loan concentrations were performing at December 31, 2002.

         At December 31, 2002, R&G Financial's allowance for loan losses totaled $32.7 million, which represented a $15.2 million or 87.5% increase from the level maintained at December 31, 2001. The allowance for loan losses at December 31, 2002 includes $7.5 million of acquired reserves in connection with the acquisition of Crown Bank in June 2002. At December 31, 2002, R&G Financial's allowance represented approximately 1.13% of the total loan portfolio and 41.79% of total non-performing loans, as compared to 0.91% and 24.05% at December 31, 2001. The increase in the allowance for loan losses reflected the increase in R&G Financial's commercial real estate and construction loan portfolio.

         Allowance for Loan Losses. It is the policy of the Company to maintain an allowance for estimated losses on loans based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, levels and trends in asset classifications, change in volume and mix of loans and collateral values. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management's assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies as well as management's judgment and experience. Provisions for loan losses are provided on both a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula which incorporates the factors discussed above. R&G Financial periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

         Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. Our amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and future losses may exceed current estimates. Premier Bank's and Crown Bank's Internal Asset Review Committee undertakes a monthly evaluation of the adequacy of the allowance for loan losses, which is reviewed and approved at least quarterly by the Board of Directors. We provide an allowance to absorb losses that are both probable and reasonably quantifiable as well as for those that are not specifically identified but can be reasonably estimated.

         The following table sets forth an analysis of R&G Financial's allowance for loan losses during the periods indicated, of which $32.4 million is maintained against the loan portfolios of the banking subsidiaries at December 31, 2002:

                                                                          At and For the Year Ended December 31,
                                                    ----------------------------------------------------------------------------
                                                       2002           2001            2000              1999           1998
                                                    ----------      ----------      ----------      ----------      ----------
                                                                                 (Dollars in Thousands)
Balance at beginning of period ................     $   17,428      $   11,600      $    8,971      $    8,056      $    6,772
                                                    ----------      ----------      ----------      ----------      ----------
Charge-offs:
   Residential real estate ....................            959              72              38              17              73
   Construction ...............................             --              --              --              --              --
   Commercial real estate .....................          3,263           1,090             468             353              --
   Commercial business ........................          3,547           2,899           1,539           1,548           1,485
   Consumer ...................................          3,924           2,566           1,940           2,518           4,455
   Other ......................................             --              --              --               4              --
                                                    ----------      ----------      ----------      ----------      ----------
     Total charge-offs ........................         11,693           6,627           3,985           4,440           6,013
                                                    ----------      ----------      ----------      ----------      ----------
Recoveries:
   Residential real estate ....................            135              --              --              --              --
   Commercial real estate .....................             15              11              80              69              --
   Commercial business ........................            709             131             381             332              20
   Consumer ...................................            599             382             402             429             313
   Other ......................................             --              --              --              --              --
                                                    ----------      ----------      ----------      ----------      ----------
     Total recoveries .........................          1,458             524             863             830             333
                                                    ----------      ----------      ----------      ----------      ----------
Net charge-offs ...............................         10,235           6,103           3,122           3,610           5,680
                                                    ----------      ----------      ----------      ----------      ----------
Transferred reserves from R&G Mortgage ........             --             806              --              --              --
                                                    ----------      ----------      ----------      ----------      ----------
Allowance for loan losses acquired
   in acquisitions(1) .........................          7,463              --              --              --             364
                                                    ----------      ----------      ----------      ----------      ----------
Provision for losses on loans .................         18,020          11,125           5,751           4,525           6,600
                                                    ----------      ----------      ----------      ----------      ----------
Balance at end of period ......................     $   32,675      $   17,428      $   11,600      $    8,971      $    8,056
                                                    ==========      ==========      ==========      ==========      ==========

Allowance for loan losses as a percent of total
   loans outstanding ..........................           1.13%           0.91%           0.67%           0.55%           0.74%
                                                    ==========      ==========      ==========      ==========      ==========
Allowance for loan losses as a percent of
   non-performing loans .......................          41.79%          24.05%          12.21%          15.11%          17.92%
                                                    ==========      ==========      ==========      ==========      ==========

Ratio of net charge-offs to average loans
   outstanding ................................           0.41%           0.32%           0.17%           0.25%           0.55%
                                                    ==========      ==========      ==========      ==========      ==========

---------------------------------

(1) Relates to acquired reserves in connection with the acquisition of Crown Bank in 2002 and Fajardo Federal in 1998.

         The following table sets forth information concerning the allocation of R&G Financial's allowance for loan losses by loan category at the dates indicated.

                                                                      December 31,
                                   ---------------------------------------------------------------------------------------
                                          2002                           2001                         2000
                                   ---------------------------------------------------------------------------------------
                                                 Percent of                    Percent of                     Percent of
                                                Loans in Each                Loans in Each                   Loans in Each
                                                 Category to                  Category to                     Category to
                                   Amount        Total Loans     Amount       Total Loans      Amount         Total Loans
                                  -------       ------------    -------      -------------    ---------      -------------
                                                                       (Dollars in Thousands)
Residential real estate........     2,982            9.13%       $2,496           14.32%       $  1,278            11.02%
Construction...................     1,522            4.66           800            4.59             432             3.72
Commercial real estate.........    17,114           52.37         7,371           42.29           4,880            42.07
Commercial business............     4,104           12.56         2,253           12.93           1,321            11.39
Consumer.......................     6,954           21.28         4,508           25.87           3,689            31.80
                                  -------          ------       -------          ------       ---------           ------
Total..........................   $32,676          100.00%      $17,428          100.00%      $  11,600           100.00%
                                  =======          ======       =======          ======       =========           ======

                                                                                  December 31,
                                                    ---------------------------------------------------------------------
                                                                    2002                           2001
                                                    --------------------------------------------------------------------
                                                                      Percent of                        Percent of
                                                                     Loans in Each                     Loans in Each
                                                                      Category to                       Category to
                                                       Amount         Total Loans        Amount         Total Loans
                                                    -------------     -----------       -------        ------------
                                                                             (Dollars in Thousands)
Residential real estate...................            $1,419             15.82%          $1,272             15.79%
Construction..............................               186              2.07               46              0.57
Commercial real estate....................             3,258             36.32            2,655             32.96
Commercial business.......................             1,063             11.85            1,033             12.82
Consumer..................................             3,045             33.94            3,049             37.86
                                                      ------            ------           ------            ------
Total.....................................            $8,971            100.00%          $8,055            100.00%
                                                      ======            ======           ======            ======

         The allowance for loan losses reflects management's judgment of the level of allowance adequate to absorb estimated credit losses inherent in R&G Financial's loan portfolio. The Board of Directors of R&G Financial approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy consist of: (1) a monthly analysis of reserve amounts at Premier Bank (quarterly at Crown Bank); (2) approval by the Board of Directors of each banking subsidiary of the periodic analysis; and
(3) division of the reserve into specific allocation and unspecified reserve portions. The analysis is based on management's assessment of the historic rate of losses in addition to concentration, segmentation, regional economic conditions, non-performing loan and asset levels, past due status, composition of the portfolio, and other factors.

         Specific Allocations. All classified loans are evaluated for loss portions or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis (at least every 360 days) thereafter. This evaluation is documented in the Internal Asset Review Report relating to a specific loan. Specific allocation of reserves considers the value of collateral, the financial condition of the borrower, and industry and current economic trends.

         General Allowances. Management realizes that an institution's past loss history should be considered in evaluating the inherent loss potential of the loan portfolio. Consequently, management has deemed it prudent to develop and implement a migration analysis for the determination of inherent loss potential for both its homogeneous and non-homogeneous loan portfolios. Homogeneous loan categories consist of one-to-four family residential mortgages and consumer loans. Commercial business and commercial real estate loans less than $500,000 are also treated as homogeneous loans for asset review purposes. Homogeneous loans are analyzed on a group or pool basis for evaluating credit quality and impairment under FASB's SFAS No 5. Non-homogeneous loan categories consist of all other commercial business and commercial real estate loans. These assets are reviewed individually for the purpose of evaluating credit quality and impairment under FASB's SFAS No. 114. The migration loss percentage factors used for each risk class or grade for both homogeneous and non-homogeneous loan categories are based on the results of a 3 year migration analysis.

         General allowances are derived for consumer lending utilizing historical loss factors derived through migration analysis and adjusting for current trends, economic conditions and portfolio behavioral characteristics. Consumer lending poses more inherent risks than one-to-four family residential lending and, consequently, the loss factors are higher. Because of the Company's limited loss history for one-to-four family residential loans in Crown Bank, general allowances for Crown Bank are derived utilizing historical industry loss factors, also adjusted for management's assessment of the qualitative factors presented above. Loss factors are applied based upon delinquency status with higher loss factors applied as the number of days past due increases.


                           MORTGAGE BANKING ACTIVITIES

         Loan Originations, Purchases and Sales. During the years ended December 31, 2002, 2001 and 2000, R&G Financial originated a total of $2.0 billion, $1.8 billion and $1.1 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for Premier Bank of $811.8 million, $664.8 million and $451.4 million during the years ended December 31, 2002, 2001 and 2000, respectively, of such originations, or 41%, 36% and 43%, respectively, of total originations. The loans originated by R&G Mortgage for Premier Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans secured by real estate.

         R&G Financial is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans which are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 2002, 2001 and 2000, R&G Financial originated $365.2 million, $482.7 million and $307.1 million, respectively, of FHA/VA loans, which represented 18.6%, 26.4% and 29.2%, respectively, of total loans originated during such respective periods.

         R&G Financial also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 2002, 2001 and 2000, R&G Financial originated $1.6 billion, $1.3 billion and $699.7 million, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market, while a substantial portion of non-conforming conventional single-family residential loans are originated by R&G Mortgage (either directly or through The Mortgage Store) on behalf of Premier Bank and either held by Premier Bank in its portfolio or subsequently securitized by R&G Mortgage and/or sold in the secondary market from time to time.

         Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities (mostly related to documentation requirements) which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. In connection with mortgage operations, during the years ended December 31, 2002, 2001 and 2000, non-conforming conventional loans represented approximately 54%, 48% and 53%, respectively, of R&G Financial's total volume of mortgage loans originated, most of which were originated by R&G Mortgage on behalf of Premier Bank. During the years ended December 31, 2002, 2001 and 2000, 94.1%, 94.1% and 83.8% of loans originated by R&G Mortgage on behalf of Premier Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of Premier Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and Premier Bank. See "- Lending Activities from Banking Operations - Origination, Purchase and Sale of Loans."

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

         The Company's loan origination activities in Puerto Rico are conducted out of R&G Mortgage offices and mortgage banking centers, and in the continental United States, mainly through loan officers and solicitors, out of Crown Bank's branches and Continental's mortgage offices. Residential mortgage loan applications are attributable to walk-in customers, existing customers and advertising and promotion, referrals from real estate brokers and builders, loan solicitors and mortgage brokers.

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

         R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage's strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market are generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $21.9 million, $29.3 million and $145.9 million of loans from third parties during the years ended December 31, 2002, 2001 and 2000, respectively.

         The following table sets forth loan originations, purchases and sales from its mortgage banking business by R&G Financial for the periods indicated.

                                                                    Year Ended December 31,
                                                      ------------------------------------------------
                                                          2002             2001              2000
                                                      ----------         ----------         ----------
                                                                   (Dollars in Thousands)
Loans Originated For Premier Bank:
  Conventional loans(1):
     Number of loans .........................             7,182              6,355              4,929
     Volume of loans .........................        $  809,141         $  655,151         $  407,461
  FHA/VA loans:
     Number of loans .........................                --                 --                 --
     Volume of loans .........................                --                 --                 --
  Consumer loans(2):
     Number of loans .........................               133                485              1,807
     Volume of loans .........................        $    2,632         $    9,658         $   43,943
  Total loans:
     Number of loans .........................             7,315              6,840              6,736
     Volume of loans .........................        $  811,773         $  664,809         $  451,404
     Percent of total volume .................                41%                36%                38%

Loans Originated For Third Parties:
  Conventional loans(1):
     Number of loans .........................             7,123              6,791              3,377
     Volume of loans .........................        $  782,782         $  679,190         $  292,283
  FHA/VA loans:
     Number of loans .........................             3,537              4,823              3,241
     Volume of loans .........................        $  365,172         $  482,721         $  307,128
  Total loans:
     Number of loans .........................            10,660             11,614              6,618
     Volume of loans .........................        $1,147,954         $1,161,911         $  599,411
     Percent of total volume .................                58%                63%                50%
                                                      ----------         ----------         ----------
         Total loan originations .............        $1,959,727         $1,826,720         $1,050,815
                                                      ==========         ==========         ==========

Loans Purchased For R&G Mortgage:
     Number of loans .........................               283                371              1,627
     Volume of loans(3) ......................        $   21,890         $   29,342         $  145,881
     Percent of total volume .................                 1%                 1%                12%
                                                      ----------         ----------         ----------
         Total loan originations and purchases        $1,981,617         $1,856,062         $1,196,696
                                                      ==========         ==========         ==========

                                                                     Year Ended December 31,
                                                      -----------------------------------------------------
                                                         2002                 2001                 2000
                                                      -----------          -----------           ----------
                                                                      (Dollars in Thousands)
Loans Sold To Third Parties(4):
  Conventional loans(1):
     Number of loans .........................              7,114                 6,124                3,937
     Volume of loans .........................        $   794,869           $   603,542          $   332,930
  FHA/VA loans:
     Number of loans .........................              2,668                 3,365                4,167
     Volume of loans .........................        $   369,449           $   513,366          $   367,868
  Total loans:
     Number of loans .........................              9,782                 9,489                8,104
     Volume of loans(3) ......................        $ 1,164,318           $ 1,116,908          $   700,798
                                                      -----------          ------------          -----------
     Percent of total volume .................                 59%                   60%                  59%

Adjustments:
  Loans originated for Premier Bank ..........        $  (811,773)         $  (664,809)          $ (451,404)
  Loan amortization ..........................            (44,200)             (31,802)             (18,544)
                                                      -----------          -----------         ------------

Net (decrease) increase in loans .............        $   (38,674)         $    42,543           $   25,950
                                                      ===========          ============           =========

Average Initial Loan Origination Balance:
  Premier Bank:
     Conventional loans(1) ...................        $       113          $       103           $       83
     FHA/VA loans ............................                 --                   --                   --
  Third Parties:
     Conventional loans(1) ...................        $       110          $       100          $        87
     FHA/VA loans ............................                103                  100                   95
  Total
     Conventional loans(1) ...................        $       111          $       102          $        84
     FHA/VA loans ............................                103                  100                   95
Refinancings(5):
  Premier Bank ...............................                 50%                  57%                  56%
  Third Parties ..............................                 56%                  50%                  29%

-------------------

(1)      Includes non-conforming loans.

(2)      All of such loans were secured by real estate.

(3) Includes $21.8 million, $27.1 million and $63.0 million of loans purchased from another institution, and securitized and sold to the same financial institution during 2002, 2001 and 2000, respectively.

(4)      Includes loans converted into mortgage-backed securities.

(5) As a percent of the total dollar volume of mortgage loans originated by R&G Mortgage for Premier Bank (excluding consumer loans) or third parties, as the case may be. In the case of Premier Bank, refinancings do not necessarily represent refinancings of loans previously held by Premier Bank.

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

         R&G Financial customarily sells most of the loans that it originates, except for those originated on behalf of Premier Bank pursuant to a Master Production Agreement with R&G Mortgage. See "-Lending Activities from Banking Operations - Origination, Purchases and Sales of Loans." During the years ended December 31, 2002, 2001 and 2000, R&G Financial sold $1.2 billion, $1.1 billion and $637.8 million of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of Premier Bank or loans securitized for other institutions. With respect to such loan sales, $253.1 million or 21.7%, $375.1 million or 33.6% and $270.8 million or 42.5% consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for GNMA serial notes) by R&G Mortgage. These securities were sold directly either through R-G Investments Corporation, R&G Financial's broker-dealer, Premier Bank's Trust Department, or indirectly through securities broker-dealers.

         Conforming conventional loans originated or purchased by the Company are generally sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to securities broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides R&G Financial with flexibility in selling the mortgages which it originates or purchases and also provides income by increasing the value and marketability of the loans. Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called "non-conforming loans") are generally originated on behalf of Premier Bank by R&G Mortgage and either retained in Premier Bank's portfolio, sold to financial institutions or other private investors.

         While R&G Financial's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. At December 31, 2002, R&G Financial had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $762.3 million, as compared to $552.4 million and $680.5 million as of December 31, 2001 and 2000, respectively. Of the recourse loans existing at December 31, 2002, approximately $378.1 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $384.2 million in principal amount consisted of non-conforming loans sold to other financial institutions and/or private investors. As of December 31, 2002, R&G Financial had reserves for possible losses related to its recourse obligations of $1.8 million. Historical losses on recourse obligations have not been significant.

         Loan Servicing. R&G Financial acquires servicing rights through its mortgage loan originations (including originations on behalf of Premier Bank) and purchases from third parties. The Company generally retains the rights to service mortgage loans sold, which it has originated or purchased, and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. The Company receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining outstanding principal balance of the loans serviced plus any late charges. In general, the Company's servicing agreements are terminable by the investor for cause without penalty or after payment of a termination fee ranging from 0.5% to 1.0% of the outstanding principal balance of the loans being serviced.

         R&G Financial's servicing portfolio has grown significantly over the past several years. During the second quarter of 2002, the Company acquired a servicing portfolio of $2.6 billion as part of its acquisition of Crown Bank. At December 31, 2002, R&G Financial's servicing portfolio totaled $11.0 billion and consisted of a total of 158,659 loans. These amounts include R&G Mortgage's servicing portfolio totaling $7.2 billion, Crown Bank's servicing portfolio totaling $3.3 billion and Continental's servicing portfolio totaling $470.1 million at December 31, 2002. At December 31, 2002, R&G Financial's servicing portfolio included $1.1 billion of loans serviced for Premier Bank and $100.9 million of loans serviced for Crown Bank, or 10.3% and 0.9%, respectively, of the total servicing portfolio. Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences. At December 31, 2002, approximately 65.4% of R&G Financial's mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

         R&G Mortgage services all loans held in Premier Bank's loan portfolio (including single-family residential loans retained by Premier Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. Once loans are sold, Premier Bank retains the servicing rights to such loans; R&G Mortgage continues to service the loans on behalf of Premier Bank. Premier Bank pays R&G Mortgage servicing fees with respect to the loans serviced by R&G Mortgage on behalf of Premier Bank. In addition, Premier Bank processes payments of all loans originated by R&G Mortgage on behalf of Premier Bank. In connection therewith, R&G Mortgage pays Premier Bank a fee equal to between $0.50 and $1.00 per loan. See "- Regulation - R&G Financial - Limitations on Transactions with Affiliates."

         R&G Financial's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, R&G Financial may sell mortgage loan servicing rights from time to time.

         The following table sets forth certain information regarding the total loan servicing portfolio of R&G Financial for the periods indicated.

                                                                       Year Ended December 31,
                                                     ---------------------------------------------------------
                                                          2002                 2001                  2000
                                                     ------------           -----------           ------------
                                                                     (Dollars in Thousands)
Composition of Servicing Portfolio at End of
Period:
  Conventional and other mortgage loans(1) ...        $  8,035,208          $  4,070,074          $  3,447,383
  FHA/VA loans ...............................           2,956,736             3,154,497             3,186,676
                                                      ------------          ------------          ------------
    Total servicing portfolio ................        $ 10,991,944          $  7,224,571          $  6,634,059
                                                      ============          ============          ============

Activity in the Servicing Portfolio:
  Beginning servicing portfolio ..............        $  7,224,571          $  6,634,059          $  6,177,511
  Add:  Loan originations and purchases ......           2,204,275             1,887,582             1,280,898
        Servicing of portfolio loans acquired(2)         4,325,499                 4,936                31,404
  Less: Sale of servicing rights(3) ..........            (229,587)             (211,603)             (213,959)
        Run-offs(4) ..........................          (2,532,814)           (1,090,403)             (641,795)
                                                      ------------          ------------          ------------
  Ending servicing portfolio .................        $ 10,991,944          $  7,224,571          $  6,634,059
                                                      ============          ============          ============

  Number of loans serviced ...................             158,659               113,070               110,874
  Average loan size ..........................        $         69          $         64          $         60
  Average servicing fee rate .................               0.508%                0.499%                0.483%

-------------------

(1)      Includes non-conforming loans.

(2) Includes $2.6 billion acquired in connection with the acquisition of Crown Bank in June 2002.

(3) Includes loans sold, servicing released, by Continental totaling $229.6 million, $211.6 million and $172.9 million in 2002, 2001 and 2000, respectively.

(4) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         The following table sets forth certain information at December 31, 2002 regarding the number of, and aggregate principal balance of, the mortgage loans serviced by R&G Financial for its loan portfolio and for third parties at various mortgage interest rates.

                                                                  At December 31, 2002
                          -----------------------------------------------------------------------------------------------
                                   Portfolio                       Loans Serviced                       Total Loans
                                Loans Serviced                    or Third Parties                        Serviced
                          ------------------------------------------------------------------------------------------------
                                            Aggregate                          Aggregate                        Aggregate
                          Number of         Principal        Number of         Principal         Number of      Principal
                            Loans            Balance           Loans            Balance            Loans         Balance
                          ---------      ------------        ---------        ----------         ---------     -----------
                                                                (Dollars in Thousands)
Mortgage Interest Rate
Less than 7.00%              4,470          556,425            37,285         3,187,295           41,755         3,743,720
7.00% - 7.49%                2,970          352,258            32,128         2,451,576           35,098         2,803,834
7.50% - 7.99%                1,691          158,507            31,574         2,011,642           33,265         2,170,149
8.00% - 8.49%                  769           63,841            15,317           878,645           16,086           942,486
8.50% - 8.99%                  867           50,385            14,438           692,413           15,305           742,798
9.00% - 9.49%                  334           17,859             5,272           219,128            5,606           236,987
9.50% - 9.99%                  398           14,744             4,187           133,528            4,585           148,272
10.00% - 10.49%                113            5,830             1,626            57,187            1,739            63,017
10.50% - 10.99%                259            7,473             1,231            41,212            1,490            48,685
11.00% or more                 122            3,286             3,608            88,710            3,730            91,996
                            ------       ----------           -------        ----------          -------       -----------
                            11,993       $1,230,608           146,666        $9,761,336          158,659       $10,991,944
                            ======       ==========           =======        ==========          =======       ===========

         The amount of principal prepayments on mortgage loans serviced by R&G Financial was $287.2, $180.3 million and $176.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. This represented approximately 3.1%, 2.5% and 2.7% of the aggregate principal amount of mortgage loans serviced during such periods. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Financial to continue to increase the size of its servicing portfolio even in times of high prepayments.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 2002, 2001 and 2000, the monthly average amount of funds advanced by R&G Financial under such servicing agreements was $24.4 million, $7.4 million and $5.8 million, respectively. Funds advanced by R&G Financial pursuant to these arrangements are generally recovered by R&G Financial within 30 days.

         In connection with its loan servicing activities, R&G Financial holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services. At December 31, 2002, R&G Financial held $224.4 million of such escrow funds, $116.3 million of which were deposited in Premier Bank, $103.8 million of which were deposited in Crown Bank and $4.3 million of which were deposited with other financial institutions. The escrow funds lower the overall cost of funds, while the escrow funds deposited with other financial institutions serve as part of R&G Financial's compensating balances which permit the Company to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See "- Sources of Funds - Borrowings."

         The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 2002, R&G Financial was servicing mortgage loans with an aggregate principal amount of $762.3 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

         R&G Financial's general strategy is to retain the servicing rights related to the mortgage loans it originates and purchases. Nevertheless, there is a market for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, the expected average life of the underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors and any recourse provisions. Although the Company may on occasion consider future sales of a portion of its servicing portfolio, management does not anticipate sales of servicing rights to become a significant part of its operations.

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

         Mortgage Loan Delinquencies and Foreclosures. The following table shows the delinquency statistics for R&G Financial's servicing portfolio at the dates indicated.

                                                                   Year Ended December 31,
                                  -----------------------------------------------------------------------------------
                                            2002                           2001                        2000
                                  ------------------------       -------------------------     ----------------------
                                                 Percent of                     Percent of                 Percent of
                                  Number of      Servicing       Number of       Servicing     Number of    Servicing
                                    Loans        Portfolio         Loans         Portfolio       Loans      Portfolio
                                  ---------      ---------       ---------      ----------     ---------   ----------
Loans delinquent for:
   30-59 days.................      5,708           3.60%          5,995            5.30%        5,336         4.81%
   60-89 days.................      1,696           1.07           1,746            1.54         1,547         1.40
   90 days or more............      3,298           2.08           2,678            2.37         2,300         2.07
                                   ------           ----          ------            ----         -----         ----
     Total delinquencies(1)...     10,702           6.75%         10,419            9.21%        9,183         8.28%
                                   ======           ====          ======            ====         =====         ====

Foreclosures pending(2).......      2,199           1.39%          2,056            1.82%        1,845         1.66%
                                   ======           ====           =====            ====         =====         ====

--------------------

(1) Includes at December 31, 2002 an aggregate of $80.2 million of delinquent loans serviced for Premier Bank, or 0.73% of the total servicing portfolio, $9.3 million of delinquent loans held by Crown Bank, or 0.08% of the total servicing portfolio, and $14.4 million of delinquent loans held in R&G Mortgage's portfolio.

(2) At December 31, 2002, Premier Bank had foreclosures pending on $17.4 million of loans being serviced by R&G Mortgage, which constituted 0.16% of the servicing portfolio. Crown Bank had foreclosures pending on $843,000 million of loans it is servicing for its own portfolio, and R&G Mortgage had foreclosures pending on $4.1 million of loans it is servicing for its own portfolio at December 31, 2002.

         While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures ("REO") related to R&G Financial's mortgage banking business arise primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 2002, 2001 and 2000, R&G Financial held REO related to servicing activities with a book value of approximately $9.6 million, $3.0 million and $1.3 million, respectively, including $1.6 million related to Crown Bank at December 31, 2002. Sales of REO resulted in losses to R&G Financial of $1,474,000 and $442,000 during the years ended December 31, 2002 and 2001, respectively, and gains of $168,000 for the year ended December 31, 2000. There is no liquid secondary market for the sale of R&G Financial's REO.

         With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 2002. Currently, Crown Bank only services conventional loans, as opposed to FHA/VA loans. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 2002, 2001 and 2000, total expenses related to FHA or VA loans foreclosed amounted to $797,000, $337,000 and $235,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recouped. Such nonrecouped expenses have to date been immaterial.

         Any significant adverse economic developments could result in an increase in defaults or delinquencies on mortgage loans that are serviced by the Company or held by the Company pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans.

                              INVESTMENT ACTIVITIES

         General. R&G Financial's securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the respective Boards of Directors of the Company's banking subsidiaries and R&G Mortgage. The management of the securities portfolio is set in accordance with strategies developed by Interest Rate Risk, Budget and Investments Committee ("IRRBICO") of each banking subsidiary.

         As discussed under "- Mortgage Banking Activities," R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage's securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. At December 31, 2002, R&G Mortgage held GNMA and FHLMC mortgage-backed securities with a fair value of $26.1 million which are classified as held for trading. Such securities generally remain in R&G Mortgage's portfolio for between 90 and 180 days. In addition, as of such date, R&G Mortgage held tax-exempt GNMA mortgage-backed securities with a fair value of $345.2 million, which are classified as available for sale. At December 31, 2002, R&G Mortgage's CMO interest-only residuals and interest only strips, which are classified as available for sale, had an amortized cost of $22.2 million and a fair value of $22.2 million.

         Under Premier Bank's and Crown Bank's Investment Policies, the Company's banking subsidiaries generally invest in U.S. Treasury obligations (with a maturity up to five years), U.S. Agency obligations, FNMA, GNMA and FHLMC mortgage-backed certificates, investment grade municipal obligations (with a maturity of up to five years), bankers' acceptances and Federal Home Loan Bank ("FHLB") notes (with a maturity of up to five years), investment grade commercial paper (with a maturity of up to 9 months), federal funds (with a maturity of six months or less), certificates of deposit in other financial institutions (including Eurodollar deposits), repurchase agreements (with a maturity of six months or less), investment grade corporate bonds (with a maturity of five years or less) and certain mortgage-backed derivative securities (with a weighted average life of less than ten years).

         At December 31, 2002, the securities portfolios of the Company's banking subsidiaries include $40.4 million of securities held for investment, consisting principally of $6.3 million of GNMA mortgage-backed securities, $6.4 million of FHLMC and FNMA mortgage backed securities, and $27.6 million of Puerto Rico Government obligations and other Puerto Rico securities, all held by Premier Bank. In addition, at December 31, 2002, the securities portfolios of the Company's banking subsidiaries classified as available for sale had a fair value of $2.2 billion, consisting principally of $117.8 million of GNMA mortgage-backed securities, $1.0 billion of FHLMC and FNMA mortgage-backed securities, $84.3 million of FHLB stock, $459.5 million of CMOs, $10.6 million of CMO interest-only residuals and interest only strips, $70.8 million corporate debt obligations and $411.6 million of U.S. Government and Agency securities. A substantial amount of securities held by Premier Bank are tax-exempt.

         Premier Bank's Treasury Department from time to time conducts certain trading. At December 31, 2002, securities for trading held by Premier Bank totaled $48.7 million, consisting of FHLMC mortgage-backed securities.

         At December 31, 2002, $607.3 million or 22.4% of R&G Financial's mortgage-backed and investment securities were pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's securities portfolio held to maturity as of the dates indicated below. All of such securities are assets of the Company's banking subsidiaries, except as otherwise indicated in the footnotes below.

                                                                 December 31,
                                        --------------------------------------------------------------
                                                    2002                              2001
                                        ---------------------------   --------------------------------
                                                           Weighted                           Weighted
                                        Carrying   Market  Average    Carrying     Market      Average
                                         Value     Value    Yield      Value        Value       Yield
                                        --------   ------  --------   --------     ------     --------
                                                             (Dollars in Thousands)
Mortgage-backed securities:
GNMA(1)
   Due within one year...........       $    --    $    --      --%    $    --     $    --         --%
   Due from one-five years.......            --         --      --          --          --         --
   Due from five-ten years.......         5,457      5,513    5.82       7,180       7,111       5.82
   Due over ten years............        33,521     34,091    6.30      37,043      37,092       6.49
FNMA
   Due within one year...........            --         --      --          --          --         --
   Due from one-five years.......            --         --      --          --          --         --
   Due from five-ten years.......            --         --      --          --          --         --
   Due over ten years............         6,327      6,698    7.06       7,594       7,910       7.05
FHLMC
   Due within one year...........            --         --      --          --          --         --
   Due from one-five years.......            --         --      --          --          --         --
   Due from five-ten years.......            --         --      --          --          --         --
   Due over ten years............           102        102    5.55         128         125       5.59
Investment securities:
   United States Government and
     Agencies obligations
     Due within one year.........           997        997    1.75          --          --         --
     Due from one-five years.....         1,500      1,500    2.38          --          --         --
   Puerto Rico Government
     and Agencies obligations
     Due within one year.........            --         --      --          --          --         --
     Due from one-five years.....        26,586     26,804    5.40      12,691      12,731       4.99
     Due from five-ten years.....         1,000      1,005    5.05      10,896      11,059       6.00
     Due over ten years..........            --         --      --          --          --         --
   Other
     Due within one year.........            --         --      --          --          --         --
     Due from one-five years.....           100        100    6.20         100         100       6.20
     Due from five-ten years.....            --         --      --          --          --         --

     Due over ten years..........            --         --      --          --          --         --
                                                                            --          --         --
     Total securities held for
       investment................       $75,791     $76,810   5.98%    $75,632     $76,128       6.16%
                                        =======     =======   ====     =======     =======      =====


(1) Includes $32.7 million held by R&G Financial at the parent company level at December 31, 2002.

                                                          December 31,
                                               ---------------------------------
                                                             2000
                                               ---------------------------------
                                                                         Weighted
                                              Carrying      Market        Average
                                               Value         Value         Yield
                                              --------      ------       --------
                                                    (Dollars in Thousands)
Mortgage-backed securities:
GNMA
   Due within one year..................     $     2        $     3        10.00%
   Due from one-five years..............          --             --           --
   Due from five-ten years..............       8,865          8,605         5.79
   Due over ten years...................       1,845          1,766         6.17
FNMA
   Due within one year..................          --             --           --
   Due from one-five years..............          --             --           --
   Due from five-ten years..............          --             --           --
   Due over ten years...................       8,947          9,145         7.08
FHLMC
   Due within one year..................          --             --           --
   Due from one-five years..............          --             --           --
   Due from five-ten years..............          --             --           --
   Due over ten years...................         160            154         6.16
Investment securities:
   Puerto Rico Government and Agencies
     obligations
     Due within one year................          --             --           --
     Due from one-five years............       1,948          1,948         5.88
     Due from five-ten years............       1,755          1,755         5.98
     Due over ten years.................          --             --           --
   Other
     Due within one year................          --             --           --
     Due from one-five years............          --             --           --
     Due from five-ten years............          --             --           --
     Due over ten years                           --             --           --
                                             -------        -------        -----
     Total securities held for
       investment.......................     $23,522        $23,376         6.34%
                                             =======        =======        =====

         The following table presents certain information regarding the composition and period to maturity of R&G Financial's held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

                                                                                  December 31,
                                                ---------------------------------------------------------------------------------
                                                                2002                                         2001
                                                -------------------------------------       -------------------------------------
                                                                             Weighted                                    Weighted
                                                   Amortized       Fair       Average       Amortized                     Average
                                                     Cost          Value       Yield           Cost        Fair Value      Yield
                                                  ----------       -----     --------       ---------      ----------     -------
                                                                              (Dollars in Thousands)
Mortgage-backed securities available for sale:
   GNMA
     Due within one year......................            --            --         --%     $       --      $       --          --%
     Due from one-five years..................            --            --         --              50              50        8.49
     Due from five-ten years..................        16,515        16,759       6.34          11,053          11,172        5.97
     Due over ten years.......................       440,767       446,339       5.33         513,508         511,639        6.50
   FNMA mortgage-backed securities
     Due within one year......................            --            --         --              --              --          --
     Due from one-five years..................            --            --         --              --              --          --
     Due from five-ten years..................           370           390       6.50             538             549        6.50
     Due over ten years.......................       258,805       269,367       6.72         266,495         270,936        7.24
   FHLMC mortgage-backed securities
     Due within one year......................             2             2       8.72              --              --          --
     Due from one-five years..................            20            21       9.04              73              74        8.93
     Due from five-ten years..................           889           935       5.91           1,265           1,292        6.60
     Due over ten years.......................       738,041       756,228       6.46         435,662         437,026        6.74
   Collateralized mortgage obligations
     (CMO'S)
     Due within one year......................            --            --         --              --              --          --
     Due from one-five years..................        17,178        17,288       4.74              --              --          --
     Due from five-ten years..................        31,571        32,219       5.48          27,212          27,316        6.05
     Due over ten years.......................       404,981       409,830       5.40         202,546         202,468        5.98
   CMO residuals and other mortgage-backed
     securities
     Due within one year......................           112           112       8.08              --              --          --
     Due from one-five years..................        10,862        12,496      12.56           9,897           9,627       15.00
     Due from five-ten years..................        20,102        20,263      14.71           9,239          10,797        8.08
     Due over ten years.......................            --            --         --              --              --          --
Investment securities available for sale:
   U.S. Government & Agencies
     Due within one year......................            --            --         --           9,600           9,807        5.78
     Due from one-five years..................       263,632       267,896       3.90         156,522         157,408        4.82
     Due from five-ten years..................       137,756       143,695       5.82         307,110         310,938        6.21
     Due over ten years.......................            --            --         --              --              --          --
   Municipal debt obligations
     Due over ten years.......................         4,884         4,879       4.57              --              --          --
   Corporate debt obligations
     Due within one year......................         3,205         3,367       6.63              --              --          --
     Due from one-five years..................        52,779        55,283       6.54          53,637          54,503        6.53
     Due from five-ten years..................         2,979         2,385       7.76              --              --          --
     Due over ten years.......................         9,805         9,809       6.89              --              --          --
   Mortgage securities portfolio
     mutual fund..............................         3,266         2,964       4.21              --              --          --
   FHLB stock.................................        84,337        84,337       5.42          66,077          66,077        5.20
   Other......................................            49            49         --              --              --          --
                                                  ----------    ----------    -------      ----------      ----------       -----
                                                  $2,502,908    $2,556,913       5.84%     $2,070,484      $2,081,679        6.42%
                                                  ==========    ==========    =======      ==========      ==========       =====
Securities held for trading:
   GNMA certificates..........................         9,281         9,741       4.86%     $   18,152      $   18,152        5.80%
   FHLMC certificates.........................        62,550        65,016       7.18          73,687          75,796        7.29
                                                  ----------    ----------    -------      ----------      ----------       -----
                                                  $   71,831    $   74,757       6.89%     $   91,839      $   93,948        6.99%
                                                  ==========    ==========    =======      ==========      ==========       =====

                                                                                     December 31,
                                                                    ------------------------------------------
                                                                                        2000
                                                                    ------------------------------------------
                                                                                                       Weighted
                                                                    Amortized          Fair             Average
                                                                       Cost            Value             Yield
                                                                    ----------       ----------        --------
Mortgage-backed securities available for sale
   GNMA
     Due within one year...................................         $       --       $       --            --%
     Due from one-five years...............................                 26               26          8.50
     Due from five-ten years...............................             10,492           10,419          5.68
     Due over ten years....................................            584,419          576,869          6.62
   FNMA mortgage-backed securities
     Due within one year...................................                 --               --            --
     Due from one-five years...............................                 --               --            --
     Due from five-ten years...............................                634              634          6.50
     Due over ten years....................................             98,779           99,968          7.15
   FHLMC mortgage-backed securities
     Due within one year...................................                 13               13          9.00
     Due from one-five years...............................                132              130          8.94
     Due from five-ten years...............................              1,587            1,587          6.61
     Due over ten years....................................            434,865          437,227          7.26
   CMO residuals and other mortgage-backed
     securities
     Due within one year...................................                 --               --            --
     Due from one-five years...............................             10,710           10,190         12.00
     Due from five-ten years...............................                 --               --            --
     Due over ten years....................................             10,688           13,037          8.08
Investment securities available for sale
   U.S. Government & Agencies
     Due within one year...................................              8,500            8,446          5.48
     Due from one-five years...............................            192,763          193,298          6.26
     Due from five-ten years...............................            114,881          115,352          7.30
     Due over ten years....................................                 --               --            --
   Corporate debt obligations
     Due within one year...................................                 --               --            --
     Due from one-five years...............................                 --               --            --
     Due from five-ten years...............................              5,097            5,202          6.80
     Due over ten years....................................                 --               --            --
   FHLB stock..............................................             45,973           45,973          7.30
                                                                    ----------       ----------          ----
                                                                    $1,519,559       $1,518,371          6.96%
                                                                    ==========       ==========          ====
Securities held for trading:
   GNMA certificates.......................................         $   11,630       $   12,038          7.28%
   FHLMC certificates......................................                 --               --            --
                                                                    ----------       ----------          ----
                                                                    $   11,630       $   12,038          7.28%
                                                                    ==========       ==========          ====

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

         The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, and if considered "high risk" at purchase must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered "high risk" at purchase but was later found to be "high risk" based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 2002, CMOs, and interest-only securities and residuals of the Company's banking subsidiaries, which had a fair value of $10.7 million, were designated as "high-risk mortgage securities" and classified as available for sale.

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

         Deposits. Deposits are the major sources of funds for R&G Financial's lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $991.5 million of certificates of deposit with balances of $100,000 or more, which amounted to 35.4% of R&G Financial's total deposits at December 31, 2002. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

         The Company attempts to price its deposits in order to promote deposit growth. The Company regularly evaluates its internal costs of funds, surveys rates offered by competing institutions, reviews cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers on a regular basis, although at December 31, 2002, the Company held $200.5 million of deposits acquired from money desks in the United States.

         The principal methods currently used by the Company to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including advertising.

         The following table presents for the banking subsidiaries the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                   December 31,
                                --------------------------------------------------------------------------------
                                         2002                          2001                         2000
                                ----------------------       ----------------------       ----------------------
                                               Average                      Average                      Average
                                  Average        Rate         Average         Rate         Average         Rate
                                  Balance        Paid         Balance         Paid         Balance         Paid
                                ----------     -------       ----------     -------       ----------     -------
                                                            (Dollars in Thousands)
Passbook......................  $  283,497        2.84%      $  131,729        3.55%      $  113,660        3.73%
NOW and Super NOW accounts....     360,596        2.84          188,545        3.75          134,573        3.93
Checking......................      78,626          --           43,621          --           40,455          --
Commercial checking(1)........     266,869          --          165,541          --          110,937          --
Certificates of deposit.......   1,481,449        4.18        1,289,193        5.98        1,106,294        6.43
                                ----------                   ----------                   ----------
   Total deposits.............  $2,471,037        3.58%      $1,818,629        4.89%      $1,505,919        5.36%
                                ==========      ======       ==========      ======       ==========      ======


------------------

(1) Includes $220.0 million, $101.9 million and $91.8 million of escrow funds of the Company at December 31, 2002, 2001 and 2000, respectively, maintained with the Company's banking subsidiaries.

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2002.

                                                                       Amount
                                                                   --------------
                                                                   (In Thousands)
Certificates of deposit maturing:
Three months or less...........................................     $   106,818
Over three through six months..................................         163,818
Over six through twelve months.................................         130,678
Over twelve months.............................................         590,191
                                                                    -----------
     Total.....................................................     $   991,505
                                                                    ===========

         Borrowings. R&G Financial's business requires continuous access to various funding sources, both short and long-term. R&G Mortgage's primary source of short-term funds is through sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). The Company also uses reverse repurchase agreements to fund a majority of its investment securities portfolio.

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

         Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities is reflected as a liability in R&G Financial's Consolidated Financial Statements. As of December 31, 2002, R&G Financial had $1.5 billion of reverse repurchase agreements outstanding, with a weighted average interest rate of 3.16%.

         R&G Financial's loan originations are also funded by borrowings under various warehouse lines of credit provided by various commercial banks ("Warehouse Lines"). At December 31, 2002, R&G Financial was permitted to borrow under such Warehouse Lines up to $278.4 million, $168.0 million of which was drawn upon and outstanding as of such date. The Warehouse Lines are used by R&G Financial to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when payment from the sale of the funded loan is received, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by a general assignment of mortgage payments receivable and an assignment of certain mortgage servicing rights. Certain of these warehousing lines of credit impose restrictions with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared. Management of R&G Financial believes that as of December 31, 2002, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

         The interest rate on funds borrowed pursuant to the Warehouse Lines is based on Libor rates plus a negotiated amount. By maintaining compensating balances, R&G Financial is able to borrow funds under the Warehouse Lines at a lower interest rate than would otherwise apply. These compensating balances are comprised of a portion of the escrow accounts maintained by R&G Financial for principal and interest payments and related tax and insurance payments on loans its services. At December 31, 2002, the weighted average interest rate being paid by R&G Financial under its Warehouse Lines amounted to 2.51%.

         Although R&G Financial's primary sources of funds are deposits, it also borrows funds on both a short and long-term basis. The Company obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York and Atlanta through its banking subsidiaries upon the security of certain of their residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the banking subsidiaries have been met. FHLB advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2002, the Company had access to $1.7 billion in advances from the FHLB and had $940.7 million outstanding as of such date, which mature at various dates commencing in January 1, 2003 through March 2, 2011 and have a weighted average interest rate of 4.23%. At December 31, 2002, the Company had pledged investment securities and loans aggregating $1.2 billion to the FHLB as collateral for the advances. The Company maintains collateral with the FHLB in excess of applicable requirements in order to facilitate any necessary future borrowings.

         The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.

                                                                                At or For the Year Ended
                                                                                     December 31,
                                                                       ------------------------------------------
                                                                          2002             2001            2000
                                                                       ----------       ----------       --------
                                                                                   (Dollars in Thousands)
Securities sold under agreements to repurchase:
   Average balance outstanding ..................................      $1,437,089       $1,035,814       $756,351
   Maximum amount outstanding at any month-end during the
     period .....................................................       1,602,394        1,396,939        838,202
   Balance outstanding at end of period .........................       1,489,758        1,396,939        827,749
   Average interest rate during the period ......................            3.56%            4.77%          6.57%
   Average interest rate at end of period .......................            3.16%            3.47%          6.75%
Notes Payable:
   Average balance outstanding ..................................      $  256,158       $  233,462       $186,748
   Maximum amount outstanding at any month-end during the
     period .....................................................         196,330          258,301        161,533
   Balance outstanding at end of period .........................         194,607          195,587        138,858
   Average interest rate during the period ......................            2.65%            4.88%          6.23%
   Average interest rate at end of period .......................            2.55%            3.04%          7.55%

FHLB of New York advances:
   Average balance outstanding ..................................         698,170          444,422        438,276
   Maximum amount outstanding at any month-end during the
     period .....................................................         940,725          523,000        510,500
   Balance outstanding at end of period .........................         940,725          464,125        505,000
   Average interest rate during the period ......................            4.51%            5.36%          6.34%
   Average interest rate at end of period .......................            4.23%            4.87%          6.42%

                          TRUST AND INVESTMENT SERVICES

         R&G Financial also provides trust and investment services through Premier Bank's Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 2002, Premier Bank's Trust Department administered trust accounts with aggregate assets of $272.8 million as of such date. Premier Bank receives fees dependent upon the level and type of service provided. The administration of Premier Bank's Trust Department is performed by the Trust Committee of the Board of Directors of Premier Bank.

                      BROKER-DEALER AND INSURANCE SERVICES

         Beginning in the first quarter of 2002, R&G Financial's wholly-owned licensed broker-dealer subsidiary, R-G Investments Corporation commenced operations. R-G Investments Corporation is a NASD registered broker-dealer which offers fixed-income and other investment products to its clients, including customers of sister subsidiaries R&G Mortgage and Premier Bank. The Company began insurance operations in November 2000 with its acquisition of Home & Property Insurance Corp., a Puerto Rico insurance agency which provides insurance policies principally on residential properties to R&G Financial's customers and, to a lesser extent, other parties. R-G Investments Corporation and Home & Property Insurance Corp. contributed $8.3 million of revenues, representing 2.9% of total revenues, for the year ended December 31, 2002. For additional information, see Note 26 to R&G Financial's Notes to Consolidated Financial Statements, incorporated by reference into Item 8 hereof.

                                    PERSONNEL

         As of December 31, 2002, R&G Financial (on a consolidated basis) had 1,996 full-time employees and 101 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.

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

THE COMPANY

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

         Limitations on Transactions with Affiliates. Transactions between financial institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a financial institution include, among other entities, the financial institution's holding company (such as R&G Financial) and companies that are under common control with the financial institution. In general, subject to certain specified exemptions, a financial institution or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates: (i) to an amount equal to 10% of the financial institution's capital and surplus, in the case of covered transactions with any one affiliate; and (ii) to an amount equal to 20% of the financial institution's capital and surplus, in the case of covered transactions with all affiliates.

         In addition, a financial institution and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the financial institution or its subsidiary, as those prevailing that the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes: (i) a loan or extension of credit to an affiliate; (ii) a purchase of, or an investment in, securities issued by an affiliate; (iii) a purchase of assets from an affiliate, with some exceptions; (iv) the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, under Regulation W: (i) a financial institution may not purchase a low-quality asset from an affiliate; (ii) covered transactions and other specified transactions between a financial institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and (iii) with some exceptions, each loan or extension of credit by a financial institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulation W exempts from the quantitative limits and collateral requirements transactions between "sister banks." The sister bank exemption covers transactions between a bank and a FDIC insured depository institution if the same company controls 80% or more of the voting securities of the bank and the depository institution. In addition, an operating subsidiary of a FDIC depository institution is treated as part of the depository institution, for purposes of the definition.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institutions. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

         R&G Mortgage and Premier Bank are parties to various agreements which address how each would conduct itself in specifically delineated affiliated transactions (the "Affiliated Transaction Agreements"). The Affiliated Transaction Agreements include a Master Purchase, Servicing and Collections Agreement (the "Master Purchase Agreement"), a Master Custodian Agreement, a Master Production Agreement, a Securitization Agreement and a Data Processing Computer Service Agreement. The terms of these agreements were negotiated at arm's length on the basis that they are substantially the same, or at least as favorable to Premier Bank, as those prevailing for comparable transactions with, or involving, other nonaffiliated companies.

         Pursuant to the Master Production Agreement, Premier Bank, on a monthly basis, determines its loan production targets and goals (the "Loan Production Goals") and R&G Mortgage assists Premier Bank to reach its Loan Production Goals by, among other things: (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and initial processing of loan applications, consistent with Premier Bank's underwriting guidelines and Loan Production Goals previously established; and (iii) providing personnel and facilities with respect to the execution of any loan agreement approved by Premier Bank. In exchange for these services, Premier Bank remits to R&G Mortgage a percentage of the processing or originating fees charged to the borrowers under loan agreements, as set forth in the agreements. See "-Lending Activities from Banking Operations - Originations, Purchases and Sales of Loans."

         Until January 1, 2001, the Master Purchase Agreement provided for the sale by Premier Bank to R&G Mortgage of the servicing rights to all first and second mortgage loans secured by residential properties which become part of Premier Bank's loan portfolio once the related loans are sold. Effective January 1, 2001, Premier Bank retains servicing rights on loans sold or secured into mortgage backed securities. R&G Mortgage services all other loans held in Premier Bank's loan portfolio (including single-family residential loans retained by Premier Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Master Purchase Agreement further provides that R&G Mortgage exclusively will service such loans and that Premier Bank will process payments of such loans, all according to a fee schedule. See " - Mortgage Banking Activities - Loan Originations, Purchases and Sales of Loans."

         Under the Securitization Agreement, R&G Mortgage renders securitization services with respect to the pooling of some of Premier Bank's mortgage loans into mortgage-backed securities. With respect to securitization services rendered, Premier Bank pays a securitization fee of 25 basis points. The Master Custodian Agreement provides that Premier Bank shall be the custodial agent for R&G Mortgage of certain documentation related to the issuance by R&G Mortgage of GNMA, FNMA or FHLMC mortgage-backed certificates. In consideration of these services, Premier Bank receives a fee for each mortgage note included in a mortgage-backed certificate per year for which it acts as custodian, as set forth in the agreement. See "- Mortgage Banking Activities - Loan Originations, Purchases and Sales of Loans."

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

         Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, R&G Financial will be expected to act as a source of financial strength to its banking subsidiaries and to commit resources to support them in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent. In addition, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

RECENT LEGISLATION

         USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

         Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, revises and expands the existing provisions of the BHCA by including a new section that permits a bank holding company to elect to become a financial holding company, which may engage in a full range of financial activities. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed. R&G Financial applied for and became a financial holding company in 2000.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act"). Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The SOA addresses, among other matters: (i) audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan black out periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers; (vii) expedited filing requirements for Forms 4's; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) "real time" filing of periodic reports; (x) the formation of a public accounting oversight board; (xi) auditor independence; and
(xii) various increased criminal penalties for violations of securities laws.

         The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

BANKING SUBSIDIARIES

         General. Premier Bank is incorporated under the Puerto Rico Banking Act of 1933, as amended (the "Puerto Rico Banking Law") and is subject to extensive regulation and examination by the OCFI, the FDIC and certain requirements established by the Federal Reserve Board. Crown Bank is subject to extensive regulation by the OTS and the FDIC. The federal and Puerto Rico laws and regulations which are applicable to banks and thrift institutions regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the aforementioned regulatory authorities to test Premier Bank's and Crown Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCFI, the FDIC, the OTS or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on R&G Financial and its operations.

         FDIC Insurance Premiums. The banking subsidiaries of the Company currently pay deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund ("SAIF") member institutions, such as Crown Bank and Bank Insurance Fund ("BIF") member institutions, such as Premier Bank. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital: "well capitalized," "adequately capitalized" and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. Each of Premier Bank and Crown Bank was classified as a "well-capitalized" institution as of December 31, 2002.

         The FDIC may terminate the deposit insurance of any insured depository institution, including Premier Bank or Crown Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Premier Bank's or Crown Bank's deposit insurance.

         From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in Congress that would: (i) merge the Bank Insurance Fund and the SAIF; (ii) increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation; (iii) increase deposit insurance coverage limits for municipal deposits; (iv) double deposit insurance coverage limits for individual retirement accounts; and (v) replace the current fixed 1.25 designated reserve ratio with a reserve range of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range. If any of these proposals eventually become law, they could have an effect on R&G Financial's operations and the way it conducts business.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Premier Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2002, Premier Bank met each of its capital requirements.

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

         Under OTS capital regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of "1" and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2002, Crown Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

         OTS capital regulations also require savings associations to meet three additional capital standards: (i) tangible capital equal to at least 1.5% of total adjusted assets, (ii) leverage capital (core capital) equal to 4.0% of total adjusted assets, and (iii) risk-based capital equal to 8.0% of total risk-weighted assets. These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. Crown Bank is not subject to any such individual minimum regulatory capital requirement and Crown Bank's regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 2002.

         Activities and Investments. The activities and equity investments of FDIC-insured, state-chartered banks (which under the Federal Deposit Insurance Act includes banking institutions incorporated under the laws of Puerto Rico) are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary or (ii) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         Puerto Rico Banking Law. As a commercial bank organized under the laws of the Commonwealth, Premier Bank is subject to supervision, examination and regulation by the OCFI pursuant to the Puerto Rico Banking Law.

         The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of Premier Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the sum of Premier Bank's paid-in common and preferred stock capital. As of December 31, 2002, Premier Bank had credited $17.4 million to such reserve fund.

         The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter shall be charged against the undistributed profits of such bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital. In addition, every bank is required by the Puerto Rico Banking Law to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. The reserve is required to be made up of any of the following instruments or any combination of them: (i) legal tender of the United States;
(ii) checks on banks or trust companies located in any part of Puerto Rico, to be presented for collection during the day following that on which they are received; (iii) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; and (iv) federal funds sold and securities purchased under agreements to resell, provided such funds are repaid on or prior to the close of the next business day.

         Under the Puerto Rico Banking Law, Premier Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of Premier Bank, plus 15% of 50% of undistributed earnings for "well capitalized" institutions. As of December 31, 2002, the legal lending limit for Premier Bank under these provisions was approximately $38.5 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of Premier Bank, plus its reserve fund. The legal lending limit for Premier Bank for loans secured by collateral with at least 25% more than the amount of the loan was approximately $85.5 million. Premier Bank's maximum extension of credit to any one borrower was $36.4 million at December 31, 2002, which is fully secured with collateral with a "loan to value" ratio of less than 80%. There are no restrictions on the amount of loans to subsidiaries of banks, or loans that are secured by mortgages by real estate, or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. Loans to non-banking affiliates of Premier Bank, are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act and the new Regulation
W. The Puerto Rico Banking Law also authorizes Premier Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased must be sold in a private or public sale within one year from the date of purchase. Premier Bank may repurchase its own stock for the purpose of reducing its capital, subject to the approval of the OCFI.

         The rate of interest that Premier Bank may charge on mortgage and other types of loans to individuals in Puerto Rico is subject to Puerto Rico's usury laws. Such laws are administered by the Financing Board, which consists of the Commissioner of Financial Institutions, the President of the Government Development Bank, the Chairman of the Planning Board and the Puerto Rico Secretaries of

Commerce, Treasury and Consumer Affairs and three representatives from the private sector. The Financing Board promulgates regulations which specify maximum rates on various types of loans to individuals. The Financing Board eliminated the regulations that set forth the maximum interest rates that could be charged on consumer loans, mortgage loans and commercial loans. The origination charges on residential mortgage loans may not exceed 6% of the loan amount.

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

         Regulations Applicable to Crown Bank. Crown Bank is subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2002, Crown Bank's loans-to-one-borrower limit was $11.9 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2002, Crown Bank's largest single lending relationship had an outstanding balance of $10.5 million, and consisted of six loans secured by real estate with an aggregate balance of $10.1 million and a working capital line of credit with a balance of $419,000, each of which was performing in accordance with its terms.

         Savings associations must also meet a qualified thrift lender, or "QTL," test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the Home Owners Loan Act of 1933, or HOLA, or by meeting the definition of a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended, or the "Code." Qualified thrift investments are primarily residential mortgages and related investments, including mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2002, Crown Bank was in compliance with its QTL requirement.

         Community Reinvestment Act and the Fair Lending Laws. Premier Bank and Crown Bank have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the applicable federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on their most recent examinations, Premier Bank and Crown Bank each received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

         Federal Home Loan Bank System. Premier Bank and Crown Bank are members of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, Premier Bank and Crown Bank are required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or (ii) 5% of its FHLB advances or borrowings. At December 31, 2002, Premier Bank and Crown Bank each met the required investment in FHLB stock, with each holding $78.2 million and $6.2 million of the FHLB of New York and FHLB of Atlanta stock, respectively.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2002, Premier Bank and Crown Bank were in compliance with these requirements.

MORTGAGE BANKING SUBSIDIARIES

         The mortgage banking business conducted by R&G Mortgage, The Mortgage Store and Continental is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and, with respect to VA loans, fix maximum interest rates. Moreover, lenders are required annually to submit to FNMA, FHA, FHLMC, GNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The affairs of these subsidiaries are also subject to supervision and examination by FNMA, FHA, FHLMC, GNMA, HUD and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder.

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

         As is the case with Premier Bank, the rate of interest that R&G Mortgage and The Mortgage Store may charge on mortgage loans to individuals is subject to Puerto Rico's usury laws. Such laws are administered by the Financing Board which promulgates regulations that specify maximum rates on various types of loans to individuals. Regulation 26-A promulgated by the Financing Board fixes the maximum rate (which is adjusted on a weekly basis) which may be charged on residential first mortgage loans.

WEBSITE ACCESS TO COMPANY REPORTS

         The Company makes available free of charge on its website at www.rgonline.com its annual, quarterly and current reports, and all amendments to those reports, as soon as reasonably practicable after the Company files these materials with, or furnishes them to, the SEC.

ITEM 2:  PROPERTIES.

         The Company's principal executive office is located at 280 Jesus T. Pinero Avenue, Hato Ray, San Juan, Puerto Rico 00918. At December 31, 2002, we operated our subsidiaries mostly through leased facilities. All of our subsidiaries except Crown Bank and Continental, conduct business in Puerto Rico. Premier Bank operates from 29 offices, R&G Mortgage operates from 34 offices, Crown Bank operates from 15 offices located in the State of Florida, The Mortgage Store operates from eight offices, Home & Property Insurance Corp. operates from one office, R-G Investments Corporation operates from three offices and Continental operates from five offices located in the States of New York, North Carolina and Florida.

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

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 98 of the Registrant's 2002 Annual Report.

ITEM 6:  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 33 to 36 of the Registrant's 2002 Annual Report.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 37 to 56 of the Registrant's 2002 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 49 to 54 of the Registrant's 2002 Annual Report.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 57 to 96 of the Registrant's 2002 Annual Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 3 to 6 and 9 of the Registrant's Proxy Statement dated March 31, 2003 ("Proxy Statement").

ITEM 11: EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 10 to 15 of the Registrant's Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 8 to 9 of the Registrant's Proxy Statement.


EQUITY COMPENSATION PLAN INFORMATION

         The following table presents information on the Company's equity compensation plans at December 31, 2002.

                                                                                                                       (c)
                                                                                                              NUMBER OF SECURITIES
                                                                                                             REMAINING AVAILABLE FOR
                                                                (a)                        (b)                FUTURE ISSUANCE UNDER
                                                      NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE      EQUITY COMPENSATION
                                                      BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING         PLANS (EXCLUDING
                                                      OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND      SECURITIES REFLECTED IN
PLAN CATEGORY                                           WARRANTS AND RIGHTS               RIGHTS                   COLUMN (a))
-------------                                         -----------------------   -------------------------    -----------------------
Equity compensation plans approved by
     security holders...........................              187,480                     12.03                      13,240
Equity compensation plans not approved by
     security holders...........................                   --                                                    --
                                                              -------                                                ------
                          Total.................              187,480                                                13,240
                                                              =======                                                ======

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from pages 11 to 12 of the Registrant's Proxy Statement.

ITEM 14: CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART IV


ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Documents Filed as Part of this Report

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

         Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

         Consolidated Statements of Income for the Years Ended December 31,
           2002, 2001 and 2000.

         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2002, 2001 and 2000.

         Consolidated Statements of Changes in Stockholders' Equity for the
           Years Ended December 31, 2002, 2001 and 2000.

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

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.      Description
---      -----------


2.1      Amended and Restated Agreement and Plan of Merger by and between R&G
         Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim
         Premier Bank, dated as of September 27, 1996 (1)

2.2.0    Agreement and Plan of Reorganization among R&G Financial Corporation,
         R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown
         Bank, a Federal Savings Bank dated as of December 19, 2001 (2)

2.2.1    Amendment No. 2 to Agreement and Plan of Reorganization among R&G
         Financial Corporation, R&G Acquisition Holdings Corporation, The Crown
         Group, Inc. and Crown Bank, a Federal Savings Bank dated as of February
         27, 2002 (3)

3.1.0    Certificate of Incorporation of R&G Financial Corporation (4)

3.1.1    Certificate of Amendment to Certificate of Incorporation of R&G
         Financial Corporation (4)

3.1.2    Amended and Restated Certificate of Incorporation of R&G Financial
         Corporation (5)

3.1.3    Certificate of Amendment to Amended and Restated Certificate of
         Incorporation of R&G Financial Corporation (6)

3.1.4    Second Certificate of Amendment to Amended and Restated Certificate of
         Incorporation of R&G Financial Corporation (15)

3.1.5    Certificate of Resolution designating the terms of the Series A
         Preferred Stock (7)

3.1.6    Certificate of Resolution designating the terms of the Series B
         Preferred Stock (8)

3.1.7    Certificate of Designation for Series C Preferred Stock (12)

3.1.8    Certificate of Designation for Series D Preferred Stock (13)

3.2      Bylaws of R&G Financial Corporation (4)

4.0      Form of Stock Certificate of R&G Financial Corporation (4)

4.1      Form of Series A Preferred Stock Certificate of R&G Financial
         Corporation (9)

4.2      Form of Series B Preferred Stock Certificate of R&G Financial
         Corporation (10)

4.3      Form of Series C Preferred Stock Certificate of R&G Financial
         Corporation (11)

4.4      Form of Series D Preferred Stock Certificate of R&G Financial
         Corporation (14)

10.1     Master Purchase, Servicing and Collection Agreement between R&G
         Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February
         16, 1990, as amended on April 1, 1991, December 1, 1991, February 1,
         1994 and July 1, 1994 (4)

10.2     Master Custodian Agreement between R&G Mortgage Corporation and R-G
         Premier Bank of Puerto Rico dated February 16, 1990, as amended on June
         27, 1996 (4)

10.3 Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (4)

10.4     Data Processing Computer Service Agreement between R&G Mortgage and R-G
         Premier Bank of Puerto Rico dated December 1, 1994 (4)

10.5     Securitization Agreement by and between R&G Mortgage and R-G Premier
         Bank of Puerto Rico, dated as of July 1, 1995 (4)

10.6     R&G Financial Corporation Stock Option Plan (4)(*)

10.7     Guarantee Agreement between R&G Financial Corporation, R&G Acquisition
         Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)

13.0     2002 Annual Report to Stockholders

21.0     Subsidiaries of the Registrant - Reference is made to "Item 1.
         Business" for the required information


-----------------

(1) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission ("SEC") on October 1, 1996.

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2001.

(3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on February 28, 2002.

(4) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on June 18, 1996, as amended.

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on November 19, 1999.

(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on June 12, 2001.

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on August 31, 1998.

(8) Incorporated by reference from the Registrant's Form 10-K filed with the SEC on April 13, 2000.

(9) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-60923) filed with the SEC on August 7, 1998.

(10) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-90463) filed with the SEC on November 5, 1999.

(11) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-55834) filed with the SEC on February 16, 2001.

(12) Incorporated by reference from the Registrant's Form 10-K filed with the SEC on April 2, 2001.

(13) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on June 18, 2002.

(16) Incorporated by reference from the Registrant's Form 10-Q filed with the SEC on November 14, 2002.

(*)      Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         The Registrant filed the following Reports on Form 8-K during the quarter ended December 31, 2002:

         (1) Form 8-K filed on October 17, 2002 with an attached press release announcing the Registrant's earnings for the third quarter and nine months ended September 30, 2002.

         (2) Form 8-K filed on November 14, 2002, in conjunction with the filing of the Registrant's Form 10-Q for the quarter ended September 30, 2002, containing the certification required pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       R&G FINANCIAL CORPORATION

March 31, 2003                         By:  /s/ Victor J. Galan
                                            ------------------------------
                                            Victor J. Galan
                                            Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Victor J. Galan                                          March 31, 2003
--------------------------------------------
Victor J. Galan
Chairman of the Board and
  Chief Executive Officer
  (Principal Executive Officer)


/s/ Ramon Prats                                              March 31, 2003
--------------------------------------------
Ramon Prats
Vice Chairman of the Board and
  President


/s/ Joseph R. Sandoval                                       March 31, 2003
--------------------------------------------
Joseph R. Sandoval
Executive Vice President and
  Chief Financial Officer
  (Principal Financial and
   Accounting Officer)


/s/ Ana M. Armendariz                                        March 31, 2003
--------------------------------------------
Ana M. Armendariz
Director and Treasurer


/s/ Enrique Umpierre-Suarez                                  March 31, 2003
--------------------------------------------
Enrique Umpierre-Suarez
Director and Secretary


/s/ Victor L. Galan Fundora                                  March 31, 2003
--------------------------------------------
Victor J. Galan Fundora
Director

/s/ Laureno Carus Abarca                                     March 31, 2003
--------------------------------------------
Laureno Carus Abarca
Director


/s/ Eduardo McCormack                                        March 31, 2003
--------------------------------------------
Eduardo McCormack
Director


/s/ Gilberto Rivera-Arrega                                   March 31, 2003
--------------------------------------------
Gilberto Rivera-Arreaga
Director


/s/ Benigno R. Fernandez                                     March 31, 2003
--------------------------------------------
Benigno R. Fernandez
Director


/s/ Ileana M. Colon-Carlo                                    March 31, 2003
--------------------------------------------
Ileana M. Colon-Carlo
Director


/s/ Roberto Gorbea                                           March 31, 2003
--------------------------------------------
Roberto Gorbea
Director

                                 CERTIFICATIONS

I, Victor J. Galan, certify that:

1.       I have reviewed this annual report on Form 10-K of R&G Financial
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                   /s/ Victor J. Galan
                                                   --------------------------
                                                   Victor J. Galan
                                                   Chairman of the Board and
                                                      Chief Executive Officer

I, Joseph R. Sandoval, certify that:

1.       I have reviewed this annual report on Form 10-K of R&G Financial
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                 /s/ Joseph R. Sandoval
                                                 ------------------------------
                                                 Joseph R. Sandoval
                                                 Executive Vice President and
                                                    Chief Financial Officer