Form 10-Q
period 2003-03-31
R&G FINANCIAL CORP
filed 2003-05-15
CIK 1016933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         _____________.

                        Commission file number: 000-21137

                            R&G FINANCIAL CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                                 66-0532217
(State of incorporation                                       (I.R.S. Employer
   or organization)                                          Identification No.)

     280 Jesus T. Pinero Avenue
    Hato Rey, San Juan, Puerto Rico                                     00918
----------------------------------------                              ----------
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

                                 YES [X] NO [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [X] Yes [ ] No

Number of shares of Class B Common Stock outstanding as of March 31, 2003:
19,486,665 (Does not include 14,553,056 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

                            R&G FINANCIAL CORPORATION

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements .................................................................. 3

                  Consolidated Statements of Financial Condition as of
                           March 31, 2003 (Unaudited) and December 31, 2002.................................. 3

                  Consolidated Statements of Income for the Three
                           Months Ended March 31, 2003 and 2002 (Unaudited)...................................4

                  Consolidated Statements of Comprehensive Income for the Three
                           Months Ended March 31, 2003 and 2002 (Unaudited)...................................5

                  Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 2003 and 2002 (Unaudited) ........................................ 6

                  Notes to Unaudited Consolidated Financial Statements ...................................... 7

ITEM 2.  Management's Discussion and Analysis      ..........................................................19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................29

ITEM 4.  Controls and Procedures.............................................................................29

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ..................................................................................30

ITEM 2.  Changes in Securities ............................................................................. 30

ITEM 3.  Defaults upon Senior Securities ....................................................................30

ITEM 4.  Submission of Matters ..............................................................................30

ITEM 5.  Other Information ..................................................................................30

ITEM 6.  Exhibits and Reports on Form 8-K ...................................................................30

         Signatures .........................................................................................32

         Certifications .....................................................................................33

                          PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  March 31, 2003   December 31, 2002
                                                                                                  --------------   -----------------
                                                                                                   (Unaudited)
                                                                                                         (Dollars in thousands)
ASSETS
Cash and due from banks ....................................................................        $  101,132        $  128,086
Money market investments:
    Securities purchased under agreements to resell ........................................            12,297                --
    Time deposits with other banks .........................................................            37,303            65,401
    Short-term investments .................................................................            17,415             4,157
Mortgage loans held for sale, at lower of cost or market ...................................           279,120           258,738
Mortgage-backed and investment securities held for trading, at fair value ..................            45,825            48,651
Trading securities pledged on repurchase agreements, at fair value .........................                --            26,106
Mortgage-backed and investment securities available for sale, at fair value ................         2,180,319         1,819,257
Available for sale securities pledged on repurchase agreements, at fair value ..............           775,776           737,656
Mortgage-backed and investment securities held to maturity, at amortized cost
(estimated market value: 2003 - $31,349; 2002 - $30,885) ...................................            31,025            30,660
Held to maturity securities pledged on repurchase agreements, at amortized cost
(estimated market value: 2003 - $44,573; 2002 - $45,926) ...................................            43,209            44,930
Loans receivable, net ......................................................................         3,005,891         2,759,689
Accounts receivable, including advances to investors, net ..................................            35,768            32,100
Accrued interest receivable ................................................................            41,524            40,401
Servicing asset ............................................................................           133,830           142,334
Premises and equipment .....................................................................            40,603            38,665
Other assets ...............................................................................           109,098           100,415
                                                                                                    ----------        ----------
                                                                                                    $6,890,135        $6,277,246
                                                                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits ..............................................................................        $3,001,934        $2,802,324
     Securities sold under agreements to repurchase ........................................         1,831,335         1,489,758
     Notes payable .........................................................................           218,052           194,607
     Advances from FHLB ....................................................................           958,725           940,725
     Other borrowings ......................................................................            42,895            45,066
     Accounts payable and accrued liabilities ..............................................           145,662           134,427
     Other liabilities .....................................................................            10,040             8,121
                                                                                                    ----------        ----------
                                                                                                     6,208,643         5,615,028
                                                                                                    ----------        ----------

Stockholders' equity:
     Preferred stock, $.01 par value, 20,000,000 shares authorized:
         Non-cumulative perpetual Monthly Income Preferred Stock, $25 liquidation value:
         7.40% Series A, 2,000,000 shares authorized, issued and outstanding ...............            50,000            50,000
         7.75% Series B, 1,000,000 shares authorized, issued and outstanding ...............            25,000            25,000
         7.60% Series C, 2,760,000 shares authorized, issued and outstanding ...............            69,000            69,000
         7.25% Series D,  2,760,000 shares authorized, issued and outstanding ..............            69,000            69,000

     Common stock:
          Class A - $.01 par value, 40,000,000 shares authorized, 14,553,056
           issued and outstanding ..........................................................               145               145
          Class B - $.01 par value, 60,000,000 shares authorized, 19,486,665
           issued  and outstanding (2002-19,440,206) .......................................               195               194
     Additional paid-in capital ............................................................           115,144           114,951
     Retained earnings .....................................................................           316,409           294,592
     Capital reserves of the Bank ..........................................................            17,419            17,419
     Accumulated other comprehensive income ................................................            19,180            21,917
                                                                                                    ----------        ----------
                                                                                                       681,492           662,218
                                                                                                    ----------        ----------
                                                                                                    $6,890,135        $6,277,246
                                                                                                    ==========        ==========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                Three month
                                                                                period ended
                                                                                  March 31,
                                                                   -------------------------------------
                                                                       2003                     2002
                                                                   ------------             ------------
                                                                                 (Unaudited)
                                                              (Dollars in thousands except per share data)
Interest income:
     Loans                                                         $     51,955             $     38,503
     Money market and other investments                                   8,618                    9,039
     Mortgage-backed securities                                          27,683                   25,177
                                                                   ------------             ------------
          Total interest income                                          88,256                   72,719
                                                                   ------------             ------------
Interest expense:
      Deposits                                                           21,693                   20,826
      Securities sold under agreements to repurchase                     12,771                   12,343
      Notes payable                                                       1,870                    1,772
      Other                                                               9,701                    5,773
                                                                   ------------             ------------
          Total interest expense                                         46,035                   40,714
                                                                   ------------             ------------
Net interest income                                                      42,221                   32,005
Provision for loan losses                                                (4,220)                  (5,000)
                                                                   ------------             ------------
Net interest income after provision for loan losses                      38,001                   27,005
                                                                   ------------             ------------
Other income:
     Net gain on origination and sale of loans
      and sales of securities available for sale                         33,017                   17,710
     Loan administration and servicing fees                              13,201                    9,304
     Service charges, fees and other                                      5,721                    3,872
                                                                   ------------             ------------
                                                                         51,939                   30,886
                                                                   ------------             ------------

          Total revenues                                                 89,940                   57,891
                                                                   ------------             ------------

Operating expenses:
     Employee compensation and benefits                                  15,147                   10,008
     Office occupancy and equipment                                       5,702                    4,262
     Other administrative and general                                    30,543                   15,926
                                                                   ------------             ------------
                                                                         51,392                   30,196
                                                                   ------------             ------------

Income before income taxes                                               38,548                   27,695
                                                                   ------------             ------------

Income tax expense:
     Current                                                              5,940                    5,496
     Deferred                                                             3,467                      666
                                                                   ------------             ------------
                                                                          9,407                    6,162
                                                                   ------------             ------------

          Net income                                               $     29,141             $     21,533
                                                                   ============             ============

Earnings per common share - Basic                                  $       0.74             $       0.59
                                                                   ------------             ------------
                          - Diluted                                $       0.74             $       0.58
                                                                   ------------             ------------
Weighted average number of shares outstanding - Basic                34,022,719               31,295,713
                                              - Diluted              34,180,759               31,654,473

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               Three month period ended
                                                                                        March 31,
                                                                             -----------------------------
                                                                               2003                 2002
                                                                             --------             --------
                                                                                       (Unaudited)
                                                                                 (Dollars in thousands)
Net income                                                                   $ 29,141             $ 21,533
                                                                             --------             --------

Other comprehensive income, before tax:

Unrealized gains (losses):

Derivative instruments                                                            340                1,996
                                                                             --------             --------

Investment securities:
     Arising during period                                                     (4,728)             (14,083)
     Less: Reclassification adjustments for gains included
           in net income                                                         (106)                 (75)
                                                                             --------             --------
                                                                               (4,834)             (14,158)
                                                                             --------             --------
                                                                               (4,494)             (12,162)

Income tax benefit related to items of other comprehensive income               1,757                4,743
                                                                             --------             --------

Other comprehensive loss, net of tax                                           (2,737)              (7,419)
                                                                             --------             --------

Comprehensive income, net of tax                                             $ 26,404             $ 14,114
                                                                             ========             ========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Three month period ended March 31,
                                                                                              ----------------------------------
                                                                                                 2003                   2002
                                                                                               ---------             ---------
                                                                                                         (Unaudited)
                                                                                                    (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                                   $  29,141             $  21,533
                                                                                               ---------             ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                2,134                 1,514
      Amortization of premium on investments and mortgage-backed securities, net                   2,506                 1,195
      Amortization of servicing rights                                                            12,306                 5,487
      Provision for (reversal of) impairment reserves                                              4,120                  (459)
      Provision for loan losses                                                                    4,220                 5,000
      Gain on sales of mortgage-backed and investment securities available for sale                 (106)                  (75)
      Unrealized loss (gain) on trading securities and derivative instruments, net                   803                   (52)
      Increase in mortgage loans held for sale                                                   (27,741)              (43,215)
      Net decrease in securities held for trading                                                 28,243                15,702
      Increase in receivables                                                                     (4,792)               (5,214)
      Increase in other assets                                                                    (8,940)               (6,485)
      Increase (decrease) increase in notes payable and other borrowings                          21,274                (4,624)
      Increase in accounts payable and accrued liabilities                                        13,218                45,382
      Increase (decrease) in other liabilities                                                     1,919                (1,045)
                                                                                               ---------             ---------
          Total adjustments                                                                       49,164                13,111
                                                                                               ---------             ---------
          Net cash provided by operating activities                                               78,305                34,644
                                                                                               ---------             ---------
Cash flows from investing activities:
  Purchases of investment securities                                                            (770,127)             (298,201)
  Proceeds from sales of securities available for sale                                            28,891               214,433
  Principal repayments on mortgage-backed securities
    and redemption of securities available for sale                                              358,155               124,794
  Proceeds from sales of loans                                                                    24,488                    --
  Net originations of loans                                                                     (274,910)             (195,815)
  Purchases of FHLB stock, net                                                                   (14,619)               (6,070)
  Acquisition of premises and equipment                                                           (3,815)               (1,456)
  Acquisition of servicing rights                                                                 (7,921)               (5,316)
                                                                                               ---------             ---------
          Net cash used in investing activities                                                 (659,858)             (167,631)
                                                                                               ---------             ---------
Cash flows from financing activities:
  Increase (decrease) in deposits - net                                                          199,610               (46,548)
  Increase in securities sold under agreements to repurchase - net                               341,577                42,679
  Advances from FHLB, net                                                                         18,000                63,000
  Net proceeds from issuance of preferred stock                                                       --                66,616
  Proceeds from issuance of common stock                                                             194                    21
  Cash dividends:
    Common stock                                                                                  (3,353)               (2,394)
    Preferred stock                                                                               (3,971)               (3,095)
                                                                                               ---------             ---------
          Net cash provided by financing activities                                              552,057               120,279
                                                                                               ---------             ---------
Net decrease in cash and cash equivalents                                                        (29,496)              (12,708)
Cash and cash equivalents at beginning of period                                                 197,643               157,725
                                                                                               ---------             ---------
Cash and cash equivalents at end of period                                                     $ 168,147             $ 145,017
                                                                                               =========             =========


Cash and cash equivalents include:
  Cash and due from banks                                                                      $ 101,132             $  54,233
  Short-term investments                                                                          17,415                58,086
  Securities purchased under agreements to resell                                                 12,297                    --
  Time deposits with other banks                                                                  37,303                32,698
                                                                                               ---------             ---------
                                                                                               $ 168,147             $ 145,017
                                                                                               =========             =========

        The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION

REPORTING ENTITY

         The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the "Company"), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank of Puerto Rico (the "Premier Bank"), a Puerto Rico commercial bank, Crown Bank, F.S.B. ("Crown Bank"), a Florida-based federal savings bank, R&G Mortgage Corp. ("R&G Mortgage"), Puerto Rico's second largest mortgage banker, R-G Investments Corporation, a Puerto Rico licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 31st year of operations, operates as a financial holding company, pursuant to the provisions of the Gramm-Leach-Biley Act of 1999, and is primarily engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

         Premier Bank and Crown Bank provide a full range of banking services, including residential, commercial and personal loans and a variety of deposit products. Premier Bank operates through thirty branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. Crown Bank operates in the Orlando and Tampa/St. Petersburg metropolitan areas through fifteen full service branches and six commercial lending offices. Premier Bank also provides private banking and trust and other financial services to its customers. Premier Bank and Crown Bank are subject to the regulations of certain federal and local agencies, and undergo periodic examinations by those regulatory agencies.

         Crown Bank is also engaged in the origination of FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through its wholly-owned subsidiary, Continental Capital Corporation ("Continental Capital").

         R&G Mortgage is engaged primarily in the business of originating FHA-insured, VA-guaranteed, and privately insured first and second mortgage loans on residential real estate (1 to 4 families). R&G Mortgage pools FHA and VA loans into GNMA mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the service on the loans. R&G Mortgage is also a FNMA and FHLMC Seller-Servicer of conventional loans.

         R&G Mortgage also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families), through its wholly-owned subsidiary, Mortgage Store of Puerto Rico, Inc.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 2003 and the results of operations and changes in its cash flows for the three months ended March 31, 2003 and 2002.

         The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

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

On January 1, 2002 the Company adopted also SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The initial adoption of this Statement on January 1, 2002 had no effect on the consolidated financial position or results of operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, 107 and rescission of FASB Interpretation No. 34)" ("FIN No. 45"). FIN No. 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires a guarantor of certain guarantees to recognize at its inception a liability for the fair value of the obligation undertaken when issuing the guarantee, and also expands the related disclosures. The provisions of initial recognition are effective for guarantees issued and modified after December 31, 2002. The adoption of FIN No. 45 on January 1, 2003 did not have a significant impact on the Company's consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 or Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect in the consolidated financial position or results of operations of the Company.

NOTE 2 - EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. The weighted average of outstanding stock options granted in connection with the Company's Stock Option Plan (158,040 and 358,760 during the quarters ended March 31, 2003 and 2002, respectively), are included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

                         Quarter ended March 31,
                      2003                    2002
                     -------                 -------
                                (Unaudited)
                     $0.0980                 $0.0765

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

         The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

                                                       March 31,         December 31,
                                                          2003               2002
                                                       ---------         ------------
                                                      (Unaudited)
                                                         (Dollars in thousands)
MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

     GNMA certificates                                  $    --            $ 9,741
     FHLMC certificates                                  44,880             65,016
                                                        -------            -------
                                                         44,880             74,757
                                                        -------            -------
     Investment securities held
       for trading:
      Corporate preferred stock                             940                 --
      Other                                                   5                 --
                                                        -------            -------
                                                            945                 --
                                                        -------            -------
                                                        $45,825            $93,948
                                                        =======            =======

                                                                  March 31, 2003                         December 31, 2002
                                                          ----------------------------------------------------------------------
                                                          Amortized             Fair              Amortized             Fair
                                                             cost               value                cost               value
                                                          ----------          ----------          ----------          ----------
                                                                    (Unaudited)
                                                                                   (Dollars in thousands)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

Collaterized mortgage obligations (CMO):
      Due within one year                                 $       --          $       --          $      113          $      113
      Due from one to five years                              15,400              15,630              17,178              17,288
      Due from five to ten years                              20,121              20,546              31,571              32,219
      Due over ten years                                     657,392             662,528             404,981             409,830
                                                          ----------          ----------          ----------          ----------
                                                             692,913             698,704             453,843             459,450
                                                          ----------          ----------          ----------          ----------
CMO   residuals (interest only), and interest only
       strips (IO's)                                          45,649              49,255              30,964              32,759
                                                          ----------          ----------          ----------          ----------

FNMA  certificates:
      Due from one to five years                              25,397              25,523                  --                  --
      Due from five to ten years                               5,460               5,490                 370                 390
      Due over ten years                                     319,785             327,854             258,805             269,367
                                                          ----------          ----------          ----------          ----------
                                                             350,642             358,867             259,175             269,757
                                                          ----------          ----------          ----------          ----------
FHLMC certificates:
      Due within one year                                          4                   5                   2                   2
      Due from one to five years                                  10                  10                  20                  21
      Due from five to ten years                                 732                 773                 889                 935
      Due over ten years                                      692,963             707,432             738,041             756,228
                                                          ----------          ----------          ----------          ----------
                                                             693,709             708,220             738,952             757,186
                                                          ----------          ----------          ----------          ----------
GNMA  certificates:
      Due from one to five years                                  25                  25                  --                  --
      Due from five to ten years                              15,633              16,004              16,515              16,759
      Due over ten years                                     405,303             413,472             440,767             446,339
                                                           ----------          ----------          ----------          ----------
                                                             420,961             429,501             457,282             463,098
                                                          ----------          ----------          ----------          ----------

                                                           2,203,874           2,244,547           1,940,216           1,982,250
                                                          ----------          ----------          ----------          ----------

INVESTMENT SECURITIES AVAILABLE FOR SALE:

Mortgage securities portfolio mutual fund                         --                  --               3,266               2,964
                                                          ----------          ----------          ----------          ----------

U.S.  Government and Agencies securities:
      Due within one year                                     32,389              32,854
      Due from one to five years                             377,599             380,997             263,632             267,896
      Due from five to ten years                             118,819             123,463             137,756             143,695
                                                          ----------          ----------          ----------          ----------
                                                             528,807             537,314             401,388             411,591
                                                          ----------          ----------          ----------          ----------
Corporate debt obligations:
      Due within one year                                     12,427              12,865               3,205               3,367
      Due from one to five years                              41,162              43,284              52,779              55,283
      Due from five to ten years                                  --                  --               2,979               2,385
      Due over ten years                                       7,810               7,478               9,805               9,809
                                                          ----------          ----------          ----------          ----------
                                                              61,399              63,627              68,768              70,843
                                                          ----------          ----------          ----------          ----------
US Municipal debt obligations-
      Due over ten years                                      11,869              11,651               4,884               4,879
                                                          ----------          ----------          ----------          ----------

FHLB Stock                                                    98,956              98,956              84,337              84,337
                                                          ----------          ----------          ----------          ----------

Other                                                             --                  --                  49                  49
                                                          ----------          ----------          ----------          ----------
                                                             701,031             711,548             562,692             574,663
                                                          ----------          ----------          ----------          ----------
                                                          $2,904,905          $2,956,095          $2,502,908          $2,556,913
                                                          ==========          ==========          ==========          ==========

                                                                 March 31, 2003                 December 31, 2002
                                                           -----------------------------------------------------------
                                                           Amortized          Fair           Amortized          Fair
                                                             cost             value            cost             value
                                                           ---------         -------         ---------         -------
                                                                   (Unaudited)
                                                                               (Dollars in thousands)
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:

GNMA certificates:
      Due from five to ten years                            $ 5,190          $ 5,243          $ 5,457          $ 5,513
      Due over ten years                                     32,349           33,307           33,521           34,091
                                                            -------          -------          -------          -------
                                                             37,539           38,550           38,978           39,604
                                                            -------          -------          -------          -------

FNMA certificates:
     Due over ten years                                       6,030            6,384            6,328            6,698
                                                            -------          -------          -------          -------

FHLMC certificates:
     Due over ten years                                          97               95              102              102
                                                            -------          -------          -------          -------

                                                             43,666           45,029           45,408           46,404
                                                            -------          -------          -------          -------

INVESTMENT SECURITIES HELD TO MATURITY:

United States Government and Agencies obligations:
     Due within one year                                      2,882            2,882              997              997
     Due from one to five years                                  --               --            1,500            1,500
                                                            -------          -------          -------          -------
                                                              2,882            2,882            2,497            2,497
                                                            -------          -------          -------          -------
Puerto Rico Government and Agencies obligations:
     Due from one to five years                              26,586           26,906           26,586           26,804
     Due from five to ten years                               1,000            1,005            1,000            1,005
                                                            -------          -------          -------          -------
                                                             27,586           27,911           27,586           27,809
                                                            -------          -------          -------          -------
Other:
     Due from one to five years                                 100              100              100              100
                                                            -------          -------          -------          -------

                                                             30,568           30,893           30,183           30,406
                                                            -------          -------          -------          -------

                                                            $74,234          $75,922          $75,591          $76,810
                                                            =======          =======          =======          =======

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at March 31, 2003 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

                                                                                 Carrying Amount
                                                                                 ---------------
                                                                                   (Unaudited)
                                                                              (Dollars in thousands)
Mortgage-backed securities held for trading, at fair value                         $    8,767

Mortgage-backed and investment securities available for sale,
     at fair value                                                                  1,124,908
Mortgage-backed securities held to maturity, at amortized
     cost                                                                                 360
                                                                                   ----------
                                                                                   $1,134,035
                                                                                   ==========

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans consist of the following:

                                                    March 31,              December 31,
                                                      2003                    2002
                                                   -----------             -----------
                                                   (Unaudited)
                                                          (Dollars in thousands)
Real estate loans:
     Residential - first mortgage                  $ 1,661,520             $ 1,473,051
     Residential - second mortgage                      37,953                  40,429
     Land                                               37,361                  27,521
     Construction                                      465,936                 355,367
     Commercial                                        661,473                 633,233
                                                   -----------             -----------
                                                     2,864,243               2,529,601
Undisbursed portion of loans in process               (166,418)                (90,432)
Net deferred loan costs (fees)                             241                     (45)
                                                   -----------             -----------
                                                     2,698,066               2,439,124
                                                   -----------             -----------
Other loans:
     Commercial                                        141,651                 152,743
     Consumer:
        Secured by deposits                             28,326                  28,070
        Secured by real estate                          64,354                  68,156
        Other                                          107,295                 104,715
Unearned interest                                         (459)                   (444)
                                                   -----------             -----------
                                                       341,167                 352,240
                                                   -----------             -----------

        Total loans                                  3,039,233               2,792,364
     Allowance for loan losses                         (33,342)                (32,675)
                                                   -----------             -----------
                                                   $ 3,005,891             $ 2,759,689
                                                   ===========             ===========

         The changes in the allowance for loan losses follow:

                                                  Three months ended
                                                      March 31,
                                            -----------------------------
                                              2003                 2002
                                            --------             --------
                                                     (Unaudited)
                                                (Dollars in thousands)
Balance, beginning of period                $ 32,675             $ 17,428
Provision for loan losses                      4,220                5,000
Loans charged-off                             (3,672)              (3,989)
Recoveries                                       312                  104
Transfers to loans held for sale                (193)                  --
                                            --------             --------
Balance, end of period                      $ 33,342             $ 18,543
                                            --------             --------

         The following table sets forth the amounts and categories of R&G Financial's non-performing assets at the dates indicated.

                                                          March 31,          December 31,
                                                            2003                2002
                                                          ---------          ------------
                                                                    (Unaudited)
                                                              (Dollars in thousands)
Non-accruing loans:
  Residential real estate                                  $49,215             $43,281
  Residential construction                                   1,128               1,512
  Commercial real estate                                    24,584              29,375
  Commercial business                                        2,940               2,197
  Consumer unsecured                                           562                 802

                                                           -------             -------
    Total                                                   78,429              77,167
                                                           -------             -------
Accruing loans greater than 90 days delinquent:
  Residential real estate                                      343                 104
  Residential construction                                      --                  --
  Commercial real estate                                        --                  --
  Commercial business                                          321                 261
  Consumer                                                     554                 667
                                                           -------             -------
    Total accruing loans greater than
      90 days delinquent                                     1,218               1,032
                                                           -------             -------

    Total non-performing loans                              79,647              78,199
                                                           -------             -------
Real estate owned, net of reserves (1)                      19,479              15,544
Other repossessed assets                                       212                 292
                                                           -------             -------
                                                            19,691              15,836
                                                           -------             -------

    Total non-performing assets                            $99,338             $94,035
                                                           -------             -------
    Total non-performing loans as a
      percentage of total loans (2)                           2.48%               2.71%
                                                           -------             -------

    Total non-performing assets as a
      percentage of total assets                              1.44%               1.50%
                                                           -------             -------

    Allowance for loan losses as a percentage
       of total non-performing loans (3)                     41.86%              41.79%
                                                           -------             -------

     Allowance for loan losses as a percentage
        of total loans outstanding (3)                        1.04%               1.13%
                                                           -------             -------

      Net charge-offs to average loans
         outstanding                                          0.43%               0.41%
                                                           -------             -------

(1) Consists primarily of residential real estate foreclosed by the Company.

(2) While the ratio of non-performing loans to total loans decreased from 2.71% to 2.48% from December 31, 2002 to March 31, 2003, the ratio was nevertheless larger than it would otherwise have been due to loan securitizations during 2000, 2001 and 2002 and the first three months of 2003, which reduced the amount of loans held in portfolio considered in the calculation of the ratio. Without giving effect to loan securitizations, as of March 31, 2003 and December 31, 2002, the ratio of non-performing loans to total loans would have been 1.89% and 1.98%, respectively.

(3) Because of the nature of the collateral, R&G Financial's historical charge-offs with respect to residential real estate loans have been low. Excluding R&G Financial's residential loan portfolio, the allowance for loan losses to total loans and to total non-performing loans at March 31, 2003 and December 31, 2002 would have been 2.21% and 109.6%, respectively, and 2.39% and 93.6%, respectively.

NOTE 5 - MORTGAGE LOAN SERVICING

The changes in the servicing asset of the Company follows:

                                                  For the three month period ended March 31,
                                                          2003                  2002
                                                       ---------             ---------
                                                                 (Unaudited)
                                                           (Dollars in thousands)
Balance at beginning of period                         $ 142,334             $ 105,146

Rights originated                                          6,492                 5,078
Rights purchased                                           1,429                   238
Scheduled amortization                                    (5,597)               (3,513)
Unscheduled amortization                                  (6,708)               (1,973)
(Provision) reversal of impairment reserves               (4,120)                  459
Other adjustments                                             --                  (619)
                                                       ---------             ---------

Balance at end of period                               $ 133,830             $ 104,816
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

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                         March 31,           December 31,
                                           2003                  2002
                                        ----------           ------------
                                       (Unaudited)
                                            (Dollars in thousands)
Passbook savings                        $  327,286            $  329,489
                                        ----------            ----------

NOW accounts                               109,953               100,031
Super NOW accounts                         323,880               335,015
Regular checking accounts
   (non-interest bearing)                  131,489               107,586
Commercial checking accounts
   (non-interest bearing)                  288,276               282,769
                                        ----------            ----------
                                           853,598               825,401
                                        ----------            ----------

Certificates of deposit:
     Under $100,000                        660,303               652,065
     $100,000 and over                   1,155,819               991,504
                                        ----------            ----------
                                         1,816,122             1,643,569
                                        ----------            ----------

Accrued interest payable                     4,928                 3,865
                                        ----------            ----------

                                        $3,001,934            $2,802,324
                                        ==========            ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS TO BUY AND SELL GNMA CERTIFICATES

         As of March 31, 2003, the Company had open commitments to issue GNMA certificates of approximately $65.9 million.

COMMITMENTS TO SELL MORTGAGE LOANS

         As of March 31, 2003 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $196.5 million.

LEASE COMMITMENTS

         The Company is obligated under several noncancellable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

OTHER

         At March 31, 2003, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $868.7 million at March 31, 2003. At March 31, 2003, the Company has an allowance for recourse provisions of $1.8 million. Historical losses on recourse obligations have not been significant.

         In April 2002, R&G Acquisition Holdings Corporation (a wholly-owned subsidiary of R&G Financial) ("RAC"), a Florida corporation and savings and loan holding company, formed R&G Capital Trust I ("R&G Capital Trust"), a Delaware statutory business trust. R&G Capital Trust issued $25.0 million of trust preferred securities in a private placement. The Company has guaranteed certain obligations of RAC to R&G Capital Trust.

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

         Total employee costs and other expenses before capitalization follows:

                                                      Three month period ended
                                                              March 31,
                                                       2003               2002
                                                     -------            -------
                                                            (Unaudited)
                                                       (Dollars in thousands)
Employee costs                                       $23,102            $16,243
                                                     -------            -------

Other administrative and general expenses            $32,707            $17,171
                                                     -------            -------

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company's operations for its traditional banking and mortgage banking activities:

                                                                       (Dollars in thousands)
                                                                 Three month period ended March 31,
                                ------------------------------------------------------------------------------------------------
                                                     2003                                               2002
                                ---------------------------------------------      ---------------------------------------------
                                                                           (Unaudited)
                                ------------------------------------------------------------------------------------------------
                                             Mortgage                 Segment                   Mortgage                 Segment
                                Banking      Banking      Other       Totals       Banking      Banking      Other       Totals
                                -------      --------     ------      -------      -------      --------     ------      -------
Revenues                        $41,425      $45,663      $3,269      $90,357      $32,509      $24,496      $1,619      $58,624

Non-interest expenses            23,375       27,607       1,198       52,180       14,668       16,003         725       31,396
                                -------      -------      ------      -------      -------      -------      ------      -------

Income before income taxes      $18,050      $18,056      $2,071      $38,177      $17,841      $ 8,493      $  894      $27,228
                                =======      =======      ======      =======      =======      =======      ======      =======

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company's consolidated amounts (unaudited):

                                                         Three month period ended March 31,
                                                             2003                 2002
                                                           --------             --------
                                                              (Dollars in thousands)
Revenues:

Total revenues for reportable segments                     $ 90,357             $ 58,624
Elimination of intersegment revenues                           (904)              (1,340)
Corporate revenues                                              487                  607
                                                           --------             --------

Total consolidated revenues                                $ 89,940             $ 57,891
                                                           ========             ========

Income before income taxes:

Total income before income taxes for reportable
     segments                                              $ 38,177             $ 27,228
Elimination of intersegment profits                             102                  (17)
Unallocated corporate income, net                               269                  484
                                                           --------             --------

Income before income taxes, consolidated                   $ 38,548             $ 27,695
                                                           ========             ========

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company's consolidated total assets as of March 31, 2003 and December 31, 2002 follows:

                                                 March 31,              December 31,
                                                   2003                     2002
                                                -----------             ------------
                                                            (Unaudited)
                                                      (Dollars in thousands)
Assets:

Banking                                         $ 6,055,740             $ 5,453,321
Mortgage Banking                                    898,095                 908,660
Other                                               120,365                 111,005
                                                -----------             -----------

Total assets for reportable segments              7,074,200               6,472,986
Parent company assets                                62,364                  62,971
Elimination of intersegment balances               (246,429)               (258,711)
                                                -----------             -----------

Consolidated total assets                       $ 6,890,135             $ 6,277,246
                                                ===========             ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

         - the strength of the United States economy in general and the strength of the regional and local economies within our markets;

         - adverse changes in the local real estate market, as most of the Company's loans are concentrated in Puerto Rico and Florida and a substantial portion of these loans have real estate as collateral;

         - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

         -        inflation, interest rate, market and monetary fluctuations;

         - adverse changes in asset quality and the resulting credit risk-related losses and expenses;

         - our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

         - the willingness of users to substitute competitors' products and services for our products and services; o the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

         -        technological changes;

         -        changes in consumer spending and savings habits; and

         -        regulatory or judicial proceedings.

         If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

         We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

GENERAL

         R&G Financial Corporation (the "Company") is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities and insurance brokerage activities. The Company, currently in its 31st year of operations, operates 30 bank branches mainly located in the northeastern section of Puerto Rico, 15 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 6 mortgage and 6 commercial lending offices in the continental United States, and 43 mortgage offices in Puerto Rico, including 24 facilities located within Premier Bank's branches.

         The Company is engaged in providing a full range of banking services through R-G Premier Bank of Puerto Rico ("Premier Bank"), a Puerto Rico commercial bank, and Crown Bank, F.S.B. ("Crown Bank"), its Florida-based federal savings bank acquired in June 2002. Banking activities include commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a variety of deposit products and, to a lesser extent, trust and investment services through private banking.

         The Company is also engaged in mortgage banking activities. Mortgage banking activities are conducted through R&G Mortgage Corp., a Puerto Rico mortgage company, The Mortgage Store of Puerto Rico, Inc., also a Puerto Rico mortgage company, and Continental Capital Corporation, a New York mortgage banking subsidiary of Crown Bank with offices in New York, North Carolina and Florida. Mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         The Company is also engaged in insurance brokerage through Home & Property Insurance Corp., a Puerto Rico insurance agency, and securities brokerage through R-G Investments Corporation, a Puerto Rico licensed broker-dealer.

         The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial's mortgage servicing portfolio increased to approximately $10.9 billion as of March 31, 2003, from $7.3 billion as of the same date a year ago, an increase of 48.8%. The Company's servicing portfolio at March 31, 2003 includes approximately $2.6 billion acquired through the acquisition of Crown Bank in June 2002. R&G Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At March 31, 2003, the Company held securities available for sale with a fair market value of $3.0 billion, which included $2.2 billion of mortgage-backed securities, of which $394.7 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. R&G Financial's lower effective tax rates compared to the maximum statutory rates reflect the exemption under Puerto Rico law of the net interest income derived from such securities. In addition, the Company invests in certain U.S. agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because the Company is entitled to rely on the portfolio interest deduction. Finally, R&G Financial's international banking entities may invest in various U.S. securities, the income on which is exempt from Puerto Rico income taxation and is also not subject to federal income taxation on the basis of the portfolio interest deduction.

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

FINANCIAL CONDITION

         At March 31, 2003, total assets amounted to $6.9 billion, as compared to $6.3 billion at December 31, 2002. The $612.9 million or 9.8% increase in total assets between the comparable periods was primarily the result of a $399.2 million or 15.6% increase in mortgage-backed and investment securities available for sale, and a $246.2 million or 8.9% increase in loans receivable, net, due to record loan production during the quarter ended March 31, 2003.

         At March 31, 2003, R&G Financial had $3.1 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $2.7 billion at December 31, 2002. R&G Financial utilized repurchase agreements and deposits to fund its growth during the period; total deposits grew $7.1% from $2.8 billion at December 31, 2002 to $3.0 billion at March 31, 2003, whereas repurchase agreements increased by $341.6 million or 22.9%.

         At March 31, 2003, R&G Financial's allowance for loan losses totaled $33.3 million, which represented a $667,000 or 2.0% increase from the level maintained at December 31, 2002. At March 31, 2003, R&G Financial's allowance represented approximately 2.48% of the total loan portfolio and 41.86% of total non-performing loans. However, excluding R&G Financial's residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.21% and 109.56%, respectively, at March 31, 2003.

         Non-performing loans amounted to $79.6 million at March 31, 2003, an increase of $1.4 million when compared to $78.2 million at December 31, 2002. At March 31, 2003, $49.2 million or 61.8% of non-performing loans consisted of residential mortgage loans. Because of the nature of the real estate collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial's aggregate charge-offs as a percentage of average loans outstanding amounted to 0.41% during 2002 and 0.32% during 2001. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and any resulting loan charge-offs have historically been lower than in the United States. While the ratio of non-performing loans to total loans decreased from 2.71% to 2.48% from December 31, 2002 to March 31, 2003, the decrease in the ratio was nevertheless larger than it would otherwise have been due to significant loan securitizations during 2000, 2001 and 2002, which reduced the amount of loans held in portfolio considered in the calculation of the ratio. Without giving effect to loan securitizations, as of March 31, 2003 and December 31, 2002, the ratio of non-performing loans to total loans would have been 1.89% and 1.98%, respectively.

         Stockholders' equity increased from $662.2 million at December 31, 2002 to $681.5 million at March 31, 2003. The $19.3 million or 2.9% increase was due primarily to the net income recognized during the period, net of dividends paid.

RESULTS OF OPERATIONS

         During the three months ended March 31, 2003, R&G Financial reported net income of $29.1 million or $0.74 of earnings per diluted share, compared to $21.5 or $0.58 of earnings per diluted share for the comparative three month period ended March 31, 2002.

         Net interest income increased by $10.2 million or 31.9% during the comparable period to $42.2 million, primarily due to a $1.6 billion increase in the average balance of interest-earning assets, partially offset by a 9 basis point decrease in the net interest margin, from 2.92% to 2.81%. Included in earning assets of the Company at March 31, 2003 were the assets of Crown Bank, the Company's Florida-based banking subsidiary acquired during the second quarter of 2002. The provision for loan losses amounted to $4.2 million during the three months ended March 31, 2003, a 15.6% decrease compared to the prior comparable period, reflecting R&G Financial's level of non-performing loans of $79.6 million at March 31, 2003 compared to $78.2 million at December 31, 2002, respectively.

         R&G Financial also experienced an increase in non-interest income during the three months ended March 31, 2003 over the comparable period. Net gain on sale of loans increased by $15.3 million or 86.4% over the prior comparable period, as a result of record loan production and sales. Total loan production during the quarter ended March 31, 2003 amounted to $1.0 billion compared to $577.7 million during the prior comparable period. Loan administration and servicing fees also increased by $3.9 million or 41.9% over the comparable periods, due to the growth in the loan servicing portfolio from $7.3 billion as of March 31, 2002 to $10.9 billion at March 31, 2003, or an increase of $3.6 billion. Such increase includes $2.6 billion acquired in connection with the acquisition of Crown Bank. Other fee income also increased by $1.9 million or 47.8%. Such increase reflects the added contributions made by the Company's insurance agency and broker-dealer subsidiaries.

         Total expenses increased by $21.2 million or 70.2% during the three months ended March 31, 2003 over the comparable 2002 period, partially due to a $5.1 million or 51.3% increase in employee compensation and benefits associated with general growth in Company operations, including expenses associated with the operations of Crown Bank, as well as to increased commissions and bonus payments associated with increased loan production. The increase in total expenses was also due to a $14.6 million or 91.8% increase in other administrative and general expenses, which includes a $11.4 million increase in expenses associated with impairment charges (including unscheduled amortization) of the Company's servicing asset, as well as increased expenses related to the operations of Crown Bank.

INTEREST RATE RISK MANAGEMENT

         The following table summarizes the anticipated maturities or repricing or R&G Financial's interest-earning assets and interest-bearing liabilities as of March 31, 2003, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company's mortgage banking business as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

                                              Within         Four to       More Than     More Than
                                              Three          Twelve       One Year to    Three Years    Over Five
(Dollars in thousands)                        Months         Months       Three Years   to Five Years     Years           Total
                                            ----------    -----------     -----------   -------------  -----------     ----------
Interest-earning assets(1):

Loans receivable                            $1,194,847    $   273,414     $   424,681     $ 282,659    $   861,031     $3,036,632
Mortgage loans held for sale                    53,003         33,718          76,586        61,432         54,381        279,120
Mortgage-backed securities(2)(3)               155,697        432,437         424,119       289,266      1,031,575      2,333,094
Investment securities(3)                       185,439        331,897         185,676        34,380          5,668        743,060
Other interest-earning assets(4)                67,014             --              --            --             --         67,014
                                            ----------    -----------     -----------     ---------    -----------     ----------

Total                                       $1,656,000    $ 1,071,466     $ 1,111,062     $ 667,737    $ 1,952,655     $6,458,920
                                            ==========    ===========     ===========     =========    ===========     ==========

Interest bearing liabilities:

Deposits(5)
     NOW and Super NOW accounts             $   21,693    $    60,737     $    66,767     $  54,081    $   230,555     $  433,833
     Passbook savings accounts                   8,181         23,727          59,075        47,260        189,043        327,286
     Regular and commercial checking            20,988         58,766          64,602        52,328        223,081        419,765
     Certificates of deposit                   446,167        496,736         474,816       396,172          2,231      1,816,122
FHLB advances                                  208,000        109,125         295,100       206,500        140,000        958,725
Securities sold under agreements to
   repurchase(6)                               868,234        336,193         248,708       240,000        138,200      1,831,335
Other borrowings(7)
                                            ----------    -----------     -----------     ---------    -----------     ----------

Total                                        1,573,263      1,085,284       1,209,068       996,341        923,110      5,787,066
                                            ----------    -----------     -----------     ---------    -----------     ----------

Effect of hedging instruments                  180,000        (10,000)             --       (90,000)       (80,000)            --
                                            ----------    -----------     -----------     ---------    -----------     ----------

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities    $  262,737    ($   23,818)    ($   98,006)    ($418,604)   $   949,545     $  671,854
                                            ==========    ===========     ===========     =========    ===========     ==========

Cummulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                $  262,737    $   238,919     $   140,913     ($277,691)   $   671,854
                                            ==========    ===========     ===========     =========    ===========     ==========

Cummulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a percent
of total assets                                   3.81%          3.47%           2.05%        (4.03)%         9.75%
                                            ==========    ===========     ===========     =========    ===========     ==========

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

(6)      Includes federal funds purchased, if any

(7)      Comprised of warehousing lines, notes payable and other borrowings.

---------------

         As of March 31, 2003, the Company had a one year positive gap of approximately $238.9 million which constituted 3.5% of total assets at such date, compared to a positive gap of approximately $498.1 million or 7.9% of total assets at December 31, 2002. R&G Financial's positive gap within one year at March 31, 2003 and December 31, 2002 is due primarily to an increasing amount of adjustable rate loans resulting from greater emphasis in commercial and construction lending as well as to the extension during 2001 and 2002 of the maturity dates of certain borrowings of the Company into longer-term maturities at very attractive rates, taking advantage of consecutive reductions in interest rates during such years. The Company estimates that as of March 31, 2003, close to 43% of all borrowings of the Company had maturity dates longer than one year.

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

         The following table presents for the periods indicated R&G Financial's total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average of month-end balances for non-banking subsidiaries and average daily balances for banking subsidiaries in each case during the periods presented.

                                                                      For the three month period ended March 31,
                                                                     2003                                    2002
                                                   -----------------------------------------------------------------------------
                                                    Average                     Yield/         Average                    Yield/
          (Dollars in thousands)                    Balance        Interest      Rate          Balance       Interest      Rate
                                                   ----------      --------     ------       ----------      --------     ------
Interest-Earning Assets:

Cash and cash equivalents(1)                       $   77,931      $   265        1.36%      $   40,204      $   232        2.31%
Investment securities available for sale              588,445        6,128        4.17          542,083        7,754        5.72
Investment securities held to maturity                 30,466          399        5.24           23,686          322        5.44
Mortgage-backed securities held for trading           112,665          974        3.46           93,042        1,261        5.42
Mortgage-backed securities available for sale       1,961,327       26,819        5.47        1,494,962       23,155        6.20
Mortgage-backed securities held to maturity            45,129          854        5.80           51,369          761        5.93
Loans receivable, net (2)                           3,106,837       51,955        6.69        2,075,727       38,503        7.42
FHLB of New York Stock                                 92,117        1,062        4.61           67,377          731        4.34
                                                   ----------      -------      ------       ----------      -------      ------

Total interest-earning assets                       6,014,917      $88,256        5.87%       4,388,450      $72,719        6.63%
                                                   ----------      -------      ------       ----------      -------      ------

Non-interest-earning assets                           568,773                                   359,461
                                                   ----------      -------      ------       ----------      -------      ------

Total assets                                       $6,583,690                                $4,747,911
                                                   ==========      =======      ======       ==========      =======      ======

Interest-Bearing Liabilities:

Deposits                                           $2,844,890      $21,693        3.05%      $2,062,033      $20,826        4.04%
Securities sold under agreements to
   repurchase (3)                                   1,720,267       12,771        2.97        1,309,024       12,343        3.77
Notes payable                                         230,702        1,870        3.24          242,450        1,772        2.92
Other borrowings(4)                                   987,288        9,701        3.93          494,135        5,773        4.67
                                                   ----------      -------      ------       ----------      -------      ------

Total interest-bearing liabilities                  5,783,147      $46,035        3.18%       4,107,642      $40,714        3.96%
                                                   ----------      -------      ------       ----------      -------      ------

Non-interest-bearing liabilities                      128,688                                   143,518
                                                   ----------                                ----------

Total liabilities                                   5,911,835                                 4,251,160
                                                   ----------                                ----------

Stockholders' equity                                  671,855                                   496,751
                                                   ----------                                ----------

Total liabilities and stockholders' equity         $6,583,690                                $4,747,911
                                                   ==========      =======      ======       ==========      =======      ======

Net interest income; interest rate spread(5)                       $42,221        2.69%                      $32,005        2.67%
                                                                   =======      ======                       =======      ======

Net interest margin                                                               2.81%                                     2.92%
                                                                                ======                                    ======

Average interest-earning assets to average
   interest-bearing liabilities                                                 104.01%                                   106.84%
                                                                                ======                                    ======

                                                          (footnotes on page 25)

---------------

(1) Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and other short term investments.

(2)      Includes mortgage loans held for sale and non-accrual loans.

(3)      Includes federal funds purchased, if any

(4) Comprised of long-term debt, advances from the FHLB and other borrowings.

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

                                                         At or for the three month
                                                           period ended March 31,
                                                       -------------------------------
                                                           2003               2002
                                                       ------------        -----------
                                                           (Dollars in thousands)
Composition of Servicing Portfolio at period end:
   GNMA                                                $  2,559,133        $ 2,873,566
   FNMA/FHLMC                                             5,425,414          2,562,129
   Other mortgage loans(3)                                2,892,433          1,875,371
                                                       ------------        -----------
Total servicing portfolio(3)                           $ 10,876,980        $ 7,311,066
                                                       ============        ===========

Activity in the Servicing Portfolio:
  Beginning servicing portfolio                        $ 10,991,945        $ 7,224,571
  Add: Loan originations and purchases                      676,109            457,818
         Servicing of portfolio loans acquired              165,851              1,798
  Less: Sale of servicing rights(1)                         (71,531)           (55,423)
         Run-offs(2)                                       (885,394)          (317,698)
                                                       ------------        -----------
  Ending servicing portfolio(3)                        $ 10,876,980        $ 7,311,066
                                                       ============        ===========
  Number of loans serviced                                  155,824            113,456
  Average loan size                                    $         70        $        64
  Average servicing fee rate                                   0.48%              0.52%

---------------

(1)      Corresponds to loans sold, servicing released, by Continental Capital.

(2) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3) At the dates shown, included $1.3 billion and $942.6 million serviced for Premier Bank, respectively, which constituted 12.4% and 12.9% of the total servicing portfolio, respectively. At March 31, 2003, the servicing portfolio also includes $86.5 million serviced for Crown Bank, which constituted 0.79% of the total servicing portfolio at such date.

---------------

         Substantially all of the mortgage loans in R&G Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2003, approximately 32% of the Company's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

         The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial's servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company's servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial's servicing portfolio. During the quarter ended March 31, 2003 and 2002, the Company recognized $6,708,000 and $1,973,000, respectively, of unscheduled amortization on mortgage servicing rights.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY - Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required in order to be in a position to fund loan purchases and originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and Atlanta (the "FHLB") and other short and long-term borrowings.

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2003, the Company had $91.5 million in borrowing capacity under unused warehousing and other lines of credit, $880.2 million in borrowings capacity under unused lines of credit with the FHLB and $25 million under unused fed funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

         At March 31, 2003, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $531.4 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $865.2 million at March 31, 2003, and borrowings that are scheduled to mature within the same period amounted to $1.7 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

         The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2003, Premier Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.61%, 11.90% and 12.89%, respectively. At March 31, 2003 Crown Bank also met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.23%, 12.26% and 13.30%, respectively.

         In addition, the Federal Reserve Board has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by FDIC regarding state-chartered banks, as described above. R&G Financial is currently in compliance with such regulatory capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk based capital ratios of 9.60%, 17.37% and 18.29%, respectively, as of March 31, 2003.

         Effective December 31, 2002, the federal banking regulatory agencies imposed a new dollar for dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on Tier 1 capital that may consist of credit enhancing IO's. The capital ratios set forth above include the impact of this new capital rule.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risks at December 31, 2002 are presented in Item 7A of the Company's Annual report on Form 10-K. Information at March 31, 2003 is presented on page 21 of this Report. Management believes there have been no material changes in the Company's market risk since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

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

ITEM 4: Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5: Other Information

         Not applicable.

ITEM 6: Exhibits and Reports on Form 8-K.

(a)      Item 601 Exhibits.

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

10.4     Data Processing Computer Service Agreement between R&G Mortgage and R-G
         Premier Bank of Puerto Rico dated December 1, 1994 (4)

10.5     Securitization Agreement by and between R&G Mortgage and R-G Premier
         Bank of Puerto Rico, dated as of July 1, 1995 (4)

10.6     R&G Financial Corporation Stock Option Plan (4)(*)

10.7     Guarantee Agreement between R&G Financial Corporation, R&G Acquisition
         Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act

---------------

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

(b)      Reports on Form 8-K.

         The Registrant filed the following Reports on Form 8-K during the quarter ended March 31, 2003:

(1) Form 8-K filed on January 22, 2003 with an attached press release announcing the Registrant's earnings for the fourth quarter and year ended December 31, 2002.

(2) Form 8-K filed on March 31, 2003 in conjunction with the filing of the Registrant's Form 10-K for the year ended December 31, 2002, containing the certification required pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       R&G FINANCIAL CORPORATION



Date: May 15, 2003                     By: /S/ VICTOR J. GALAN
                                          --------------------------------------
                                          Victor J. Galan, Chairman
                                          and Chief Executive Officer
                                          (Principal Executive Officer)



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

I, Victor J. Galan, certify that:

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

                  (b) Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                       /s/ Victor J. Galan
                                       -----------------------------------------
                                       Victor J. Galan
                                       Chairman of the Board and Chief
                                       Executive Officer

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

                  (b) Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                       /s/ Joseph R. Sandoval
                                       -----------------------------------------
                                       Joseph R. Sandoval
                                       Executive Vice President and Chief
                                       Financial Officer