Form 10-Q
period 2003-06-30
R&G FINANCIAL CORP
filed 2003-08-14
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

◆	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

◇	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217

(State of incorporation or organization)	(I.R.S. Employer Identification No. )

280 Jesús T. Piñero Avenue Hato Rey, San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip Code)

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

YES   ☒          NO   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☒Yes          ☐ No

Number of shares of Class B Common Stock outstanding as of June 30, 2003: 19,670,564 (Does not include 14,373,056 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

R&G FINANCIAL CORPORATION

INDEX

Part I — Financial Information

PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and due from banks	$144,380	$128,085
Money market investments:
Securities purchased under agreements to resell	34,726	—
Time deposits with other banks	21,777	65,401
Federal funds sold	15,000	—
Short-term investments	—	4,157
Mortgage loans held for sale, at lower of cost or market	248,345	258,738
Mortgage-backed and investment securities held for trading, at fair value	41,200	48,651
Trading securities pledged on repurchase agreements, at fair value	—	26,106
Mortgage-backed and investment securities available for sale, at fair value	2,280,597	1,819,257
Available for sale securities pledged on repurchase agreements, at fair value	745,975	737,656
Mortgage-backed and investment securities held to maturity, at amortized cost (estimated market value: 2003 - $6,567; 2002 - $30,885)	6,365	30,661
Held to maturity securities pledged on repurchase agreements, at amortized cost (estimated market value: 2003 - $65,262; 2002 - $45,926)	62,754	44,930
Loans receivable, net	3,286,745	2,759,689
Accounts receivable, including advances to investors, net	35,594	32,100
Accrued interest receivable	41,112	40,401
Servicing asset	127,146	142,334
Premises and equipment	40,645	38,665
Other assets	123,771	100,415

	$7,256,132	$6,277,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$3,240,607	$2,802,324
Federal funds purchased	5,000	—
Securities sold under agreements to repurchase	1,845,488	1,489,758
Notes payable	206,009	194,607
Advances from FHLB	1,016,725	940,725
Other borrowings	42,813	45,066
Accounts payable and accrued liabilities	184,916	134,427
Other liabilities	13,842	8,121

	6,555,400	5,615,028

Stockholders’equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized:
Non-cumulative perpetual Monthly Income Preferred Stock, $25 liquidation value:
7.40% Series A, 2,000,000 shares authorized, issued and outstanding	50,000	50,000
7.75% Series B, 1,000,000 shares authorized, issued and outstanding	25,000	25,000
7.60% Series C, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
7.25% Series D, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
Common stock:
Class A — $.01 par value, 40,000,000 shares authorized, 14,373,056 issued and outstanding (2002 - 14,553,056)	144	145
Class B — $.01 par value, 60,000,000 shares authorized, 19,670,564 issued and outstanding (2002-19,440,206)	197	194
Additional paid-in capital	115,167	114,951
Retained earnings	340,280	294,592
Capital reserves of the Bank	17,419	17,419
Accumulated other comprehensive income	14,525	21,917

	700,732	662,218

	$7,256,132	$6,277,246

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three month		Six month
	period ended		period ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
	(Dollars in thousands except for per share data)
Interest income:
Loans	$55,007	$38,980	$106,962	$77,483
Money market and other investments	7,972	9,594	16,590	18,633
Mortgage-backed securities	29,579	29,041	57,262	54,218

Total interest income	92,558	77,615	180,814	150,334

Interest expense:
Deposits	22,968	20,764	44,661	41,590
Securities sold under agreements to repurchase	12,814	12,713	25,585	25,056
Notes payable	2,139	1,585	4,009	3,357
Other	10,068	6,504	19,769	12,277

Total interest expense	47,989	41,566	94,024	82,280

Net interest income	44,569	36,049	86,790	68,054
Provision for loan losses	(4,444)	(4,550)	(8,664)	(9,550)

Net interest income after provision for loan losses	40,125	31,499	78,126	58,504

Other income:
Net gain on origination and sale of loans	44,883	15,751	77,900	33,461
Loan administration and servicing fees	13,104	10,320	26,305	19,624
Service charges, fees and other	7,226	4,060	12,947	7,932

	65,213	30,131	117,152	61,017

Total revenues	105,338	61,630	195,278	119,521

Operating expenses:
Employee compensation and benefits	14,506	9,544	29,653	19,552
Office occupancy and equipment	6,074	4,706	11,776	8,968
Other administrative and general	42,706	18,043	73,249	33,969

	63,286	32,293	114,678	62,489

Income before income taxes	42,052	29,337	80,600	57,032

Income tax expense (benefit):
Current	6,866	7,199	12,806	12,695
Deferred	3,736	(481)	7,203	185

	10,602	6,718	20,009	12,880

Net income	$31,450	$22,619	$60,591	$44,152

Earnings per common share — Basic	$0.81	$0.60	$1.55	$1.19

- Diluted	$0.80	$0.59	$1.54	$1.17

Weighted average number of shares outstanding — Basic	34,043,100	31,306,700	34,032,966	31,301,387
- Diluted	34,181,137	31,654,798	34,180,949	31,654,636

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three month		Six month
	period ended		period ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net income	$31,450	$22,619	$60,591	$44,152

Other comprehensive income, before tax:
Unrealized gains (losses):
Cash flow hedges	(1,979)	(3,201)	(1,639)	(1,205)

Investment securities:
Arising during period	(4,933)	36,697	(9,661)	22,614
Less: Reclassification adjustments for gains included in net income	(714)	(146)	(820)	(221)

	(5,647)	36,551	(10,481)	22,393

	(7,626)	33,350	(12,120)	21,188

Income tax (expense) benefit related to items of other comprehensive income	2,971	(12,993)	4,728	(8,250)

Other comprehensive income (loss), net of tax	(4,655)	20,357	(7,392)	12,938

Comprehensive income, net of tax	$26,795	$42,976	$53,199	$57,090

The accompanying notes are an integral part of these statements.

     R&G FINANCIAL CORPORATION

     CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six month period ended June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:	(Dollars in thousands)
Net income	$60,591	$44,152

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,455	3,205
Amortization of premium on investments and mortgage-backed securities, net	5,766	1,624
Amortization of servicing rights	24,069	10,921
Provision for(reversal of) impairment reserves on servicing rights	14,712	(459)
Provision for loan losses	8,664	9,550
Gain on sales of mortgage-backed and investment securities available for sale	(820)	(221)
Unrealized loss (gain) on trading securities and derivative instruments, net	1,284	(241)
Increase in mortgage loans held for sale	(7,212)	(26,296)
Net decrease in securities held for trading	32,425	7,604
Increase in receivables	(4,205)	(12,139)
Increase in other assets	(23,340)	(681)
Increase (decrease) increase in notes payable and other borrowings	9,149	(13,858)
Increase in accounts payable and accrued liabilities	53,764	8,325
Increase in other liabilities	5,721	1,054

Total adjustments	124,432	(11,612)

Net cash provided by operating activities	185,023	32,540

Cash flows from investing activities:
Purchases of investment securities	(1,431,196)	(663,165)
Proceeds from sales of securities available for sale	109,908	386,537
Principal repayments on mortgage-backed securities and redemption of securities available for sale	877,984	308,093
Net assets acquired, net of cash received	—	(63,679)
Proceeds from sales of loans	52,312	—
Net originations of loans	(588,032)	(523,772)
Purchases of FHLB stock, net	(18,604)	(20,887)
Acquisition of premises and equipment	(5,890)	(4,244)
Acquisition of servicing rights	(23,593)	(19,036)

Net cash used in investing activities	(1,027,111)	(600,153)

Cash flows from financing activities:
Increase in deposits, net	438,283	5,359
Increase in federal funds purchased	5,000	10,000
Increase in securities sold under agreements to repurchase, net	355,730	185,352
Advances from FHLB, net	76,000	254,500
Net proceeds from issuance of preferred stock	—	90,799
Proceeds from issuance of common stock	218	519
Cash dividends:
Common stock	(6,961)	(4,944)
Preferred stock	(7,942)	(7,013)

Net cash provided by financing activities	860,328	534,572

Net increase (decrease) in cash and cash equivalents	18,240	(33,041)
Cash and cash equivalents at beginning of period	197,643	157,724

Cash and cash equivalents at end of period	$215,883	$124,683

Cash and cash equivalents include:
Cash and due from banks	$144,380	$90,680
Federal funds sold	15,000	—
Securities purchased under agreements to resell	34,726	—
Time deposits with other banks	21,777	34,003

	$215,883	$124,683

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — REPORTING ENTITY AND BASIS OF PRESENTATION

Reporting entity

     The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the “Company”), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank of Puerto Rico (the “Premier Bank”), a Puerto Rico commercial bank, R-G Crown Bank (formerly Crown Bank, F.S.B.) (“Crown Bank”), a Florida-based federal savings bank, R&G Mortgage Corp. (“R&G Mortgage”), Puerto Rico’s second largest mortgage banker, R-G Investments Corporation, a Puerto Rico licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 31st year of operations, operates as a financial holding company, pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999, and is primarily engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

     Premier Bank and Crown Bank provide a full range of banking services, including residential, commercial and personal loans and a variety of deposit products. Premier Bank operates through thirty-one branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. Crown Bank operates in the Orlando and Tampa/St. Petersburg metropolitan areas through fifteen full service branches and six commercial lending offices. Premier Bank also provides private banking and trust and other financial services to its customers. Premier Bank and Crown Bank are subject to the regulations of certain federal and local agencies, and undergo periodic examinations by those regulatory agencies.

     Crown Bank is also engaged in the origination of FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through its wholly-owned subsidiary, Continental Capital Corporation (“Continental Capital”).

     R&G Mortgage is engaged primarily in the business of originating FHA-insured, VA- guaranteed, and privately insured first and second mortgage loans on residential real estate (1 to 4 families). R&G Mortgage pools FHA and VA loans into GNMA mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing on the loans. R&G Mortgage is also a FNMA and FHLMC Seller-Servicer of conventional loans.

     R&G Mortgage also originates FHA insured, VA guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families), through its wholly-owned subsidiary, Mortgage Store of Puerto Rico, Inc.

Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial condition as of June 30, 2003 and the results of operations and changes in its cash flows for the three and six months ended June 30, 2003 and 2002.

     The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, 107 and rescission of FASB Interpretation No. 34)” (“FIN No. 45”). FIN No. 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires a guarantor of certain guarantees to recognize at its inception a liability for the fair value of the obligation undertaken when issuing the guarantee, and also expands the related disclosures. The provisions of initial recognition are effective for guarantees issued and modified after December 31, 2002. The adoption of FIN No. 45 on January 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

     On April 30, 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 or Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect in the consolidated financial condition or results of operations of the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FAS 150 represents phase 1 of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments (the “liabilities and equity project”). SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and specifies that such instruments embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. It is expected that phase 2 of the project, set to begin in July, will address (1) separating compound financial instruments (including convertible debt and conditionally redeemable stock) that have characteristics of liabilities and equity into their liability and equity components, (2) the definition of an ownership relationship, and (3) the definition of liabilities in FASB Concepts Statement No. 6 (CON 6), “Elements of Financial Statements.”

     Under the provisions of this Statement, SFAS No. 150 is effective July 1, 2003 for the Company. Among the instruments specified by SFAS No. 150, mandatorily redeemable financial instruments must be classified as liabilities. The Company has $35 million of such instruments already classified as other borrowings in its consolidated statements of financial condition as of June 30, 2003 and accordingly, this Statement will have no effect on the Company’s consolidated financial statements.

NOTE 2 — EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. The weighted average of outstanding stock options granted in connection with the Company’s Stock Option Plan (138,037 and 348,098 during the three months ended June 30, 2003 and 2002, respectively, and 147,983 and 353,249 during the six month periods ended June 30, 2003 and 2002, respectively), are included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

     Dividends per share on common stock declared and paid by the Company were as follows:

Three month		Six month
period ended		period ended
June 30,		June 30,

2003	2002	2003	2002

$0.1060	$0.08125	$0.2040	$0.1575

NOTE 3 — INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held for trading:
GNMA certificates	$—	$9,741
FHLMC certificates	40,375	65,016

	40,375	74,757

Investment securities held for trading:
US government securities mutual fund	800	—
Other	25	—

	825	—

	$41,200	$74,757

	June 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

	(Unaudited)
Mortgage-backed securities available for sale:
	(Dollars in thousands)
Collaterized mortgage obligations (CMO):
Due within one year	$—	$—	$113	$113
Due from one to five years	8,898	9,059	17,178	17,288
Due from five to ten years	13,104	13,271	31,571	32,219
Due over ten years	833,849	838,825	404,981	409,830

	855,851	861,155	453,843	459,450

CMO residuals (interest only), and interest only strips (IO’s)	69,333	71,229	30,964	32,759

FNMA certificates:
Due from one to five years	71	73	—	—
Due from five to ten years	13,490	13,467	370	390
Due over ten years	330,672	340,220	258,805	269,367

	344,233	353,760	259,175	269,757

FHLMC certificates:
Due within one year	3	3	2	2
Due from one to five years	8	7	20	21
Due from five to ten years	7,113	7,149	889	935
Due over ten years	559,684	568,521	738,041	756,228

	566,808	575,680	738,952	757,186

GNMA certificates:
Due from one to five years	25	25	—	—
Due from five to ten years	14,414	14,963	16,515	16,759
Due over ten years	381,511	387,588	440,767	446,339

	395,950	402,576	457,282	463,098

	2,232,175	2,264,400	1,940,216	1,982,250

Investment securities available for sale:
Mortgage securities portfolio mutual fund	—	—	3,266	2,964

U.S. Government and Agencies securities:
Due within one year	57,627	58,649	—	—
Due from one to five years	401,159	404,023	263,632	267,896
Due from five to ten years	114,120	117,653	137,756	143,695

	572,906	580,325	401,388	411,591

Corporate debt obligations:
Due within one year	14,961	15,375	3,205	3,367
Due from one to five years	38,618	41,937	52,779	55,283
Due from five to ten years	—	—	2,979	2,385
Due over ten years	9,232	9,155	9,805	9,808

	62,811	66,467	68,768	70,843

US Municipal debt obligations- Due over ten years	12,215	12,439	4,884	4,879

FHLB Stock	102,941	102,941	84,337	84,337

Other	—	—	49	49

	750,873	762,172	562,692	574,663

	$2,983,048	$3,026,572	$2,502,908	$2,556,913

	June 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held to maturity:
GNMA certificates:
Due from five to ten years	$4,778	$4,891	$5,457	$5,513
Due over ten years	29,301	30,119	33,521	34,091

	34,079	35,010	38,978	39,604

FNMA certificates:
Due over ten years	5,364	5,607	6,328	6,698

FHLMC certificates:
Due over ten years	91	90	102	102

	39,534	40,707	45,408	46,404

Investment securities held to maturity:
United States Government and Agencies obligations:
Due within one year	3,081	3,081	997	997
Due from one to five years	—	—	1,500	1,500

	3,081	3,081	2,497	2,497

Puerto Rico Government and Agencies obligations:
Due within one year	248	259	—	—
Due from one to five years	25,156	26,622	26,586	26,804
Due from five to ten years	1,000	1,060	1,000	1,005

	26,404	27,941	27,586	27,809

Other – Due from one to five years	100	100	100	100

	29,585	31,122	30,183	30,406

	$69,119	$71,829	$75,591	$76,810

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at June 30, 2003 the Company had investment securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

Carrying Amount

(Unaudited)
(Dollars in thousands)
Mortgage-backed securities held for trading, at fair value	$7,708
Mortgage-backed and investment securities available for sale, at fair value	1,103,582
Mortgage-backed securities held to maturity, at amortized cost	326

$1,111,616

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans consist of the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Real estate loans:
Residential — first mortgage	$1,863,215	$1,473,051
Residential — second mortgage	35,576	40,429
Land	42,527	27,521
Construction	489,519	355,367
Commercial	724,590	633,233

	3,155,427	2,529,601
Undisbursed portion of loans in process	(184,979)	(90,432)
Net deferred loan costs (fees)	470	(45)

	2,970,918	2,439,124

Other loans:
Commercial	153,562	152,743
Consumer:
Secured by deposits	24,184	28,070
Secured by real estate	59,683	68,156
Other	113,174	104,715
Unearned interest	(461)	(444)

	350,142	353,240

Total loans	3,321,060	2,792,364
Allowance for loan losses	(34,315)	(32,675)

	$3,286,745	$2,759,689

The changes in the allowance for loan losses follow:

	Six months ended
	June 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Balance, beginning of period	$32,675	$17,428
Provision for loan losses	8,664	9,550
Acquired reserves	—	7,463
Loans charged-off	(7,787)	(7,004)
Recoveries	763	456

Balance, end of period	$34,315	$27,893

     The following table sets forth the amounts and categories of R&G Financial’s non-performing assets at the dates indicated.

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Non-accruing loans:
Residential real estate (1)	$59,327	$43,281
Residential construction	1,417	1,512
Commercial real estate	23,286	29,375
Commercial business	2,139	2,197
Consumer unsecured	690	802

Total	86,859	77,167

Accruing loans greater than 90 days delinquent:
Residential real estate (1)	37	104
Residential construction	—	—
Commercial real estate	—	—
Commercial business	317	261
Consumer	357	667

Total accruing loans greater than 90 days delinquent	711	1,032

Total non-performing loans	87,570	78,199

Real estate owned (2)	20,397	15,544
Other repossessed assets	260	292

	20,657	15,836

Total non-performing assets	$108,227	$94,035

Total non-performing loans as a percentage of total loans	2.50%	2.71%

Total non-performing assets as a percentage of total assets	1.49%	1.50%

Allowance for loan losses as a percentage of total non-performing loans	39.19%	41.79%

Allowance for loan losses as a percentage of total loans outstanding	0.98%	1.13%

Net charge-offs to average loans outstanding	0.43%	0.41%

(1)	R&G Financial’s historical charge-offs with respect to residential real estate loans has been low. As a result, R&G Financial’s aggregate charge-offs as a percentage of total average loans outstanding amounted to 0.43% during the six months ended June 30, 2003 and 0.41% during the year ended December 31, 2002.

(2)	Consist primarily of residential real estate foreclosed by the Company.

NOTE 5 — MORTGAGE LOAN SERVICING

The changes in the servicing asset of the Company follows:

	For the six month period ended June 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$142,334	$105,146
Rights originated	14,083	12,909
Rights purchased	9,510	43,042
Scheduled amortization	(11,245)	(7,508)
Unscheduled amortization	(12,824)	(3,413)
(Provision) reversal of impairment reserves	(14,712)	459
Other adjustments	—	(4,436)

Balance at end of period	$127,146	$146,199

     The portion of the Company’s mortgage loans servicing portfolio consisting of the servicing asset that was originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company’s consolidated financial statements, and is not subject to amortization or impairment.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Passbook savings	$345,978	$329,489

NOW accounts	110,779	100,031
Super NOW accounts	372,828	335,015
Regular checking accounts (non-interest bearing)	124,463	107,586
Commercial checking accounts (non-interest bearing)	313,933	282,769

	922,003	825,401

Certificates of deposit:
Under $100,000	659,481	652,065
$100,000 and over	1,307,785	991,504

	1,967,266	1,643,569

Accrued interest payable	5,360	3,865

	$3,240,607	$2,802,324

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Commitments to buy and sell GNMA certificates

     As of June 30, 2003, the Company had open commitments to issue GNMA certificates of approximately $82.4 million.

Commitments to sell mortgage loans

     As of June 30, 2003 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $428.4 million at prevailing prices at the time of delivery.

Lease commitments

     The Company is obligated under several noncancelable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

Other

     At June 30, 2003, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $952.9 million at June 30, 2003. At June 30, 2003, the Company has an allowance for recourse provisions of $3.8 million. Historical losses on recourse obligations have not been significant.

     In April 2002, R&G Acquisition Holdings Corporation (a wholly-owned subsidiary of R&G Financial) (“RAC”), a Florida corporation and the holding company of Crown Bank, formed R&G Capital Trust I (“R&G Capital Trust”), a Delaware statutory business trust. R&G Capital Trust issued $25.0 million of trust preferred securities in a private placement. The Company has guaranteed certain obligations of RAC to R&G Capital Trust.

     During the second quarter of 2003, the US Internal Revenue Service (“IRS”) began an income tax examination of Crown Group, Inc.’s (“Crown Group”) income tax returns for the year 2001. Crown Group was the predecessor thrift holding company of Crown Bank prior to the acquisition of Crown Bank in June 2002 by the Company. Management believes that this examination should not result in any significant adverse effect on the Company’s financial condition or results of operations.

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

	Three month period ended		Six month period ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Employee costs	$23,202	$16,173	$46,304	$32,416

Other administrative and general expenses	$43,513	$19,277	$76,220	$36,447

Note 9 – INDUSTRY SEGMENTS

The following summarized information presents the results of the Company’s operations for its traditional banking and mortgage banking activities:

				(Dollars in thousands)
	Three month period ended June 30,

	2003				2002

	(Unaudited)

		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other(1)	Totals	Banking	Banking	Other(1)	Totals

Revenues	$46,364	$55,696	$3,929	$105,989	$31,309	$28,838	$2,202	$62,349
Non-interest expenses	25,170	37,745	1,156	64,071	15,786	16,660	757	33,203
Income before income taxes	$21,194	$17,951	$2,773	$41,918	$15,523	$12,178	$1,445	$29,146

	Six month period ended June 30,

	2003				2002

	(Unaudited)

		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other(1)	Totals	Banking	Banking	Other(1)	Totals

Revenues	$87,789	$101,359	$7,198	$196,346	$63,818	$53,334	$3,821	$120,973
Non-interest expenses	48,545	65,352	2,354	116,251	30,454	32,663	1,482	64,599
Income before income taxes	$39,244	$36,007	$4,844	$80,095	$33,364	$20,671	$2,339	$56,374

(1)	Comprised of broker-dealer and insurance agency operations.

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company’s consolidated amounts (unaudited):

	Three month period ended		Six month period ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$105,989	$62,349	$196,346	$120,973
Elimination of intersegment revenues	(1,079)	(1,361)	(1,983)	(2,701)
Corporate revenues	428	642	915	1,249

Total consolidated revenues	$105,338	$61,630	$195,278	$119,521

Income before income taxes:
Total income before income taxes for reportable segments	$41,918	$29,146	$80,095	$56,374
Elimination of intersegment profits	21	(200)	123	(217)
Unallocated corporate income	113	391	382	875

Income before income taxes, consolidated	$42,052	$29,337	$80,600	$57,032

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company’s consolidated total assets as of June 30, 2003 and December 31, 2002 follows:

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Assets:
Banking	$6,411,593	$5,453,321
Mortgage Banking	897,883	908,660
Other	131,948	111,005

Total assets for reportable segments	7,441,424	6,472,986
Parent company assets	53,200	62,971
Elimination of intersegment balances	(238,492)	(258,711)

Consolidated total assets	$7,256,132	$6,277,246

Item 2: Management’s Discussion and Analysis

Cautionary Statement Regarding Forward-Looking Statements

     A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements. These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within our markets;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in Puerto Rico and Florida and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes in asset quality and the resulting credit risk-related losses and expenses;

•	our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	regulatory or judicial proceedings.

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

General

     R&G Financial Corporation (the “Company”) is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities and insurance brokerage activities. The Company, currently in its 31st year of operations, operates 31 bank branches mainly located in the northeastern section of Puerto Rico, 15 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 6 mortgage and 6 commercial lending offices in the continental United States, and 43 mortgage offices in Puerto Rico, including 24 facilities located within Premier Bank’s branches.

     The Company is engaged in providing a full range of banking services through R-G Premier Bank of Puerto Rico (“Premier Bank”), a Puerto Rico commercial bank, and R-G Crown Bank (formerly Crown Bank, F.S.B.) (“Crown Bank”), its Florida-based federal savings bank acquired in June 2002. Banking activities include commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a variety of deposit products and, to a lesser extent, trust and investment services through private banking.

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

     The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial’s mortgage servicing portfolio increased to approximately $11.3 billion as of June 30, 2003, from $10.9 billion as of the same date a year ago, an increase of 4.3%. R&G Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

     As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At June 30, 2003, the Company held securities available for sale with a fair market value of $3.0 billion, which included $2.3 billion of mortgage-backed securities, of which $379.7 million consisted primarily of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. R&G Financial’s lower effective tax rates compared to the maximum statutory rates reflect the exemption under Puerto Rico law of the net interest income derived from such securities. In addition, the Company invests in certain U.S. agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation. Finally, R&G Financial’s international banking entities may invest in various U.S. securities, the income on which is exempt from Puerto Rico income taxation and is also not subject to federal income taxation.

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

Financial Condition

     At June 30, 2003, total assets amounted to $7.3 billion, as compared to $6.3 billion at December 31, 2002. The $978.9 million or 15.6% increase in total assets since the beginning of the year was primarily the result of a $469.7 million or 18.4% increase in mortgage-backed and investment securities available for sale, and a $527.1 million or 19.1% increase in loans receivable, net, due to record loan production during the six month period ended June 30, 2003 of $2.1 billion, a 61.2% increase versus the corresponding period in 2002.

     At June 30, 2003, R&G Financial had $3.1 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $2.7 billion at December 31, 2002. R&G Financial utilized repurchase agreements and deposits to fund its growth during the period; total deposits grew $15.6% from $2.8 billion at December 31, 2002 to $3.2 billion at June 30, 2003, whereas repurchase agreements increased by $355.7 million or 23.9%.

     At June 30, 2003, R&G Financial’s allowance for loan losses totaled $34.3 million, which represented a $1.6 million or 5.0% increase from the level maintained at December 31, 2002. At June 30, 2003, R&G Financial’s allowance represented approximately 0.98% of the total loan portfolio and 39.19% of total non-performing loans. However, excluding R&G Financial’s residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.14% and 121.5%, respectively, at June 30, 2003.

     Non-performing loans amounted to $87.6 million at June 30, 2003, an increase of $9.4 million when compared to $78.2 million at December 31, 2002. The increase is primarily related to a $16.0 million increase in delinquent residential real estate loans over 90 days past due. At June 30, 2003, $59.3 million or 67.7% of non-performing loans consisted of residential mortgage loans in which R&G Financial has historically experienced a low level of loan charge-offs. As a result, R&G Financial’s aggregate charge-offs as a percentage of total average loans outstanding amounted to 0.43% during the six months ended June 30, 2003 and 0.41% during the year ended December 31, 2002. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and the resulting loan charge-offs have historically been lower than in the United States.

     Real estate owned properties of the Company also increased 31.2% from $15.5 million at December 31, 2002 to $20.4 million at June 30, 2003. The increase is mostly related to residential real estate loans foreclosed by the Company, net of resales, during the period.

     Stockholders’ equity increased from $662.2 million at December 31, 2002 to $700.7 million at June 30, 2003. The $38.5 million or 5.8% increase was due primarily to the net income recognized during the period, net of dividends paid.

Results of Operations

     During the three and six months ended June 30, 2003, R&G Financial reported net income of $31.5 million and $60.6 million, or $0.80 and $1.54 of earnings per diluted share, respectively, compared to net income of $22.6 million and $44.2 million or $0.59 and $1.17 of earnings per diluted share for the comparative periods in 2002. Such results reflect an increase in earnings per share of 35.6% and 31.6% for the three and six months periods ending June 30, 2003 over the comparable periods in 2002.

     Net interest income increased by $18.7 million or 27.5% during the six month period ended June 30, 2003 to $86.8 million, primarily due to a $1.7 billion increase in the average balance of interest-earning assets, partially offset by a 20 basis point decrease in the net interest margin from 2.96% to 2.76%. Contributing to the increase in average earning assets were the assets of Crown Bank, the Company’s Florida-based banking subsidiary acquired in June 2002.

     The provision for loan losses amounted to $8.7 million during the six months ended June 30, 2003, a 10.2% decrease over the prior comparable period, reflecting the fact that approximately 67.7% of total non-performing loans as of June 30, 2003 consist of residential mortgage loans, in which the Company’s historical charge-off experience has been very low.

     R&G Financial also experienced an increase in non-interest income during the six months ended June 30, 2003 over the comparable period. Net gain on sale of loans increased by $44.4 million or 132.8% over the prior comparable period, as a result of record loan production and sales. Total loan production during the six months ended June 30, 2003 amounted to $2.1 billion compared to $1.3 billion during the prior comparable period. Loan administration and servicing fees also increased by $6.7 million or 34.0% over the comparable periods, due to the growth in the loan servicing portfolio from $10.9 billion at June 30, 2002 to $11.3 billion at June 30, 2003, or an increase of $466.0 million. Contributing to the increase in loan administration and servicing fees was the $2.6 billion servicing portfolio acquired by the Company in connection with the acquisition of Crown Bank. Other fee income also increased by $5.0 million or 63.2%. Such increase reflects the added contributions made by the Company’s insurance agency and broker-dealer subsidiaries, as well as the fee income generated through the operations of Crown Bank.

     Net interest income increased by $8.5 million or 23.6% to $44.6 million during the quarter ended June 30, 2003, due to an increase in the average balance of interest-earning assets, partially offset by a 28 basis points decrease in the net interest margin from 3.00% to 2.72%. Net gain on sale of loans increased 185.0% to $44.9 million during the three month ended June 30, 2003, together with a $2.8 million or 27.0% increase in loan administration and servicing fees and a $3.1 million or 78.0% increase in other fee income.

     Total expenses increased by $52.2 million or 83.5% during the six months ended June 30, 2003 over the comparable 2002 period, partially due to a $10.1 million or 51.7% increase in employee compensation and benefits associated with general growth in Company operations, including expenses associated with the operations of Crown Bank. The increase in total expenses was also due to a $39.3 million or 115.6% increase in other administrative and general expenses, which includes a $24.6 million increase in expenses associated with impairment charges (including unscheduled amortization) of the Company’s servicing asset, as well as increased expenses related to the operations of Crown Bank.

     Total expenses increased by $31.0 million or 96.0% during the three month period ended June 30, 2003 over the prior comparable period, due to a $24.7 million or 136.7% increase in other general and administrative expenses, which includes a $15.3 million increase in expenses associated with impairment charges of the Company’s servicing asset, a $5.0 million or 52.0% increase in employee compensation and benefits, and a $1.4 million or 29.1% increase in occupancy expenses.

Interest Rate Risk Management

     The following table summarizes the anticipated maturities or repricing or R&G Financial’s interest-earning assets and interest-bearing liabilities as of June 30, 2003, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company’s mortgage banking business as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

	Within	Four to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over Five
(Dollars in Thousands)	Months	Months	Three Years	to Five Years	Years	Total

Interest-earning assets(1):
Loans receivable	$1,007,781	$388,207	$567,336	$346,508	$1,005,684	$3,315,516
Mortgage loans held for sale	57,492	27,508	64,048	52,216	47,081	248,345
Mortgage-backed securities(2)(3)	172,137	451,061	413,004	257,849	1,052,690	2,346,741
Investment Securities(3)	163,764	298,612	277,318	50,104	351	790,149
Other interest-earning assets(4)	71,203	300	—	—	—	71,503

Total	$1,472,377	$1,165,688	$1,321,706	$706,677	$2,105,806	$6,772,254

Interest bearing liabilities:
Deposits (5)
NOW and Super NOW accounts	$23,856	$66,798	$73,432	$59,480	$253,578	$477,144
Passbook savings accounts	8,649	25,083	62,449	49,959	199,838	345,978
Regular and commercial checking	22,242	62,280	68,464	55,456	236,418	444,860
Certificates of deposit	274,883	595,884	560,202	534,504	1,793	1,967,266
FHLB advances	272,000	78,125	403,100	123,500	140,000	1,016,725
Securities sold under agreements to repurchase (6)	819,780	305,939	461,569	125,000	138,200	1,850,488
Other borrowings(7)	73,210	140,612	—	—	—	213,822

Total	1,494,620	1,274,721	1,629,216	947,899	969,827	6,316,283

Effect of hedging instruments	170,000	—	(65,000)	(25,000)	(80,000)	—

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$147,757	($109,033)	($372,510)	($266,222)	$1,055,979	$455,971

Cummulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$147,757	$38,724	($333,786)	($600,008)	$455,971

Cummulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total assets	2.04%	0.53%	-4.60%	-8.27%	6.28%

(footnotes on following page)

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather that in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(2)	Reflects estimated prepayments in the current interest rate environment.

(3)	Includes securities held for trading, available for sale and held to maturity.

(4)	Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold.

(5)	Does not include non-interest-bearing deposit accounts.

(6)	Includes federal funds purchased, if any.

(7)	Comprised of warehousing lines, notes payable and other borrowings.

     As of June 30, 2003, the Company had a one year positive gap of approximately $38.7 million which constituted 0.53% of total assets at such date, compared to a positive gap of approximately $498.1 million or 7.9% of total assets at December 31, 2002. R&G Financial’s positive gap within one year at June 30, 2003 and December 31, 2002 is due primarily to an increasing amount of adjustable rate loans resulting from greater emphasis in commercial and construction lending as well as to the extension during 2001 and 2002 of the maturity dates of certain borrowings of the Company into longer-term maturities at very attractive rates, taking advantage of consecutive reductions in interest rates during such years. The Company estimates that as of June 30, 2003, close to 45% of all borrowings of the Company had maturity dates longer than one year.

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

	For the three month period ended June 30,

	2003			2002

	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Cash and cash equivalents(1)	$81,530	$318	1.56%	$69,505	$364	2.09%
Investment securities available for sale	597,946	6,782	4.54	561,682	8,167	5.82
Investment securities held to maturity	30,374	369	4.86	24,137	329	5.45
Mortgage-backed securities held for trading	51,002	957	7.51	82,130	1,113	5.42
Mortgage-backed securities available for sale	2,197,388	27,262	4.96	1,739,599	27,199	6.25
Mortgage-backed securities held to maturity	41,627	595	5.72	50,087	729	5.82
Loans receivable, net (2)	3,457,446	55,007	6.36	2,195,686	38,980	7.10
FHLB of New York Stock	101,002	1,268	2.51	76,726	734	3.83

Total interest-earning assets	6,558,315	$92,558	5.65%	4,799,552	$77,615	6.47%

Non-interest-earning assets	514,819			312,196

Total assets	$7,073,134			$5,111,748

Interest-Bearing Liabilities:
Deposits	$3,121,700	$22,968	2.94%	$2,255,429	$20,764	3.68%
Securities sold under agreements to repurchase (3)	1,725,820	12,814	2.97	1,512,876	12,713	3.36
Notes payable	227,664	2,139	3.76	269,235	1,585	2.35
Other borrowings(4)	1,006,407	10,068	4.00	604,288	6,504	4.31

Total interest-bearing liabilities	6,081,591	$47,989	3.16%	4,641,828	$41,566	3.58%

Non-interest-bearing liabilities	300,431			130,047

Total liabilities	6,382,022			4,771,875

Stockholders’ equity	691,112			339,873

Total liabilities and stockholders’ equity	$7,073,134			$5,111,748

Net interest income; interest rate spread (5)		$44,569	2.49%		$36,049	2.89%

Net interest margin			2.72%			3.00%

Average interest-earning assets to average interest-bearing liabilities			107.84%			103.40%

(footnotes on page 27)

	For the six month period ended June 30,

	2003			2002

	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Cash and cash equivalents(1)	$79,750	$583	1.46%	$54,935	$596	2.17%
Investment securities available for sale	593,248	12,910	4.35	551,936	15,921	5.77
Investment securities held to maturity	30,419	768	5.05	23,913	651	5.44
Mortgage-backed securities held for trading	81,494	1,931	4.74	87,556	2,374	5.42
Mortgage-backed securities available for sale	2,080,655	54,081	5.20	1,617,957	50,354	6.22
Mortgage-backed securities held to maturity	43,359	1,249	5.76	50,725	1,490	5.87
Loans receivable, net (2)	3,284,068	106,962	6.51	2,136,038	77,483	7.25
FHLB of New York Stock	96,608	2,330	4.82	72,078	1,465	4.07

Total interest-earning assets	6,289,601	$180,814	5.75%	4,595,138	$150,334	6.54%

Non-interest-earning assets	518,237			367,492

Total assets	$6,807,838			$4,962,630

Interest-Bearing Liabilities:
Deposits	$2,984,816	$44,661	2.99%	$2,159,265	$41,590	3.85%
Securities sold under agreements to repurchase (3)	1,723,074	25,585	2.97	1,411,513	25,056	3.55
Notes payable	229,167	4,009	3.50	263,155	3,357	2.55
Other borrowings(4)	996,952	19,769	3.97	549,516	12,277	4.47

Total interest-bearing liabilities	5,934,009	$94,024	3.17%	4,383,449	$82,280	3.75%

Non-interest-bearing liabilities	192,348			247,559

Total liabilities	6,126,357			4,631,008

Stockholders’ equity	681,481			331,622

Total liabilities and stockholders’ equity	$6,807,838			$4,962,630

Net interest income; interest rate spread (5)		$86,790	2.58%		$68,054	2.79%

Net interest margin			2.76%			2.96%

Average interest-earning assets to average interest-bearing liabilities			105.99%			104.83%

(footnotes on following page)

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and other short term investments.

(2)	Includes mortgage loans held for sale and non-accrual loans.

(3)	Includes federal funds purchased, if any.

(4)	Comprised of long-term debt, advances from the FHLB and other borrowings.

(5)	Interest rate spread represents the difference between R&G Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

Mortgage Loan Servicing

     The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

	At or for the six month period ended
	June 30,

	2003	2002

	(Dollars in thousands)
Composition of Servicing Portfolio at period end:
GNMA	$2,474,267	$2,801,568
FNMA/FHLMC	5,711,663	5,402,976
Other mortgage loans (4)	3,132,576	2,647,992

Total servicing portfolio (4)	$11,318,506	$10,852,536

Activity in the Servicing Portfolio:
Beginning servicing portfolio	$10,991,945	$7,224,571
Add: Loan originations and purchases	1,424,138	970,064
Servicing of portfolio loans acquired(3)	1,006,036	3,507,401
Less: Sale of servicing rights(1)	(129,184)	(105,090)
Run-offs(2)	(1,974,429)	(744,410)

Ending servicing portfolio(4)	$11,318,506	$10,852,536

Number of loans serviced	155,946	161,022
Average loan size	$73	$67
Average servicing fee rate	0.48%	0.52%

(1)	Corresponds to loans sold, servicing released, by Continental Capital.

(2)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3)	Includes $2.6 billion in June 2002 acquired in connection with the acquisition of Crown Bank.

(4)	At the dates shown, included $1.5 billion and $913.7 million, respectively, serviced for Premier Bank, which constituted 13.5% and 8.4% of the total servicing portfolio, and $82.5 million and $134.4 million, respectively, serviced for Crown Bank, which constituted 0.7% and 1.2%, respectively, of the total servicing portfolio at such dates.

     Substantially all of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2003, approximately 66.5% of the Company’s mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

     The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial’s servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company’s servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial’s servicing portfolio. During the six month periods ended June 30, 2003 and 2002, the Company recognized $12.8 million and $3.4 million, respectively, of unscheduled amortization on mortgage servicing rights.

Liquidity and Capital Resources

     Liquidity - Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management’s policy to maintain greater liquidity than required in order to be in a position to fund loan purchases and originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and Atlanta (the “FHLB”) and other short and long-term borrowings.

     The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2003, the Company had $117.8 million in borrowing capacity under unused warehousing and other lines of credit, $934.0 million in borrowings capacity under unused lines of credit with the FHLB and $25 million under unused fed funds lines of credit. The Company has generally not relied upon brokered deposits as a source of liquidity.

     At June 30, 2003, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $713.2 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $852.5 million at June 30, 2003, and borrowings that are scheduled to mature within the same period amounted to $1.7 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     Capital Resources - The FDIC’s capital regulations establish a minimum 3.0 % Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks from 4.0% to 5.0% or more. Under the FDIC’s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2003, Premier Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.64%, 11.87% and 12.84%, respectively. At June 30, 2003 Crown Bank also met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.17%, 8.79% and 9.48%, respectively.

     In addition, the Federal Reserve Board has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by FDIC regarding state-chartered banks, as described above. R&G Financial is currently in compliance with such regulatory capital requirements.

Inflation and Changing Prices

     The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risks at December 31, 2002 are presented in Item 7A of the Company’s Annual report on Form 10-K. Information at June 30, 2003 is presented on page 23 of this Report. Management believes there have been no material changes in the Company’s market risk since December 31, 2002.

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

Item 2: Changes in Securities

Not applicable

Item 3: Defaults Upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders was held on April 25, 2003. The following matters were submitted for a vote:

1.	With respect to the election of four directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2006 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:

Gilberto Rivera-Arreaga	Class A — For	14,553,056	Withheld 0
	Class B — For	9,598,349	Withheld 123,403

Laureano Carús-Abarca	Class A — For	14,553,056	Withheld 0
	Class B — For	9,561,759	Withheld 159,993

Ileana M. Colón-Carlo	Class A — For	14,553,056	Withheld 0
	Class B — For	9,598,349	Withheld 123,403

Roberto Gorbea	Class A — For Class B — For	14,553,056 9,598,349	Withheld 0 Withheld 123,403

The following are the names of each of our other directors whose term of office continued after the Annual Meeting:

Directors Whose Terms Expire in 2005: Víctor J. Galán, Ramón Prats, Enrique Umpierre-Suárez and Eduardo McCormack

Directors Whose Terms Expire in 2004: Ana M. Armendáriz, Víctor L. Galán and Benigno Fernández

2.	With respect to the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003, the following are the number of shares voted:

Class A — For	14,553,056	Against	0	Abstain	0	Broker Non-votes	N/A
Class B — For	9,598,926	Against	122,226	Abstain	600	Broker Non-votes	0

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K.

(a)       Item 601 Exhibits.

No.	Description

2.1	Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996 (1)
2.2.0	Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001 (2)
2.2.1	Amendment No. 2 to Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of February 27, 2002 (3)
3.1.0	Certificate of Incorporation of R&G Financial Corporation (4)
3.1.1	Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation (4)
3.1.2	Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (6)
3.1.4	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (15)
3.1.5	Certificate of Resolution designating the terms of the Series A Preferred Stock (7)
3.1.6	Certificate of Resolution designating the terms of the Series B Preferred Stock (8)
3.1.7	Certificate of Designation for Series C Preferred Stock (12)
3.1.8	Certificate of Designation for Series D Preferred Stock (13)
3.2	Bylaws of R&G Financial Corporation (4)
4.0	Form of Stock Certificate of R&G Financial Corporation (4)
4.1	Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)
4.2	Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)
4.3	Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)
4.4	Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)
10.1	Master Purchase, Servicing and Collection Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994 (4)
10.2	Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on June 27, 1996 (4)
10.3	Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (4)
10.4	Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated December 1, 1994 (4)
10.5	Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995 (4)
10.6	R&G Financial Corporation Stock Option Plan (4)(*)
10.7	Guarantee Agreement between R&G Financial Corporation, R&G Acquisition Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission (“SEC”) on October 1, 1996.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2002.
(4)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on June 18, 1996, as amended.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 1999.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2001.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 1998.
(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 13, 2000.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-60923) filed with the SEC on August 7, 1998.
(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-90463) filed with the SEC on November 5, 1999.
(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-55834) filed with the SEC on February 16, 2001.
(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2001.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2002.
(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2002.
(16)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2002.
(*)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

The Registrant filed the following Reports on Form 8-K during the quarter ended June 30, 2003:

(1)	Form 8-K filed on April 21, 2003 with an attached press release announcing the Registrant’s earnings for the quarter ended March 31, 2003.

(2)	Form 8-K filed on May 1, 2003 with an attached press release announcing that the Registrant’s Board of Directors has declared the Registrant’s quarterly cash dividend for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION

Date: August 14, 2003	By:/S/ VICTOR J. GALAN

Víctor J. Galán, Chairman and Chief Executive Officer (Principal Executive Officer)

By: /S/ JOSEPH R. SANDOVAL

Joseph R. Sandoval Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)