Form 10-Q
period 2003-09-30
R&G FINANCIAL CORP
filed 2003-11-14
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

♦	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

à	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO .

Commission file number: 000-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217

(State of incorporation	(I.R.S. Employer
or organization)	Identification No. )

280 Jesús T. Piñero Avenue
Hato Rey, San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip Code)

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
☒ Yes                   ☐NO

Number of shares of Class B Common Stock outstanding as of November 11, 2003: 19,670,888 (Does not include 14,373,056 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

R&G FINANCIAL CORPORATION

PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2003	December 31, 2002

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$81,774	$128,085
Money market investments:
Securities purchased under agreements to resell	53,698	—
Time deposits with other banks	41,306	65,401
Short-term investments	—	4,157
Mortgage loans held for sale, at lower of cost or market	240,535	258,738
Mortgage-backed and investment securities held for trading, at fair value	33,821	48,651
Trading securities pledged on repurchase agreements, at fair value	7,128	26,106
Mortgage-backed and investment securities available for sale, at fair value	2,135,193	1,819,257
Available for sale securities pledged on repurchase agreements, at fair value	1,040,408	737,656
Mortgage-backed and investment securities held to maturity, at amortized cost (estimated market value: 2003 - $15,927; 2002 - $30,885)	15,436	30,661
Held to maturity securities pledged on repurchase agreements, at amortized cost (estimated market value: 2003 - $57,810; 2002 - $45,926)	55,884	44,930
Loans receivable, net	3,754,039	2,759,689
Accounts receivable, including advances to investors, net	40,911	32,100
Accrued interest receivable	42,425	40,401
Servicing asset	124,149	142,334
Premises and equipment	40,358	38,665
Other assets	127,936	100,415

	$7,835,001	$6,277,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$3,431,976	$2,802,324
Federal funds purchased	35,000	—
Securities sold under agreements to repurchase	2,112,382	1,489,758
Notes payable	194,632	194,607
Advances from FHLB	1,098,725	940,725
Other borrowings	57,739	45,066
Accounts payable and accrued liabilities	165,844	134,427
Other liabilities	13,571	8,121

	7,109,869	5,615,028

Stockholders’equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized:
Non-cumulative perpetual Monthly Income Preferred Stock, $25 liquidation value:
7.40% Series A, 2,000,000 shares authorized, issued and outstanding	50,000	50,000
7.75% Series B, 1,000,000 shares authorized, issued and outstanding	25,000	25,000
7.60% Series C, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
7.25% Series D, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
Common stock:
Class A - $.01 par value, 40,000,000 shares authorized, 14,373,056 issued and outstanding (2002 - 14,553,056)	144	145
Class B - $.01 par value, 60,000,000 shares authorized, 19,670,888 issued and outstanding (2002-19,440,206)	197	194
Additional paid-in capital	115,177	114,951
Retained earnings	366,720	294,592
Capital reserves	17,419	17,419
Accumulated other comprehensive income	12,475	21,917

	725,132	662,218

	$7,835,001	$6,277,246

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three month		Nine month
	period ended		period ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
	(Dollars in thousands except for per share data)
Interest income:
Loans	$59,528	$50,086	$166,490	$127,569
Money market and other investments	8,003	9,480	24,593	28,113
Mortgage-backed securities	27,816	29,346	85,078	83,564

Total interest income	95,347	88,912	276,161	239,246

Interest expense:
Deposits	23,362	23,826	68,023	65,416
Securities sold under agreements to repurchase	12,144	12,708	37,729	37,764
Notes payable	1,519	1,795	5,528	5,152
Other	10,579	9,273	30,348	21,550

Total interest expense	47,604	47,602	141,628	129,882

Net interest income	47,743	41,310	134,533	109,364
Provision for loan losses	(4,292)	(3,970)	(12,956)	(13,520)

Net interest income after provision for loan losses	43,451	37,340	121,577	95,844

Other income:
Net gain on origination and sale of loans	30,167	24,380	107,970	57,841
Loan administration and servicing fees	12,587	11,193	38,989	30,817
Service charges, fees and other	7,943	4,539	20,890	12,471

	50,697	40,112	167,849	101,129

Total revenues	94,148	77,452	289,426	196,973

Operating expenses:
Employee compensation and benefits	15,377	12,535	45,030	32,087
Office occupancy and equipment	6,489	5,138	18,265	14,106
Other administrative and general	26,638	27,712	99,887	61,681

	48,504	45,385	163,182	107,874

Income before income taxes	45,644	32,067	126,244	89,099

Income tax expense:
Current	9,179	5,880	21,985	18,575
Deferred	2,173	1,139	9,376	1,324

	11,352	7,019	31,361	19,899

Net income	$34,292	$25,048	$94,883	$69,200

Earnings per common share - Basic	$0.89	$0.64	$2.44	$1.83

- Diluted	$0.89	$0.63	$2.43	$1.81

Weighted average number of shares outstanding - Basic	34,043,641	33,053,988	34,036,563	31,892,007
- Diluted	34,193,941	33,301,846	34,185,327	32,209,740

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three month		Nine month
	period ended		period ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net income	$34,292	$25,048	$94,883	$69,200

Other comprehensive income, before tax:
Unrealized gains (losses):
Cash flow hedges	2,482	(6,749)	843	(7,954)

Investment securities:
Arising during period	(5,816)	12,651	(15,477)	35,265
Less: Reclassification adjustments for gains included in net income	(11)	(228)	(831)	(449)

	(5,827)	12,423	(16,308)	34,816

	(3,345)	5,674	(15,465)	26,862
Income tax (expense) benefit related to items of other comprehensive income	1,295	(2,226)	6,023	(10,476)

Other comprehensive (loss) income, net of tax	(2,050)	3,448	(9,442)	16,386

Comprehensive income, net of tax	$32,242	$28,496	$85,441	$85,586

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine month period ended September 30,

	2003	2002
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$94,883	$69,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,055	5,132
Amortization of premium on investments and mortgage-backed securities, net	10,557	3,042
Scheduled amortization of servicing asset	17,134	13,669
Impairment charges on servicing asset	32,113	13,687
Provision for loan losses	12,956	13,520
Gain on sales of mortgage-backed and investment securities available for sale	(831)	(449)
Unrealized loss (gain) on trading securities and derivative instruments, net	853	(151)
Increase in mortgage loans held for sale	(13,096)	(54,181)
Net decrease in securities held for trading	33,043	20,739
Increase in receivables	(10,835)	(13,896)
Increase in other assets	(27,835)	(6,687)
Increase in notes payable and other borrowings	12,698	2,356
Increase in accounts payable and accrued liabilities	38,534	22,619
Increase in other liabilities	5,450	1,343

Total adjustments	117,796	20,743

Net cash provided by operating activities	212,679	89,943

Cash flows from investing activities:
Purchases of investment securities	(2,043,565)	(889,752)
Proceeds from sales of securities available for sale	121,068	431,949
Principal repayments on mortgage-backed securities and redemption of securities available for sale	1,335,265	581,476
Net assets acquired, net of cash received	—	(63,679)
Proceeds from sales of loans	129,195	—
Net originations of loans	(1,136,501)	(820,786)
Purchases of FHLB stock, net	(22,820)	(19,171)
Acquisition of premises and equipment	(7,873)	(6,796)
Acquisition of servicing rights	(31,062)	(37,285)

Net cash used in investing activities	(1,656,293)	(824,044)

Cash flows from financing activities:
Increase in deposits – net	629,652	284,987
Increase in federal funds purchased	35,000	—
Increase in securities sold under agreements to repurchase - net	622,624	92,234
Advances from FHLB, net	158,000	288,500
Net proceeds from issuance of preferred stock	—	66,591
Proceeds from issuance of common stock	227	46,096
Cash dividends:
Common stock	(10,841)	(7,876)
Preferred stock	(11,913)	(10,984)

Net cash provided by financing activities	1,422,749	759,548

Net (decrease) increase in cash and cash equivalents	(20,865)	25,447
Cash and cash equivalents at beginning of period	197,643	157,724

Cash and cash equivalents at end of period	$176,778	$183,171

Cash and cash equivalents include:
Cash and due from banks	$81,774	$100,577
Securities purchased under agreements to resell	53,698	—
Time deposits with other banks	41,306	82,594

	$176,778	$183,171

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION

Reporting entity

     The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the “Company”), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank of Puerto Rico (“Premier Bank”), a Puerto Rico commercial bank, R-G Crown Bank (formerly Crown Bank, F.S.B.) (“Crown Bank”), a Florida-based federal savings bank, R&G Mortgage Corp. (“R&G Mortgage”), Puerto Rico’s second largest mortgage banker, R-G Investments Corporation, a Puerto Rico licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 31st year of operations, operates as a financial holding company, pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999, and is engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

     Premier Bank and Crown Bank provide a full range of banking services, including residential, commercial and personal loans and a variety of deposit products. Premier Bank operates through thirty-one branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. Crown Bank operates in the Orlando and Tampa/St. Petersburg metropolitan areas through fifteen full service branches and six commercial lending offices. Premier Bank also provides private banking and trust and other financial services to its customers. Premier Bank and Crown Bank are subject to the regulations of certain federal and Puerto Rico agencies, and undergo periodic examinations by those regulatory agencies.

     Crown Bank is also engaged in the origination of FHA-insured, VA-guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut, North Carolina and Florida, through its wholly-owned subsidiary, Continental Capital Corporation (“Continental Capital”).

     R&G Mortgage is engaged primarily in the business of originating FHA-insured, VA- guaranteed, and privately insured first and second mortgage loans on residential real estate (1 to 4 families), directly and through its wholly-owned subsidiary, Mortgage Store of Puerto Rico, Inc. R&G Mortgage pools FHA and VA loans into GNMA mortgage-backed securities and collateralized mortgage obligation certificates for sale to investors. After selling the loans, it retains the servicing on the loans. R&G Mortgage is also a FNMA and FHLMC seller-servicer of conventional loans.

Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial condition as of September 30, 2003 and the results of operations and changes in its cash flows for the three and nine months ended September 30, 2003 and 2002.

     The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002.

Basis of consolidation

     All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

New accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, 107 and rescission of FASB Interpretation No. 34)” (“FIN No. 45”). FIN No. 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires a guarantor of certain guarantees to recognize at its inception a liability for the fair value of the obligation undertaken when issuing the guarantee, and also expands the related disclosures. The provisions of initial recognition are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 on January 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

On April 30, 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 or Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement on July 1, 2003 had no significant effect on the consolidated financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FAS 150 represents phase 1 of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments (the “liabilities and equity project”). SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and specifies that such instruments embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. It is expected that phase 2 of the project will address (1) separating compound financial instruments (including convertible debt and conditionally redeemable stock) that have characteristics of liabilities and equity into their liability and equity components, (2) the definition of an ownership relationship, and (3) the definition of liabilities in FASB Concepts Statement No. 6 (CON 6), “Elements of Financial Statements.”

Under the provisions of this Statement, SFAS No. 150 was effective July 1, 2003 for the Company. Among the instruments specified by SFAS No. 150, mandatorily redeemable financial instruments must be classified as liabilities. The Company has $35 million of guaranteed preferred beneficial interest in company junior subordinated deferrable interest debentures (“trust preferred securities”) that had already been classified as other borrowings in its consolidated statements of financial condition as of June 30, 2003 and accordingly, the adoption of this Statement did not have any effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). Under FIN 46 entities that would be assessed for consolidation are typically referred to as Special-Purposed Entities (“SPEs”), although non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entities residual returns, or both. FIN 46 was effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 became effective July 1, 2003. On October 9, 2003 the FASB opted to defer to October 1, 2003 the effective date for variable interest entities created prior to February 1, 2003. The provisions of FIN 46 continue to apply to variable interest entities created after January 31, 2003.

Under the provisions of FIN 46, effective July 1, 2003, the Company deconsolidated a limited number of vehicles, consisting of the wholly-owned Delaware statutory business trusts (“R&G Capital Trust I and II”) discussed in Note 1 on pages 64 of R&G Financial’s 2002 Annual Report, which had issued trust preferred securities. As discussed above, the Company had classified its $35 million trust preferred securities as borrowings in its consolidated statements of financial condition prior to such deconsolidation. The primary effect of deconsolidating these trusts was to change the balance sheet classification of the liabilities from guaranteed preferred beneficial interest in company junior subordinated deferrable interest debentures to long-term debt.

The deconsolidation requirements were also applied to another wholly-owned Delaware statutory business trust (“R&G Capital Trust IV”) created by the Company in August 2003, which issued $15 million in trust preferred securities in a private placement, and will be applied to another wholly-owned Delaware statutory business trust (“R&G Capital Trust III”) which in October 2003 issued $100 million of trust preferred securities in a public offering. Based on interim guidance issued by the Federal Reserve Board, the deconsolidation of these vehicles pursuant to FIN 46 would not impact the Tier 1 capital treatment of the liabilities to the extent permitted under current regulations until notice is given to the contrary.

On October 31, 2003, the FASB issued an Exposure Draft of a Proposed Interpretation, “Consolidation of Variable Interest Entities – a modification of FIN 46” to modify and clarify certain of the provisions of FIN 46. Due to the complexity of FIN 46 and evolving interpretations, the Company continues to assess the accounting and disclosure impact of FIN 46 on all of its relationships with variable interest entities. However, based on presently available information, the implementation of FIN 46 is not expected to have a material impact on the Company’s consolidated balance sheet, earnings or capital resources.

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. The weighted average number of outstanding stock options granted in connection with the Company’s Stock Option Plan (150,300 and 247,858 during the three months ended September 30, 2003 and 2002, respectively, and 148,764 and 317,733 during the nine month periods ended September 30, 2003 and 2002, respectively), are included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

Three month		Nine month
period ended		period ended
September 30,		September 30,
2003	2002	2003	2002

$0.1140	$0.086375	$0.3180	$0.243875

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes, except for the investment in Federal Home Loan Bank (FHLB) stock which is valued at its redemption value.

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held for trading:
GNMA certificates	$—	$9,741
FHLMC certificates	37,034	65,016

	37,034	74,757

Investment securities held for trading:
Mortgage securities portfolio mutual fund	2,589	—
US government securities mutual fund	538	—
HLB Bonds	480	—
Other	308	—

	3,915	—

	$40,949	$74,757

	September 30, 2003		December 31, 2002
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Collaterized mortgage obligations (CMO):
Due within one year	$—	$—	$113	$113
Due from one to five years	7,440	7,589	17,178	17,288
Due from five to ten years	11,278	11,394	31,571	32,219
Due over ten years	932,119	933,357	404,981	409,830

	950,837	952,340	453,843	459,450

CMO residuals (interest only), and interest only strips (IO’s)	74,470	76,398	30,964	32,759

FNMA certificates:
Due from one to five years	71	73	—	—
Due from five to ten years	75,704	74,787	370	390
Due over ten years	420,570	434,720	258,805	269,367

	496,345	509,580	259,175	269,757

FHLMC certificates:
Due within one year	2	2	2	2
Due from one to five years	5	5	20	21
Due from five to ten years	21,581	21,306	889	935
Due over ten years	486,279	494,836	738,041	756,228

	507,867	516,149	738,952	757,186

GNMA certificates:
Due from one to five years	50	52	—	—
Due from five to ten years	13,339	13,727	16,515	16,759
Due over ten years	361,573	366,119	440,767	446,339

	374,962	379,898	457,282	463,098

	2,404,481	2,434,365	1,940,216	1,982,250

Investment securities available for sale:
Mortgage securities portfolio mutual fund	—	—	3,266	2,964

U.S. Government and Agencies securities:
Due within one year	54,104	54,724	—	—
Due from one to five years	370,789	372,458	263,632	267,896
Due from five to ten years	120,630	122,790	137,756	143,695

	545,523	549,972	401,388	411,591

Corporate debt obligations:
Due within one year	17,481	17,786	3,205	3,367
Due from one to five years	48,589	51,707	52,779	55,283
Due from five to ten years	2,463	2,444	2,979	2,385
Due over ten years	—	—	9,805	9,808

	68,533	71,937	68,768	70,843

US Municipal debt obligations- Due over ten years	12,212	12,170	4,884	4,879

FHLB Stock	107,157	107,157	84,337	84,337

Other	—	—	49	49

	733,425	741,236	562,692	574,663

	$3,137,906	$3,175,601	$2,502,908	$2,556,913

	September 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held to maturity:
GNMA certificates:
Due from one to five years	$805	$818	$—	$—
Due from five to ten years	3,451	3,534	5,457	5,513
Due over ten years	27,479	28,230	33,521	34,091

	31,735	32,582	38,978	39,604

FNMA certificates- Due over ten years	5,067	5,293	6,328	6,698

FHLMC certificates- Due over ten years	87	85	102	102

	36,889	37,960	45,408	46,404

Investment securities held to maturity:
United States Government and Agencies obligations:
Due within one year	2,529	2,529	997	997
Due from one to five years	—	—	1,500	1,500

	2,529	2,529	2,497	2,497

Puerto Rico Government and Agencies obligations:
Due within one year	248	253	—	—
Due from one to five years	26,156	27,694	26,586	26,804
Due from five to ten years	5,398	5,201	1,000	1,005

	31,802	33,148	27,586	27,809

Other - Due from one to five years	100	100	100	100

	34,431	35,777	30,183	30,406

	$71,320	$73,737	$75,591	$76,810

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at September 30, 2003 the Company had investment and mortgage-backed securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

Carrying Amount

(Unaudited)
(Dollars in thousands)
Mortgage-backed and investment securities available for sale, at fair value	$1,114,887
Mortgage-backed securities held to maturity, at amortized cost	314

$1,115,201

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following:

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Real estate loans:
Residential - first mortgage	$2,237,384	$1,473,051
Residential - second mortgage	34,890	40,429
Land	68,110	27,521
Construction	449,392	355,367
Commercial	806,292	633,233

	3,596,068	2,529,601
Undisbursed portion of loans in process	(177,282)	(90,432)
Net deferred loan costs (fees)	956	(45)

	3,419,742	2,439,124

Other loans:
Commercial	166,604	152,743
Consumer:
Secured by deposits	23,279	28,070
Secured by real estate	56,651	68,156
Other	123,990	104,715
Unearned interest	(498)	(444)

	370,026	353,240

Total loans	3,789,768	2,792,364
Allowance for loan losses	(35,729)	(32,675)

	$3,754,039	$2,759,689

The changes in the allowance for loan losses follow:

	Nine months ended
	September 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Balance, beginning of period	$32,675	$17,428
Provision for loan losses	12,956	13,520
Acquired reserves	—	7,463
Loans charged-off	(11,284)	(9,763)
Recoveries	1,382	798

Balance, end of period	$35,729	$29,446

     The following table sets forth the amounts and categories of R&G Financial’s non-performing assets at the dates indicated.

	September 30,	December 31,
	2003	2002
	(Unaudited)

	(Dollars in thousands)
Non-accruing loans:
Residential real estate (1)	$60,928	$43,281
Residential construction	1,471	1,512
Commercial real estate	21,796	29,375
Commercial business	1,871	2,197
Consumer unsecured	871	802

Total	86,937	77,167

Accruing loans greater than 90 days delinquent:
Residential real estate (1)	45	104
Residential construction	168	—
Commercial real estate	—	—
Commercial business	301	261
Consumer	352	667

Total accruing loans greater than 90 days delinquent	866	1,032

Total non-performing loans	87,803	78,199

Real estate owned (2)	18,577	15,544
Other repossessed assets	191	292

	18,768	15,836

Total non-performing assets	$106,571	$94,035

Total non-performing loans as a percentage of total loans	2.21%	2.71%

Total non-performing assets as a percentage of total assets	1.36%	1.50%

Allowance for loan losses as a percentage of total non-performing loans	40.69%	41.79%

Allowance for loan losses as a percentage of total loans outstanding	0.90%	1.13%

Net charge-offs to average loans outstanding	0.38%	0.41%

(1)	R&G Financial’s historical charge-offs with respect to residential real estate loans have been low. As a result, R&G Financial’s aggregate charge-offs as a percentage of total average loans outstanding amounted to 0.38% during the nine months ended September 30, 2003 and 0.41% during the year ended December 31, 2002.

(2)	Consist primarily of residential real estate foreclosed by the Company.

NOTE 5 - SERVICING ASSET

The changes in the servicing asset of the Company follows:

	Three months		Nine months
	period ended		period ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$127,146	$146,199	$142,334	$105,146
Rights originated	7,227	6,132	21,310	19,041
Crown Bank acquired	—	—	—	32,478
Rights purchased	242	12,117	9,752	22,682
Scheduled amortization	(5,889)	(6,161)	(17,134)	(13,669)
Impairment charges:
Unscheduled amortization	(6,142)	(3,774)	(18,966)	(7,187)
Reversal (provision) of valuation reserves	1,565	(6,959)	(13,147)	(6,500)
Other adjustments	—	—	—	(4,437)

Balance at end of period	$124,149	$147,554	$124,149	$147,554

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Passbook savings	$348,503	$329,489

NOW accounts	120,469	100,031
Super NOW accounts	427,175	335,015
Regular checking accounts (non-interest bearing)	120,355	107,586
Commercial checking accounts (non-interest bearing)	284,164	282,769

	952,163	825,401

Certificates of deposit:
Under $100,000	646,993	652,065
$100,000 and over	1,478,964	991,504

	2,125,957	1,643,569

Accrued interest payable	5,353	3,865

	$3,431,976	$2,802,324

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments to buy and sell GNMA certificates

     As of September 30, 2003, the Company had open commitments to issue GNMA certificates of approximately $113.9 million.

Commitments to sell mortgage loans

     As of September 30, 2003 the Company had commitments to sell mortgage loans to third party investors amounting to approximately $269.4 million.

Lease commitments

     The Company is obligated under several noncancelable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

Other

     At September 30, 2003, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $1.0 billion at September 30, 2003. At September 30, 2003, the Company has an allowance for recourse provisions of $3.9 million. Historical losses on recourse obligations have not been significant.

     In April 2002, R&G Acquisition Holdings Corporation (a wholly-owned subsidiary of R&G Financial) (“RAC”), a Florida corporation and the holding company of Crown Bank, formed R&G Capital Trust I. R&G Capital Trust I issued $25.0 million of trust preferred securities in a private placement. In addition, in August 2003, RAC also formed R&G Capital Trust IV which issued $15 million of trust preferred securities in a private placement. Subsequent to September 30, 2003, the Company formed R&G Capital Trust III, which in October 2003 issued $100 million of trust preferred securities in a public offering (see Note 1). The Company has guaranteed certain obligations of RAC to R&G Capital Trust I and IV, and has guaranteed certain obligations of R&G Capital Trust III.

     During the second quarter of 2003, the US Internal Revenue Service (“IRS”) began an income tax examination of the income tax returns for the year 2001 for the predecessor thrift holding company of Crown Bank prior to its acquisition by the Company in June 2002. Management believes that this examination should not result in any significant adverse effect on the Company’s financial condition or results of operations.

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

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Employee costs	$24,575	$19,524	$70,879	$51,940

Other administrative and general expenses	$28,912	$29,083	$105,132	$65,530

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company’s operations for its traditional banking and mortgage banking activities:

	(Dollars in thousands)
	Three month period ended September 30,

	2003				2002

	(Unaudited)

		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other (1)	Totals	Banking	Banking	Other (1)	Totals

Revenues	$56,578	$34,747	$4,484	$95,809	$39,991	$35,733	$2,310	$78,034
Non-interest expenses	24,174	23,961	1,410	49,545	18,924	26,333	984	46,241
Income before income taxes	$32,404	$10,786	$3,074	$46,264	$21,067	$9,400	$1,326	$31,793

	Nine month period ended September 30,

	2003				2002

	(Unaudited)

		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other (1)	Totals	Banking	Banking	Other (1)	Totals

Revenues	$144,367	$136,106	$11,682	$292,155	$103,809	$89,067	$6,131	$199,007
Non-interest expenses	67,879	94,153	3,764	165,796	49,378	58,996	2,466	110,840
Income before income taxes	$76,488	$41,953	$7,918	$126,359	$54,431	$30,071	$3,665	$88,167

(1)	Comprised of broker-dealer and insurance agency operations.

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company’s consolidated amounts (unaudited):

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$95,809	$78,034	$292,155	$199,007
Elimination of intersegment revenues	(2,029)	(1,248)	(4,012)	(3,949)
Corporate revenues	368	666	1,283	1,915

Total consolidated revenues	$94,148	$77,452	$289,426	$196,973

Income before income taxes:
Total income before income taxes for reportable segments	$46,264	$31,793	$126,359	$88,167
Elimination of intersegment profits	(767)	(171)	(644)	(388)
Unallocated corporate income	147	445	529	1,320

Income before income taxes, consolidated	$45,644	$32,067	$126,244	$89,099

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company’s consolidated total assets as of September 30, 2003 and December 31, 2002 follows:

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
Assets:
Banking	$6,995,792	$5,453,321
Mortgage Banking	885,387	908,660
Other	137,988	111,005

Total assets for reportable segments	8,019,167	6,472,986
Parent company assets	50,892	62,971
Elimination of intersegment balances	(235,058)	(258,711)

Consolidated total assets	$7,835,001	$6,277,246

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

General

     R&G Financial Corporation (the “Company”) is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities and insurance brokerage activities. The Company, currently in its 31st year of operations, operates 31 bank branches mainly located in the northeastern section of Puerto Rico, 15 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 6 mortgage and 6 commercial lending offices in the continental United States, and 44 mortgage offices in Puerto Rico, including 24 facilities located within Premier Bank’s branches.

     The Company is engaged in providing a full range of banking services through R-G Premier Bank of Puerto Rico (“Premier Bank”), its Puerto Rico commercial bank, and R-G Crown Bank (formerly Crown Bank, F.S.B.) (“Crown Bank”), its Florida-based federal savings bank acquired in June 2002. Banking activities include commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a variety of deposit products and, to a lesser extent, trust and investment services through private banking.

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

     The Company is the second largest mortgage loans originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial’s mortgage servicing portfolio amounted to approximately $10.9 billion as of September 30, 2003, compared to $11.3 billion as of the same date a year ago, a decrease of 2.9%. R&G Financial’s servicing portfolio during such period was affected by a high level of prepayments due to lower interest rates. Nonetheless, R&G Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

     As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At September 30, 2003, the Company held securities available for sale with a fair market value of $3.2 billion, which included $2.4 billion of mortgage-backed securities, of which $363.0 million consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. R&G Financial’s lower effective tax rate compared to the maximum statutory rate reflect the exemption under Puerto Rico law of the net interest income derived from such securities. In addition, the Company invests in certain U.S. agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation. Finally, through an international banking subsidiary, the Company may invest in various U.S. securities, the income on which is exempt from Puerto Rico income taxation and is also not subject to federal income taxation.

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

Financial Condition

     At September 30, 2003, total assets amounted to $7.8 billion, as compared to $6.3 billion at December 31, 2002. The $1.56 billion or 24.8% increase in total assets since the beginning of the year was primarily the result of a $618.9 million or 24.2% increase in mortgage-backed and investment securities available for sale, and a $994.4 million or 36.0% increase in loans receivable, net, due to record loan production during the nine month period ended September 30, 2003 of $3.4 billion, a 64.1% increase when compared to the corresponding period in 2002.

     At September 30, 2003, R&G Financial had $3.5 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $2.7 billion at December 31, 2002. R&G Financial utilized repurchase agreements and deposits to fund its growth during the period; total deposits grew 22.5% from $2.8 billion at December 31, 2002 to $3.4 billion at September 30, 2003, whereas repurchase agreements increased by $622.6 million or 41.8%.

     At September 30, 2003, R&G Financial’s allowance for loan losses totaled $35.7 million, which represented a $3.1 million or 9.3% increase from the level maintained at December 31, 2002. At September 30, 2003, R&G Financial’s allowance represented approximately 0.90% of the total loan portfolio and 40.69% of total non-performing loans. However, excluding R&G Financial’s residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.11% and 133.17%, respectively, at September 30, 2003, compared to 2.39% and 98.12% at December 31, 2002.

     Non-performing loans amounted to $87.8 million at September 30, 2003, an increase of $9.6 million when compared to $78.2 million at December 31, 2002. The increase is primarily related to a $17.6 million increase in delinquent residential real estate loans over 90 days past due. At September 30, 2003, $61.0 million or 69.4% of non-performing loans consisted of residential mortgage loans in which R&G Financial has historically experienced a low level of loan charge-offs. As a result, R&G Financial’s aggregate charge-offs as a percentage of total average loans outstanding amounted to 0.38% during the nine months ended September 30, 2003 and 0.41% during the year ended December 31, 2002. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and the resulting loan charge-offs have historically been lower than in the United States.

     Real estate owned properties of the Company also increased 19.5% from $15.5 million at December 31, 2002 to $18.6 million at September 30, 2003. The increase is mostly related to residential real estate loans foreclosed by the Company during the period.

     Stockholders’ equity increased from $662.2 million at December 31, 2002 to $725.1 million at September 30, 2003. The $62.9 million or 9.5% increase was due primarily to the net income recognized during the period, net of dividends paid.

Results of Operations

     During the three and nine months ended September 30, 2003, R&G Financial reported net income of $34.3 million and $94.9 million, or $0.89 and $2.43 of earnings per diluted share, respectively, compared to net income of $25.0 million and $69.2 million or $0.63 and $1.81 of earnings per diluted share for the comparative periods in 2002. Such results reflect an increase in earnings per diluted share of 41.3% and 34.3% for the three and nine months periods ending September 30, 2003 over the comparable periods in 2002.

     Net interest income increased by $25.2 million or 23.0% during the nine month period ended September 30, 2003 to $134.5 million, due to a $1.6 billion increase in the average balance of interest-earning assets, partially offset by a 21 basis point decrease in the net interest margin from 2.96% to 2.75%. Contributing to the increase in average earning assets were the assets of Crown Bank, the Company’s Florida-based banking subsidiary acquired in June 2002. The decrease in the Company’s net interest margin during the period is due primarily to the repricing at lower rates of interest of a portion of the Company’s earning assets as a result of an increase in prepayments in the Company’s loans and investment securities portfolio caused by lower interest rates.

     The provision for loan losses amounted to $13.0 million during the nine months ended September 30, 2003, a 4.2% decrease over the prior comparable period, reflecting the fact that approximately 69.4% of total non-performing loans as of September 30, 2003 consist of residential mortgage loans, in which the Company’s historical charge-off experience has been very low.

     R&G Financial also experienced an increase in non-interest income during the nine months ended September 30, 2003 over the comparable period. Net gain on sale of loans increased by $50.1 million or 86.7% over the prior comparable period, as a result of record loan production and sales. Total loan production during the nine months ended September 30, 2003 amounted to $3.4 billion compared to $2.1 billion during the prior comparable period. Loan administration and servicing fees also increased by $8.2 million or 26.5% over the comparable periods, due to an increase in the average outstanding loan servicing portfolio as a result of the $2.6 billion portfolio acquired in connection with the acquisition of Crown Bank in June 2002. Other fee income also increased by $8.4 million or 67.5%. Such increase reflects the added contributions made by the Company’s insurance agency and broker-dealer subsidiaries, as well as the fee income generated through the operations of Crown Bank.

     Net interest income increased by $6.4 million or 15.6% to $47.7 million during the quarter ended September 30, 2003 over the prior comparable period, due to a 1.4 billion increase in the average balance of interest-earning assets, partially offset by a 24 basis points decrease in the net interest margin from 2.96% to 2.72%. Net gain on sale of loans increased 23.7% to $30.2 million during the three month ended September 30, 2003, together with a $1.4 million or 12.5% increase in loan administration and servicing fees and a $3.4 million or 75.0% increase in other fee income.

     Total expenses increased by $55.3 million or 51.3% during the nine months ended September 30, 2003 over the comparable 2002 period, partially due to a $12.9 million or 40.3% increase in employee compensation and benefits associated with general growth in Company operations, including expenses associated with the operations of Crown Bank. The increase in total expenses was also due to a $38.2 million or 61.9% increase in other administrative and general expenses, which includes an $18.4 million increase in expenses associated with impairment charges (including unscheduled amortization) of the Company’s servicing asset, as well as increased expenses related to the operations of Crown Bank.

     Increased unscheduled amortization amounts are a result of higher prepayment speeds in the Company’s servicing portfolio. The increases in prepayments reflect decreases in interest rates for new mortgage loans, which reached historically low levels during the second quarter of 2003. During the third quarter of 2003, however, interest rates for mortgage loans increased from the last quarter, and prepayment speeds have declined from the last quarter as a result. The value of the Company’s servicing portfolio is expected to increase if rates remain at the current or higher levels due to lower prepayment speeds. Unscheduled amortization amounts are expected to continue, however, although at a lower pace, until prepayment speeds further decline.

     Total expenses increased by $3.1 million or 6.9% during the three month period ended September 30, 2003 over the prior comparable period, due to a $2.8 million or 22.7% increase in employee compensation and benefits, and a $1.4 million or 26.3% increase in occupancy expenses, partially offset by a $1.1 million or 3.9% decrease in other general and administrative expenses, which includes a $6.2 million decrease in expenses associated with impairment charges of the Company’s servicing asset.

Interest Rate Risk Management

     The following table summarizes the anticipated maturities or repricing or R&G Financial’s interest-earning assets and interest-bearing liabilities as of September 30, 2003, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company’s mortgage banking business as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

	Within	Four to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over Five
(Dollars in Thousands)	Months	Months	Three Years	to Five Years	Years	Total

Interest-earning assets(1):
Loans receivable	$1,075,306	$441,078	$690,636	$423,844	$1,158,446	$3,789,310
Mortgage loans held for sale	55,518	27,184	62,437	50,413	44,983	240,535
Mortgage-backed securities(2)(3)	152,097	433,091	510,370	294,201	1,108,940	2,498,699
Investment Securities(3)	190,226	189,589	191,709	195,381	22,456	789,361
Other interest-earning assets(4)	95,004	—	—	—	—	95,004

Total	$1,568,151	$1,090,942	$1,455,152	$963,839	$2,334,825	$7,412,909

Interest bearing liabilities:
Deposits (5)
NOW and Super NOW accounts	$27,381	$76,669	$84,282	$68,268	$291,044	$547,644
Passbook savings accounts	8,712	25,266	62,905	50,324	201,296	348,503
Regular and commercial checking	20,226	56,632	62,256	50,427	214,977	404,518
Certificates of deposit	246,064	742,110	633,675	502,215	1,893	2,125,957
FHLB advances	281,125	—	494,600	183,000	140,000	1,098,725
Securities sold under agreements to repurchase (6)	932,849	449,462	501,871	125,000	138,000	2,147,182
Other borrowings(7)	64,904	137,468	—	—	—	202,372

Total	1,581,261	1,487,607	1,839,589	979,234	987,210	6,874,901

Effect of hedging instruments	170,000	—	(65,000)	(25,000)	(80,000)	—

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$156,890	($396,665)	($449,437)	($40,395)	$1,267,615	$538,008

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$156,890	($239,775)	($689,212)	($729,607)	$538,008

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total assets	2.00%	-3.06%	-8.80%	-9.31%	6.87%

(footnotes on following page)

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather that in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(2)	Reflects estimated prepayments in the current interest rate environment.

(3)	Includes securities held for trading, available for sale and held to maturity.

(4)	Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold.

(5)	Does not include non-interest-bearing deposit accounts.

(6)	Includes federal funds purchased, if any,

(7)	Comprised of warehousing lines, notes payable and other borrowings.

     As of September 30, 2003, the Company had a one year negative gap of approximately $239.8 million, which constituted 3.1% of total assets at such date, compared to a positive gap of approximately $498.1 million or 7.9% of total assets at December 31, 2002. R&G Financial had a positive gap within one year until June 30, 2003, due primarily to an increasing amount of adjustable rate loans resulting from greater emphasis in commercial and construction lending as well as to the extension during 2001 and 2002 of the maturity dates of certain borrowings of the Company into longer-term maturities at very attractive rates, taking advantage of consecutive reductions in interest rates during such years. Even though the emphasis in commercial lending continues, R&G Financial’s one year negative gap as of September 30, 2003 is due to an increase in the amount of prepayments on its investments securities portfolio with call options, as a result of a relatively low interest rate environment. In addition, in light of the recent steepening of the yield curve, the Company opted to fund a larger proportion of its growth during the quarter through shorter term funding sources in an attempt to maximize its net interest income. Nonetheless, management continues the active management of its gap position in an attempt to maintain a positive gap. The Company estimates that as of September 30, 2003, close to 44.7% of all borrowings of the Company had maturity dates longer than one year.

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

	For the three month period ended September 30,
	2003			2002

	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Cash and cash equivalents(1)	$145,879	$510	1.40%	$164,721	$306	0.74%
Investment securities held for trading	4,998	24	1.92%	—	—	—
Investment securities available for sale	587,195	5,836	3.98%	586,240	8,029	5.48%
Investment securities held to maturity	31,549	374	4.74%	27,414	369	5.38%
Mortgage-backed securities held for trading	49,189	800	6.51%	77,719	1,106	5.69%
Mortgage-backed securities available for sale	2,248,109	26,478	4.71%	1,795,230	27,547	6.14%
Mortgage-backed securities held to maturity	38,527	540	5.61%	48,520	693	5.71%
Loans receivable, net (2)	3,808,755	59,528	6.25%	2,784,689	50,086	7.19%
FHLB Stock	103,460	1,257	4.86%	93,066	776	3.34%

Total interest-earning assets	7,017,661	$95,347	5.43%	5,577,599	$88,912	6.38%

Non-interest-earning assets	527,905			203,668

Total assets	$7,545,566			$5,781,267

Interest-Bearing Liabilities:
Deposits	$3,414,109	$23,362	2.74%	$2,698,319	$23,826	3.53%
Securities sold under agreements to repurchase (3)	1,931,273	12,144	2.52%	1,376,646	12,708	3.69%
Notes payable	224,238	1,519	2.71%	232,472	1,795	3.09%
Other borrowings(4)	1,034,100	10,579	4.09%	827,888	9,273	4.48%

Total interest-bearing liabilities	6,603,720	$47,604	2.88%	5,135,325	$47,602	3.71%

Non-interest-bearing liabilities	228,914			40,993

Total liabilities	6,832,634			5,176,318

Stockholders’ equity	712,932			604,949

Total liabilities and stockholders’ equity	$7,545,566			$5,781,267

Net interest income; interest rate spread (5)		$47,743	2.55%		$41,310	2.67%

Net interest margin			2.72%			2.96%

Average interest-earning assets to average interest-bearing liabilities			106.27%			108.61%

(footnotes on page 27)

	For the nine month period ended September 30,
	2003			2002

	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Cash and cash equivalents(1)	$123,614	$1,093	1.18%	$91,933	$902	1.31%
Investment securities held for trading	2,117	24	1.51%	—	—	—
Investment securities available for sale	581,096	18,746	4.30%	563,497	23,950	5.67%
Investment securities held to maturity	30,798	1,142	4.94%	25,093	1,020	5.42%
Mortgage-backed securities held for trading	53,833	2,731	6.76%	84,241	3,480	5.51%
Mortgage-backed securities available for sale	2,135,204	80,559	5.03%	1,677,697	77,901	6.19%
Mortgage-backed securities held to maturity	41,731	1,788	5.71%	49,982	2,183	5.82%
Loans receivable, net (2)	3,444,204	166,490	6.45%	2,354,631	127,569	7.22%
FHLB Stock	98,917	3,588	4.84%	79,151	2,241	3.77%

Total interest-earning assets	6,511,514	$276,161	5.65%	4,926,225	$239,246	6.48%

Non-interest-earning assets	553,114			338,364

Total assets	$7,064,628			$5,264,589

Interest-Bearing Liabilities:
Deposits	$3,129,486	$68,023	2.90%	$2,340,924	$65,416	3.73%
Securities sold under agreements to repurchase (3)	1,801,577	37,729	2.79%	1,399,763	37,764	3.60%
Notes payable	228,706	5,528	3.22%	252,815	5,152	2.72%
Other borrowings(4)	1,008,906	30,348	4.01%	643,326	21,550	4.47%

Total interest-bearing liabilities	6,168,675	$141,628	3.06%	4,636,828	$129,882	3.73%

Non-interest-bearing liabilities	203,559			112,911

Total liabilites	6,372,234			4,749,739

Stockholders’ equity	692,394			514,850

Total liabilities and stockholders’ equity	$7,064,628			$5,264,589

Net interest income; interest rate spread (5)		$134,533	2.59%		$109,364	2.75%

Net interest margin			2.75%			2.96%

Average interest-earning assets to average interest-bearing liabilities			105.56%			106.24%

(footnotes on following page)

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and other short term investments.

(2)	Includes mortgage loans held for sale and non-accrual loans.

(3)	Includes federal funds purchased, if any.

(4)	Comprised of long-term debt, advances from the FHLB and other borrowings.

(5)	Interest rate spread represents the difference between R&G Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

Mortgage Loan Servicing

     The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

	At or for the nine month period ended
	September 30,

	2003	2002

	(Dollars in thousands)
Composition of Servicing Portfolio at period end:
GNMA	$2,385,047	$2,721,221
FNMA/FHLMC	5,147,685	5,926,375
Other mortgage loans (4)	3,391,531	2,602,507

Total servicing portfolio (4)	$10,924,263	$11,250,103

Activity in the Servicing Portfolio:
Beginning servicing portfolio	$10,991,945	$7,224,571
Add: Loan originations and purchases	2,216,772	1,529,819
Servicing of portfolio loans acquired (3)	1,007,374	4,168,844
Less: Sale of servicing rights (1)	(209,560)	(176,644)
Run-offs (2)	(3,082,268)	(1,496,487)

Ending servicing portfolio (4)	$10,924,263	$11,250,103

Number of loans serviced	150,159	162,823
Average loan size	$73	$69
Average servicing fee rate	0.49%	0.51%

(1)	Corresponds to loans sold, servicing released, by Continental Capital.

(2)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3)	Includes $2.6 billion in June 2002 acquired in connection with the acquisition of Crown Bank.

(4)	At the dates shown, included $1.8 billion and $981.1 million, respectively, serviced for Premier Bank, which constituted 16.3% and 8.7% of the total servicing portfolio, and $120.6 million and $120.8 million, respectively, serviced for Crown Bank, which constituted 1.1% and 1.1%, respectively, of the total servicing portfolio at such dates.

     Substantially all of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2003, approximately 29.6% of the Company’s mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

     The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial’s servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company’s servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial’s servicing portfolio. During the nine month periods ended September 30, 2003 and 2002, the Company recognized $19.0 million and $7.2 million, respectively, of unscheduled amortization on mortgage servicing rights.

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

     The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2003, the Company had $143.9 million in borrowing capacity under unused warehousing and other lines of credit and $1.0 billion in borrowings capacity under unused lines of credit with the FHLB.

     At September 30, 2003, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $596.5 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $978.7 million at September 30, 2003, and borrowings that are scheduled to mature within the same period amounted to $1.9 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2003, Premier Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.52%, 11.49% and 12.43%, respectively. At September 30, 2003 Crown Bank also met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 6.57%, 9.99% and 10.66%, respectively. Thus, at September 30, 2003 both Premier Bank and Crown Bank were “well capitalized” institutions under the capital adequacy regulatory guidelines.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risks at December 31, 2002 are presented in Item 7A of the Company’s Annual report on Form 10-K. Information at September 30, 2003 is presented on page 23 of this Report. Management believes there have been no material changes in the Company’s market risk since December 31, 2002.

Item 4: Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

Item 3: Defaults Upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K.

(a)	Item 601 Exhibits.

No.	Description

2.1	Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996 (1)

2.2.0	Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001 (2)

2.2.1	Amendment No. 2 to Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of February 27, 2002 (3)

3.1.0	Certificate of Incorporation of R&G Financial Corporation (4)

3.1.1	Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation (4)

3.1.2	Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (6)

3.1.4	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (15)

3.1.5	Certificate of Resolution designating the terms of the Series A Preferred Stock (7)

3.1.6	Certificate of Resolution designating the terms of the Series B Preferred Stock (8)

3.1.7	Certificate of Designation for Series C Preferred Stock (12)

3.1.8	Certificate of Designation for Series D Preferred Stock (13)

3.2	Bylaws of R&G Financial Corporation (4)

4.0	Form of Stock Certificate of R&G Financial Corporation (4)

4.1	Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)

4.2	Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)

No.	Description

4.3	Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)

4.4	Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)

10.1	Master Purchase, Servicing and Collection Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994 (4)

10.2	Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on June 27, 1996 (4)

10.3	Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (4)

10.4	Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated December 1, 1994 (4)

10.5	Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995 (4)

10.6	R&G Financial Corporation Stock Option Plan (4)(*)

10.7	Guarantee Agreement between R&G Financial Corporation, R&G Acquisition Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)

10.8	Guarantee Agreement between R&G Financial Corporation and U.S. Bank National Association as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust IV, LLT, dated as of August 8, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission (“SEC”) on October 1, 1996.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2002.

(4)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on September 18, 1996, as amended.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 1999.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2001.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 1998.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 13, 2000.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-60923) filed with the SEC on August 7, 1998.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-90463) filed with the SEC on November 5, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-55834) filed with the SEC on February 16, 2001.

(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2001.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2002.

(16)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2002.

(*)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

The Registrant filed the following Reports on Form 8-K during the quarter ended September 30, 2003:

(1)	Form 8-K filed on July 17, 2003 with an attached press release announcing the Registrant’s earnings for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION

Date: November 14, 2003	By:	/S/ VICTOR J. GALAN Víctor J. Galán, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ JOSEPH R. SANDOVAL Joseph R. Sandoval
Executive Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)