Form 10-Q
period 2004-03-31
R&G FINANCIAL CORP
filed 2004-05-10
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

t	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

à	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO .

Commission file number: 000-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217

(State of incorporation	(I.R.S. Employer
or organization)	Identification No. )

280 Jesús T. Piñero Avenue
Hato Rey, San Juan, Puerto Rico	00918
(Address of principal executive offices)	(Zip Code)

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
☒ Yes       ☐ NO

Number of shares of Class B Common Stock outstanding as of March 31, 2004: 29,539,464 (Does not include 21,559,584 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

R&G FINANCIAL CORPORATION

PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$86,222	$114,916
Money market investments:
Securities purchased under agreements to resell	119,428	85,053
Time deposits with other banks	98,919	34,349
Mortgage loans held for sale, at lower of cost or market	271,378	315,691
Mortgage-backed and investment securities held for trading, at fair value	14,806	31,797
Trading securities pledged on repurchase agreements, at fair value	16,134	6,558
Mortgage-backed and investment securities available for sale, at fair value	1,930,429	1,805,360
Available for sale securities pledged on repurchase agreements, at fair value	1,283,163	1,215,287
Mortgage-backed and investment securities held to maturity, at amortized cost (estimated market value: 2004 - $15,415; 2003 - $14,940)	15,345	14,883
Held to maturity securities pledged on repurchase agreements, at amortized cost (estimated market value: 2004 - $61,502; 2003 - $65,248)	59,554	63,317
Federal Home Loan Bank stock, at cost	104,479	100,461
Loans receivable, net	4,196,730	4,048,507
Accounts receivable, including advances to investors, net	49,374	38,195
Accrued interest receivable	44,528	42,527
Servicing asset, net	112,467	119,610
Premises and equipment, net	44,772	42,782
Other assets	136,450	119,587

	$8,584,178	$8,198,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$3,709,892	$3,555,764
Federal funds purchased	—	21,000
Securities sold under agreements to repurchase	2,339,910	2,220,795
Notes payable	166,394	192,259
Advances from FHLB	1,098,600	1,129,600
Other borrowings	265,339	157,670
Accounts payable and accrued liabilities	206,554	158,006
Other liabilities	14,958	13,433

	7,801,647	7,448,527

Commitments and contingencies (see Note 7)
Stockholders’equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized:
Non-cumulative perpetual Monthly Income Preferred Stock, $25 liquidation value:
7.40% Series A, 2,000,000 shares authorized, issued and outstanding	50,000	50,000
7.75% Series B, 1,000,000 shares authorized, issued and outstanding	25,000	25,000
7.60% Series C, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
7.25% Series D, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
Common stock:
Class A - $.01 par value, 40,000,000 shares authorized, 21,559,584 issued and outstanding	216	216
Class B - $.01 par value, 60,000,000 shares authorized, 29,539,464 issued and outstanding (2003 - 29,506,715)	295	295
Additional paid-in capital	115,368	115,017
Retained earnings	417,121	387,036
Capital reserves	25,103	25,103
Accumulated other comprehensive income, net of tax	11,428	9,686

	782,531	750,353

	$8,584,178	$8,198,880

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three month
	period ended
	March 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands except for per share data)
Interest income:
Loans	$68,169	$51,955
Money market and other investments	7,094	8,618
Mortgage-backed securities	32,368	27,683

Total interest income	107,631	88,256

Interest expense:
Deposits	23,703	21,693
Securities sold under agreements to repurchase	13,513	12,771
Notes payable	1,469	1,870
Other	13,232	9,701

Total interest expense	51,917	46,035

Net interest income	55,714	42,221
Provision for loan losses	(6,470)	(4,220)

Net interest income after provision for loan losses	49,244	38,001

Non-interest income:
Net gain on origination and sale of loans	39,893	33,017
Loan administration and servicing fees	9,317	13,201
Service charges, fees and other	8,912	5,721

	58,122	51,939

Total revenues	107,366	89,940

Non-interest expenses:
Employee compensation and benefits	16,700	15,147
Office occupancy and equipment	6,380	5,702
Other administrative and general	31,243	30,543

	54,323	51,392

Income before income taxes	53,043	38,548

Income tax expense:
Current	13,505	5,940
Deferred	998	3,467

	14,503	9,407

Net income	$38,540	$29,141

Earnings per common share - Basic	$0.68	$0.49

- Diluted	$0.67	$0.49

Weighted average number of shares outstanding - Basic	51,089,482	51,034,079
- Diluted	51,326,343	51,271,139

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three month
	period ended
	March 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Net income	$38,540	$29,141

Other comprehensive income, before tax:
Unrealized (losses) gains :
Cash flow hedges	(2,696)	340

Investment securities:
Arising during period	5,486	(4,728)
Less: Reclassification adjustments for losses (gains) included in net income	13	(106)

	5,499	(4,834)

Other comprehensive gain (loss) before income taxes	2,803	(4,494)
Income tax (expense) benefit related to items of other comprehensive income	(1,062)	1,757

Other comprehensive income (loss), net of tax	1,741	(2,737)

Comprehensive income, net of tax	$40,281	$26,404

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three month period ended March 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$38,540	$29,141

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,138	2,134
Amortization of premium on investments and mortgage-backed securities, net	1,791	2,506
Scheduled amortization of servicing asset	5,479	5,597
Impairment charges on servicing asset	9,300	10,829
Provision for loan losses	6,470	4,220
Loss (gain) on sales of mortgage-backed and investment securities available for sale	13	(106)
Unrealized loss on trading securities and derivative instruments, net	2,206	803
Decrease (increase) in mortgage loans held for sale	57,648	(27,741)
Net decrease in securities held for trading	7,364	28,243
Increase in receivables	(13,181)	(4,792)
Increase in other assets	(9,420)	(8,940)
(Decrease) increase in notes payable and other borrowings	(25,928)	21,274
Increase in accounts payable and accrued liabilities	42,635	13,218
Increase in other liabilities	1,525	1,919

Total adjustments	89,040	49,164

Net cash provided by operating activities	127,580	78,305

Cash flows from investing activities:
Purchases of investment securities available for sale and held to maturity	(570,929)	(770,127)
Proceeds from sales and redemption of securities available for sale	228,495	144,806
Principal repayments on mortgage-backed securities	164,030	242,240
Proceeds from sales of loans	206,293	24,488
Net originations of loans	(381,863)	(274,910)
Purchases of FHLB stock, net	(4,018)	(14,619)
Acquisition of premises and equipment	(4,839)	(3,815)
Acquisition of servicing rights	(7,636)	(7,921)

Net cash used in investing activities	(370,467)	(659,858)

Cash flows from financing activities:
Increase in deposits - net	154,128	199,610
Decrease in federal funds purchased	(21,000)	—
Increase in securities sold under agreements to repurchase - net	119,115	341,577
(Repayments) advances from FHLB, net	(31,000)	18,000
Proceeds from issuance of long-term debt	100,000	—
Proceeds from issuance of common stock	351	194
Cash dividends:
Common stock	(4,484)	(3,353)
Preferred stock	(3,971)	(3,971)
Cash paid in lieu of fractional shares on stock split	(1)	—

Net cash provided by financing activities	313,138	552,057

Net increase (decrease) in cash and cash equivalents	70,251	(29,496)
Cash and cash equivalents at beginning of period	234,318	197,643

Cash and cash equivalents at end of period	$304,569	$168,147

Cash and cash equivalents include:
Cash and due from banks	$86,222	$101,132
Short-term investments	—	17,415
Securities purchased under agreements to resell	119,428	12,297
Time deposits with other banks	98,919	37,303

	$304,569	$168,147

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REPORTING ENTITY AND BASIS OF PRESENTATION

Reporting entity

     The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the “Company”), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank of Puerto Rico (“Premier Bank”), a Puerto Rico commercial bank, R-G Crown Bank (“Crown Bank”), a Florida-based federal savings bank, R&G Mortgage Corp. (“R&G Mortgage”), Puerto Rico’s second largest mortgage banker, R-G Investments Corporation, a Puerto Rico licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 32nd year of operations, operates as a financial holding company, pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999, and is engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

     Premier Bank and Crown Bank provide a full range of banking services, including residential, commercial and personal loans and a variety of deposit products. Premier Bank operates through thirty-one branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. Crown Bank operates in the Orlando and Tampa/St. Petersburg metropolitan areas through fifteen full service branches and seven commercial lending offices. Premier Bank also provides private banking and trust and other financial services to its customers. Premier Bank and Crown Bank are subject to the regulations of certain federal and Puerto Rico agencies, and undergo periodic examinations by those regulatory agencies.

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

Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial condition as of March 31, 2004 and the results of operations and changes in its cash flows for the three months ended March 31, 2004 and 2003.

     The results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003.

Basis of consolidation

     All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

Recent accounting pronouncements

Accounting for Derivative Instruments and Hedging Activities

     On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this Statement on July 1, 2003 had no significant effect on the consolidated financial condition or results of operations of the Company.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     On July 1, 2003 the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and specifies that such instruments embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.

     Among the instruments specified by SFAS No. 150, mandatorily redeemable financial instruments had to be classified as liabilities. The Company had $35 million of guaranteed preferred beneficial interest in company junior subordinated deferrable interest debentures (“trust preferred securities”) that had already been classified as other borrowings in its consolidated statements of financial condition as of June 30, 2003 and accordingly, the adoption of this Statement on July 1, 2003 did not have any effect on the Company’s consolidated financial statements.

Accounting for Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51” (“FIN 46”). Under FIN 46, entities that would be assessed for consolidation are typically referred to as Special-Purposed Entities (“SPEs”), although non-SPE-type entities may also be subject to the guidance. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entities residual returns, or both. FIN 46 was effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 became effective October 1, 2003.

     Under the provisions of FIN 46, effective July 1, 2003, the Company deconsolidated R&G Capital Trust I and II which had issued trust preferred securities prior to February 1, 2003. As discussed above, the Company had classified its $35 million trust preferred securities as borrowings in its consolidated statements of financial condition prior to such deconsolidation. The primary effect of deconsolidating these trusts was to change the balance sheet classification of the liabilities from guaranteed preferred beneficial interest in company junior subordinated deferrable interest debentures to long-term debt.

     The Company did not consolidate R&G Capital Trust IV created by the Company in August 2003, which issued $15 million in trust preferred securities in a private placement, and R&G Capital Trust III which in October 2003 issued $100 million of trust preferred securities in a public offering.

     On March 31, 2004 the Company created R&G Capital Trust V which also issued $100 million of trust preferred securities in a public offering. The requirements of FIN 46 were also applied to R&G Capital Trust V.

      Based on interim guidance issued by the Federal Reserve Board, the deconsolidation of these vehicles pursuant to FIN 46 would not impact the Tier I capital treatment of the liabilities to the extent permitted under current regulations until notice is given to the contrary.

Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer

     In November 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. This SOP does not apply to loans originated by the entity and it prohibits both the creating and carry over of valuation allowances in the initial accounting of all loans acquired in a transfer within the scope of this SOP. The prohibition of the carry over applies to purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Based on presently available information, management believes that adoption of this SOP will not have a significant effect on its consolidated financial statements.

Application of Accounting Principles to Loan Commitments

     On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, R&G Financial adopted the provisions of SAB 105. R&G Financial records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. R&G Financial does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on the Company’s financial condition or results of operations.

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. The weighted average number of outstanding stock options granted in connection with the Company’s Stock Option Plan (236,861 and 237,060 during the three months ended March 31, 2004 and 2003, respectively, after giving effect to stock split), is included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

Three month
period ended
March 31,
2004	2003
$0.0878	$0.0653

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes.

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held for trading:
FHLMC certificates	$30,885	$33,245

Investment securities held for trading:
Municipal securities	—	446
Bank issued trust preferred securities	—	4,650
Other	55	14

	55	5,110

	$30,940	$38,355

	March 31, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed Securities Available for Sale:
Collateralized mortgage obligations (CMO):
Due from one to five years	$5,014	$5,082	$5,939	$6,019
Due from five to ten years	42,522	42,571	20,889	20,873
Due over ten years	1,024,892	1,030,500	941,970	939,757

	1,072,428	1,078,153	968,798	966,649

CMO residuals (interest only), and interest only strips (IO’s)	131,575	132,845	107,058	107,957

FNMA certificates:
Due from one to five years	222	308	71	72
Due from five to ten years	94,016	94,077	87,989	87,101
Due over ten years	417,881	427,918	388,687	405,193

	512,119	522,303	476,747	492,366

FHLMC certificates:
Due from one to five years	202	214	3	3
Due from five to ten years	44,870	44,531	20,308	19,955
Due over ten years	419,113	426,954	439,876	448,161

	464,185	471,699	460,187	468,119

GNMA certificates:
Due from one to five years	1,055	1,089	50	52
Due from five to ten years	11,935	12,316	12,563	12,918
Due over ten years	332,446	335,357	346,568	350,217

	345,436	348,762	359,181	363,187

	2,525,743	2,553,762	2,371,971	2,398,278

Investment Securities Available for Sale:
U.S. Government and Agencies securities:
Due within one year	37,482	37,836	62,519	63,113
Due from one to five years	499,399	502,100	399,275	398,028
Due from five to ten years	47,562	49,067	79,388	81,042

	584,443	589,003	541,182	542,183

Corporate debt obligations:
Due within one year	5,009	5,064	14,247	14,362
Due from one to five years	48,568	51,439	48,578	51,376
Due from five to ten years	1,784	1,892	2,123	2,109

	55,361	58,395	64,948	67,847

US Municipal debt obligations-
Due over ten years	12,206	12,432	12,209	12,339

	652,010	659,830	618,339	622,369

	$3,177,753	$3,213,592	$2,990,310	$3,020,647

	March 31, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held to maturity:
GNMA certificates:
Due from one to five years	$3,215	$3,321	$3,497	$3,581
Due from five to ten years	408	414	463	469
Due over ten years	22,304	22,804	25,475	26,079

	25,927	26,539	29,435	30,129

FNMA certificates-
Due over ten years	4,494	4,692	4,785	4,999

FHLMC certificates-
Due over ten years	76	74	81	79

	30,497	31,305	34,301	35,207

Investment securities held to maturity:
United States Government and Agencies obligations-
Due from one to five years	2,499	2,499	1,997	1,997

Puerto Rico Government and Agencies obligations:
Due within one year	558	566	558	567
Due from one to five years	31,846	33,175	31,846	33,088
Due from five to ten years	9,399	9,272	9,398	9,230

	41,803	43,013	41,802	42,885

Other - Due from one to five years	100	100	100	100

	44,402	45,612	43,899	44,982

	$74,899	$76,917	$78,200	$80,189

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at March 31, 2004 the Company had investment and mortgage-backed securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

Carrying Amount
(Unaudited)
(Dollars in thousands)
Mortgage-backed and investment securities available for sale, at fair value	$1,058,156
Mortgage-backed securities held to maturity, at amortized cost	264

$1,058,420

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans consist of the following:

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Real estate loans:
Residential - first mortgage	$2,433,339	$2,384,279
Residential - second mortgage	36,647	34,999
Land	109,235	96,796
Construction	635,211	603,867
Commercial	814,527	792,950

	4,028,959	3,912,891
Undisbursed portion of loans in process	(228,496)	(224,960)
Net deferred loan costs	1,106	1,369

	3,801,569	3,689,300

Other loans:
Commercial	223,786	188,690
Consumer:
Secured by deposits	23,534	24,713
Secured by real estate	51,149	53,709
Other	140,341	131,711
Unearned interest	(1)	(1)

	438,809	398,822

Total loans	4,240,378	4,088,122
Allowance for loan losses	(43,648)	(39,615)

	$4,196,730	$4,048,507

     The changes in the allowance for loan losses follow:

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Balance, beginning of period	$39,615	$32,675
Provision for loan losses	6,470	4,220
Loans charged-off	(3,081)	(3,672)
Recoveries	583	312
Transfers	61	(193)

Balance, end of period	$43,648	$33,342

The following table sets forth the amounts and categories of R&G Financial’s non-performing assets at the dates indicated.

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Non-accruing loans:
Residential real estate (1)	$67,864	$57,031
Residential construction	2,855	2,424
Commercial real estate	22,863	22,589
Commercial business	2,311	1,733
Consumer unsecured	908	833

Total	96,801	84,610

Accruing loans greater than 90 days delinquent:
Residential real estate (1)	—	—
Residential construction	—	—
Commercial real estate	881	—
Commercial business	499	382
Consumer	350	422

Total accruing loans greater than 90 days delinquent	1,730	804

Total non-performing loans	98,531	85,414

Real estate owned (2)	19,894	19,954
Other repossessed assets	242	220

	20,136	20,174

Total non-performing assets	$118,667	$105,588

Total non-performing loans as a percentage of total loans	2.21%	1.98%

Total non-performing assets as a percentage of total assets	1.38%	1.29%

Allowance for loan losses as a percentage of total non-performing loans	44.30%	46.38%

Allowance for loan losses as a percentage of total loans outstanding	0.98%	0.92%

Net charge-offs to average loans outstanding	0.22%	0.32%

(1)	R&G Financial’s historical charge-offs with respect to residential real estate loans have been low. As a result, R&G Financial’s aggregate charge-offs as a percentage of total average loans outstanding amounted to 0.22% during the three months ended March 31, 2004 and 0.32% during the year ended December 31, 2003.

(2)	Consist primarily of residential real estate foreclosed by the Company.

NOTE 5 - SERVICING ASSET

The changes in the servicing asset of the Company follows:

	Three months
	period ended
	March 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$119,610	$142,334
Rights originated	7,414	6,492
Rights purchased	222	1,429
Scheduled amortization	(5,479)	(5,597)
Impairment charges:
Unscheduled amortization	(5,765)	(6,708)
Provision of valuation reserves	(3,535)	(4,120)

Balance at end of period	$112,467	$133,830

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Passbook savings	$350,613	$337,463

NOW accounts	143,378	133,201
Super NOW accounts	437,639	426,144
Regular checking accounts (non-interest bearing)	153,037	134,659
Commercial checking accounts (non-interest bearing)	288,473	259,614

	1,022,527	953,618

Certificates of deposit:
Under $100,000	714,314	731,655
$100,000 and over	1,615,576	1,527,581

	2,329,890	2,259,236

Accrued interest payable	6,862	5,447

	$3,709,892	$3,555,764

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments to buy and sell GNMA certificates and mortgage loans

As of March 31, 2004, the Company had open commitments to issue GNMA certificates of approximately $109.4 million. In addition, the Company had commitments to sell mortgage loans to third party investors amounting to approximately $251.8 million.

Unrealized gains and losses are recorded in trading activities in the accompanying consolidated statements of income related to these forward sales commitments, for the difference between committed prices and market prices at the balance sheet date. Unrealized trading gains or losses were not significant during the three months ended March 31, 2004.

Lease commitments

The Company is obligated under several noncancelable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

Other

At March 31, 2004, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $1.2 billion at March 31, 2004. At March 31, 2004, the Company has an allowance for recourse provisions of $4.1 million. Historical losses on recourse obligations have not been significant.

In April 2002, R&G Acquisition Holdings Corporation (a wholly-owned subsidiary of R&G Financial) (“RAC”), a Florida corporation and the holding company of Crown Bank, formed R&G Capital Trust I. R&G Capital Trust I issued $25 million of trust preferred securities in a private placement. In addition, in August 2003, RAC also formed R&G Capital Trust IV which issued $15 million of trust preferred securities in a private placement, and in October 2003 and March 2004, the Company formed R&G Capital Trust III and R&G Capital Trust V, respectively, each of which issued $100 million of trust preferred securities in public offerings (see Note 1). The Company has guaranteed certain obligations of RAC to R&G Capital Trust I and IV, and has guaranteed certain obligations of R&G Capital Trust III and V.

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

During the first quarter of 2004, the Puerto Rico Treasury Department (“PRTD”) began an income tax examination of the income tax returns for the year 2001 of R&G Financial (parent only) and R-G Mortgage. Management believes that this examination should not result in any significant adverse effect on the Company’s financial condition or results of operations.

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

	Three month period ended
	March 31,
	2004	2003
	(Unaudited) (Dollars in thousands)
Employee costs	$25,847	$23,102

Other administrative and general expenses	$32,938	$32,092

NOTE 9 - INDUSTRY SEGMENTS

The following summarized information presents the results of the Company’s operations for its traditional banking and mortgage banking activities:

	(Dollars in thousands)
	Three month period ended March 31,
	2004				2003
	(Unaudited)
		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other (1)	Totals	Banking	Banking	Other (1)	Totals
Revenues	$73,441	$31,812	$5,278	$110,531	$41,425	$45,663	$3,269	$90,357
Non-interest expenses	25,935	27,729	1,895	55,559	23,375	27,607	1,198	52,180
Income before income taxes	$47,506	$4,083	$3,383	$54,972	$18,050	$18,056	$2,071	$38,177

(1)	Comprised of broker-dealer and insurance agency operations.

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company’s consolidated amounts (unaudited):

	Three month period ended
	March 31,
	2004	2003
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$110,531	$90,357
Elimination of intersegment revenues	(1,729)	(904)
Corporate revenues	(1,436)	487

Total consolidated revenues	$107,366	$89,940

Income before income taxes:
Total income before income taxes for reportable segments	$54,972	$38,177
Elimination of intersegment profits	(30)	102
Unallocated corporate income	(1,899)	269

Income before income taxes, consolidated	$53,043	$38,548

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company’s consolidated total assets as of March 31, 2004 and December 31, 2003 follows:

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Assets:
Banking	$7,806,171	$7,387,475
Mortgage Banking	863,819	890,023
Other	161,026	168,294

Total assets for reportable segments	8,831,016	8,445,792
Parent company assets	171,450	66,920
Elimination of intersegment balances	(418,288)	(313,832)

Consolidated total assets	$8,584,178	$8,198,880

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

General

     R&G Financial Corporation (the “Company”) is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities and insurance brokerage activities. The Company, currently in its 32nd year of operations, operates 31 bank branches mainly located in the northeastern section of Puerto Rico, 15 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 5 mortgage and 7 commercial lending offices in the continental United States, and 52 mortgage offices in Puerto Rico, including 25 facilities located within Premier Bank’s branches.

     The Company is engaged in providing a full range of banking services through R-G Premier Bank of Puerto Rico (“Premier Bank”), its Puerto Rico commercial bank, and R-G Crown Bank (“Crown Bank”), its Florida-based federal savings bank acquired in June 2002. Banking activities include commercial banking services, corporate and construction lending, consumer lending and credit cards, offering a variety of deposit products and, to a lesser extent, trust and investment services through private banking.

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

     The Company is the second largest mortgage loan originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial’s mortgage servicing portfolio amounted to approximately $10.9 billion as of March 31, 2004, or essentially the same amount as of the same date a year ago. While R&G Financial’s servicing portfolio continues to be affected by a high level of prepayments due to lower interest rates, R&G Financial continues to emphasize increasing the size of its mortgage servicing portfolio by relying principally on internal loan originations.

     As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At March 31, 2004, the Company held securities available for sale with a fair market value of $3.2 billion, which included $2.6 billion of mortgage-backed securities, of which $337.1 million consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. R&G Financial’s lower effective tax rate compared to the maximum statutory rate reflects the exemption under Puerto Rico law of the net interest income derived from such securities. In addition, the Company invests in certain U.S. agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation. Finally, through its international banking subsidiaries, the Company may invest in various U.S. securities, the income on which is exempt from Puerto Rico income taxation and is also not subject to federal income taxation.

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

Financial Condition

     At March 31, 2004, total assets amounted to $8.6 billion, as compared to $8.2 billion at December 31, 2003. The $385.3 million or 4.7% increase in total assets since the beginning of the year was primarily the result of a $192.9 million or 6.4% increase in mortgage-backed and investment securities available for sale, and a $148.2 million or 3.7% increase in loans receivable, net, due to continued strong loan production during the three months period ended March 31, 2004 of $929.8 million, although a 9% decrease when compared to the corresponding period in 2003. The Company’s loan production during the quarter ended March 31, 2004 was principally affected by decreased refinancings in the U.S. at Crown Bank. The Company’s loan production continues to be driven principally by the Company’s ongoing expansion in commercial and residential lending in Central Florida and Puerto Rico, as well as refinancings in Puerto Rico, which continue to be consistent with R&G Financial’s historical experience.

     At March 31, 2004, R&G Financial had $3.9 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $3.7 billion at December 31, 2003. R&G Financial utilized repurchase agreements and deposits to fund its growth during the period; total deposits grew 4.3% from $3.6 billion at December 31, 2003 to $3.7 billion at March 31, 2004, whereas repurchase agreements increased by $119.1 million or 5.4%.

     At March 31, 2004, R&G Financial’s allowance for loan losses totaled $43.6 million, which represented a $4.0 million or 10.2% increase from the level maintained at December 31, 2003. At March 31, 2004, R&G Financial’s allowance represented approximately 0.98% of the total loan portfolio and 44.30% of total non-performing loans. However, excluding R&G Financial’s residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.18% and 142.33%, respectively, at March 31, 2004, compared to 2.09% and 139.57% at December 31, 2003.

     Non-performing loans amounted to $98.5 million at March 31, 2004, an increase of $13.1 million when compared to $85.4 million at December 31, 2003. The increase is primarily related to a $10.8 million increase in delinquent residential real estate loans over 90 days past due, as the Company re-acquired loans pursuant to recourse provisions in existing sale contracts made prior to 2001. On certain of these contracts, the Company is required to re-acquire any loans sold that become delinquent over 120 days.

At March 31, 2004, $67.9 million or 68.9% of non-performing loans consisted of residential mortgage loans in which R&G Financial has historically experienced a low level of loan charge-offs. R&G Financial’s aggregate net charge-offs as a percentage of total average loans outstanding amounted to 0.22% during the three months ended March 31, 2004 and 0.32% during the year ended December 31, 2003. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and the resulting loan charge-offs have historically been lower than in the United States.

     Stockholders’ equity increased from $750.4 million at December 31, 2003 to $782.5 million at March 31, 2004. The $32.2 million or 4.3% increase was due primarily to the net income recognized during the period, net of dividends paid.

Results of Operations

     During the three months ended March 31, 2004, R&G Financial reported net income of $38.5 million or $0.67 of earnings per diluted share compared to net income of $29.1 million or $0.49 of earnings per diluted share for the comparative period in 2003. These results reflect an increase in earnings per diluted share of 36.7% for the three months period ending March 31, 2004 over the comparable periods in 2003.

     Net interest income increased by $13.5 million or 32.0% during the three months period ended March 31, 2004 to $55.7 million, due to a $1.7 billion increase in the average balance of interest-earning assets, together with a 7 basis point increase in the Company’s net interest margin from 2.81% to 2.88%.

     The provision for loan losses amounted to $6.5 million during the three months ended March 31, 2004, a 53.3% increase over the prior comparable period, reflecting the continuing increase in the Company’s commercial real estate and construction loan portfolios, which have higher credit risk compared to residential loans.

     R&G Financial also experienced an increase in non-interest income during the three months ended March 31, 2004 over the comparable period. Net gain on sale of loans increased by $6.9 million or 20.8% over the prior comparable period, as a result of strong loan production within the Company’s Puerto Rico mortgage operations, and an increase in the volume of loans sold during the period. Total loan production during the three months ended March 31, 2004 amounted to $929.8 million compared to $1.0 billion during the prior comparable period. Loan administration and servicing fees decreased by $3.9 million or 29.4% over the comparable period, due to a decrease in the Company’s weighted average servicing fee during the period. Other fee income increased by $3.2 million or 55.8%. Such increase reflects the added contributions made by the Company’s insurance agency and broker-dealer subsidiaries, as well as the fee income generated through the operations of Crown Bank.

     Total expenses increased by $2.9 million or 5.7% during the three months ended March 31, 2004 over the comparable 2003 period, partially due to a $1.6 million or 10.3% increase in employee compensation and benefits associated with general growth in Company operations in Puerto Rico and Florida. The increase in total expenses was also due to a $678,000 or 11.9% increase in office occupancy and equipment expenses and a $700,000 or 2.3% increase in other administrative and general expenses, which is net of a $1.5 million reduction in expenses associated with impairment charges of the Company’s servicing asset.

     During the first quarter of 2004, the Company reported $5.8 million of impairment charges on its servicing asset related to unscheduled amortization amounts, compared to $6.7 million during the first quarter of 2003. The decrease in unscheduled amortization amounts during the first quarter of 2004 compared to the first quarter of 2003 is due to lower prepayment speeds in the Company’s servicing portfolio. The decrease in prepayments reflect the increase in interest rates for mortgage loans during the period. Notwithstanding the reduction of prepayment speeds of the portfolio, the Company recorded during the first quarter of 2004 a $3.5 impairment charge on its servicing asset related to valuation reserves for a temporary decline in the fair value of its servicing portfolio. The decline was caused by a decrease during March 2004 in the interest rate for refinancings of mortgage loans. Given that the decrease in the rate for mortgage loans was only for a short period of time during the quarter, such decrease did not have a significant effect on actual prepayment of the portfolio nor unscheduled amortization amounts during the quarter. Based on the level of interest rates since, management estimates a complete reversal during the second quarter of 2004 of the $3.5 million valuation impairment charge recorded during the first quarter. The value of the Company’s servicing portfolio is expected to increase given the more recent levels of higher interest rates, which are expected to result in lower prepayment speeds. Unscheduled amortization amounts are expected to decline also in future periods due to the lower prepayment speeds.

Interest Rate Risk Management

     The following table summarizes the anticipated maturities or repricing or R&G Financial’s interest-earning assets and interest-bearing liabilities as of March 31, 2004, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company’s mortgage banking business as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

	Within	Four to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over Five
(Dollars in Thousands)	Months	Months	Three Years	to Five Years	Years	Total
Interest-earning assets(1):
Loans receivable	$1,417,423	$472,215	$665,205	$410,507	$1,273,920	$4,239,270
Mortgage loans held for sale	57,527	29,652	68,876	55,912	59,411	271,378
Mortgage-backed securities(2)(3)	154,562	432,077	453,031	321,877	1,253,599	2,615,146
Investment Securities(3)	238,948	159,391	293,548	109,896	6,983	808,766
Other interest-earning assets(4)	218,347	—	—	—	—	218,347

Total	$2,086,807	$1,093,335	$1,480,660	$898,192	$2,593,913	$8,152,907

Interest bearing liabilities:
Deposits (5)
NOW and Super NOW accounts	$29,781	$81,237	$89,300	$72,333	$308,366	$581,017
Passbook savings accounts	8,766	25,422	63,286	50,628	202,510	350,612
Regular and commercial checking	22,074	61,812	67,949	55,038	234,637	441,510
Certificates of deposit	422,333	809,110	688,043	408,466	1,938	2,329,890
FHLB advances	138,000	5,000	530,600	235,000	190,000	1,098,600
Securities sold under agreements to repurchase (6)	1,039,195	167,223	945,292	50,000	138,200	2,339,910
Other borrowings(7)	99,407	132,326	—	—	200,000	431,733

Total	1,759,556	1,282,130	2,384,470	871,465	1,275,651	7,573,272

Effect of hedging instruments	170,000	—	(65,000)	(25,000)	(80,000)	—

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$497,251	($188,795)	($968,810)	$1,727	$1,238,262	$579,635

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$497,251	$308,456	($660,354)	($658,627)	$579,635

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total assets	5.79%	3.59%	-7.69%	-7.67%	6.75%

(footnotes on following page)

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather that in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(2)	Reflects estimated prepayments in the current interest rate environment.

(3)	Includes securities held for trading, available for sale and held to maturity.

(4)	Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold.

(5)	Does not include non-interest-bearing deposit accounts.

(6)	Includes federal funds purchased, if any,

(7)	Comprised of warehousing lines, notes payable and other borrowings.

     As of March 31, 2004, the Company had a one year positive gap of approximately $308.5 million, which constituted 3.6% of total assets at such date, compared to a negative gap of approximately $116.2 million or 1.4% of total assets at December 31, 2003. R&G Financial had a positive gap within one year as of March 31, 2004 compared to a negative gap as of December 31, 2003, due primarily to the Company’s emphasis on commercial and construction lending, which results in a greater amount of adjustable rate loans in the Company’s loan portfolio, as well as to the continued extension during the first quarter of 2004 of the maturity dates of certain borrowings of the Company into longer-term maturities, taking advantage of the continued low interest rate environment. The Company estimates that as of March 31, 2004, close to 61.9% of all borrowings of the Company had maturity dates longer than one year.

     While the Company presents its fixed-rate residential mortgage loans receivable portfolio held for investment purposes according to its maturity date, from time to time the Company may negotiate special transactions with FHLMC and/or FNMA or other third party investors for the sale of such loans. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

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

	For the three months period ended March 31,
	2004			2003
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Cash and cash equivalents(1)	$170,377	$615	1.44%	$77,931	$265	1.36%
Investment securities held for trading	1,298	9	2.77	—	—	—
Investment securities available for sale	573,979	5,543	3.86	588,445	6,892	4.68
Investment securities held to maturity	44,256	495	4.47	30,466	399	5.24
Mortgage-backed securities held for trading	42,826	662	6.18	112,665	974	3.46
Mortgage-backed securities available for sale	2,332,165	31,245	5.36	1,961,327	26,055	5.31
Mortgage-backed securities held to maturity	32,361	461	5.70	45,129	654	5.80
Loans receivable, net (2)	4,450,354	68,169	6.13	3,107,633	51,955	6.69
FHLB Stock	100,547	432	1.72	92,117	1,062	4.61

Total interest-earning assets	7,748,163	$107,631	5.56%	6,015,713	$88,256	5.87%

Non-interest-earning assets	643,366			567,977

Total assets	$8,391,529			$6,583,690

Interest-Bearing Liabilities:
Deposits	$3,596,302	$23,703	2.64%	$2,844,890	$21,693	3.05%
Securities sold under agreements to repurchase (3)	2,218,083	13,513	2.44	1,721,065	12,771	2.97
Notes payable	177,092	1,469	3.32	230,702	1,870	3.24
Other borrowings(4)	1,263,945	13,232	4.19	987,288	9,701	3.93

Total interest-bearing liabilities	7,255,422	$51,917	2.86%	5,783,945	$46,035	3.18%

Non-interest-bearing liabilities	369,665			127,890

Total liabilities	7,625,087			5,911,835

Stockholders’ equity	766,442			671,855

Total liabilities and stockholders’ equity	$8,391,529			$6,583,690

Net interest income; interest rate spread (5)		$55,714	2.70%		$42,221	2.69%

Net interest margin			2.88%			2.81%

Average interest-earning assets to average interest-bearing liabilities			106.79%			104.01%

(footnotes on following page)

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and other short term investments.

(2)	Includes mortgage loans held for sale and non-accrual loans.

(3)	Includes federal funds purchased, if any.

(4)	Comprised of long-term debt, advances from the FHLB and other borrowings.

(5)	Interest rate spread represents the difference between R&G Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

Mortgage Loan Servicing

     The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

	At or for the three months period ended
	March 31,
	2004	2003
	(Dollars in thousands)
Composition of Servicing Portfolio at period end:
GNMA	$2,243,093	$2,559,133
FNMA/FHLMC	4,747,562	5,425,414
Other mortgage loans (3)	3,902,822	2,892,433

Total servicing portfolio (3)	$10,893,477	$10,876,980

Activity in the Servicing Portfolio:
Beginning servicing portfolio	$10,942,821	$10,991,945
Add: Loan originations and purchases	628,281	676,109
Servicing of portfolio loans acquired	834	165,851
Less: Sale of servicing rights(1)	(66,628)	(71,531)
Run-offs(2)	(611,831)	(885,394)

Ending servicing portfolio(3)	$10,893,477	$10,876,980

Number of loans serviced	146,331	155,824
Average loan size	$74	$70
Average servicing fee rate	0.40%	0.48%

(1)	Corresponds to loans sold, servicing released, by Continental Capital.

(2)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3)	At the dates shown, included $2.0 billion and $1.3 billion, respectively, serviced for Premier Bank, which constituted 18.3% and 12.4% of the total servicing portfolio, and $262.0 million and $86.5 million, respectively, serviced for Crown Bank, which constituted 2.40% and 0.79%, respectively, of the total servicing portfolio at such dates.

     Substantially all of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2004, approximately 26.2% of the Company’s mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

     The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial’s servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company’s servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial’s servicing portfolio. During the three month periods ended March 31, 2004 and 2003, the Company recognized $5.8 million and $6.7 million, respectively, of unscheduled amortization on mortgage servicing rights.

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

     The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2004, the Company had $160.4 million in borrowing capacity under unused warehousing and other lines of credit and $1.2 billion in borrowing capacity under unused lines of credit with the FHLB.

     At March 31, 2004, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $550.8 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $1.2 billion at March 31, 2004, and borrowings that are scheduled to mature within the same period amounted to $1.5 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2004, Premier Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.17%, 12.30% and 13.30%, respectively. At March 31, 2004 Crown Bank also met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 8.09%, 12.09% and 12.92%, respectively. Thus, at March 31, 2004 both Premier Bank and Crown Bank were “well capitalized” institutions under the capital adequacy regulatory guidelines.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risks at December 31, 2003 are presented in Item 7A of the Company’s Annual report on Form 10-K. Information at March 31, 2004 is presented on page 21 of this Report. Management believes there have been no material changes in the Company’s market risk since December 31, 2003.

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

     Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Not applicable

Item 3: Defaults Upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable

Item 5: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6: Exhibits and Reports on Form 8-K.

(a)                    Item 601 Exhibits.

No.	Description
2.1	Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996 (1)

2.2.0	Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001 (2)

2.2.1	Amendment No. 2 to Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of February 27, 2002 (3)

3.1.0	Certificate of Incorporation of R&G Financial Corporation (4)

3.1.1	Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation (4)

3.1.2	Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (6)

3.1.4	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (15)

3.1.5	Certificate of Resolution designating the terms of the Series A Preferred Stock (7)

3.1.6	Certificate of Resolution designating the terms of the Series B Preferred Stock (8)

3.1.7	Certificate of Designation for Series C Preferred Stock (12)

3.1.8	Certificate of Designation for Series D Preferred Stock (13)

3.2	Bylaws of R&G Financial Corporation (4)

4.0	Form of Stock Certificate of R&G Financial Corporation (4)

4.1	Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)

4.2	Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)

4.3	Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)

4.4	Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)

4.5	Form of Indenture dated as of October 6, 2003, between R&G Financial Corporation and Wilmington Trust Company (18)

4.6	Form of Indenture dated as of March 31, 2004, between R&G Financial Corporation and Wilmington Trust Company (20)

10.1	Master Purchase, Servicing and Collection Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994 (4)

No.	Description
10.2	Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on June 27, 1996 (4)

10.3	Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (4)

10.3.1	Amendment No. 3 to the Master Production Agreement, dated as of January 1, 2004

10.4	Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated December 1, 1994 (4)

10.5	Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995 (4)

10.6	R&G Financial Corporation Stock Option Plan (4)(*)

10.6.1	R&G Financial Corporation 2004 Stock Option Plan (19)(*)

10.7	Guarantee Agreement between R&G Financial Corporation, R&G Acquisition Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)

10.8	Guarantee Agreement between R&G Financial Corporation and U.S. Bank National Association as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust IV, LLT, dated as of August 8, 2003 (17)

10.9	Form of Preferred Securities Agreement, dated as of October 6, 2003, by and between R&G Financial Corporation and Wilmington Trust Company(18)

10.10	Form of Amended and Restated Declaration of Trust, dated as of October 6, 2003, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (18)

10.11	Form of Guarantee Agreement between R&G Financial Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust dated as of March 31, 2004 (20)

10.12	Form of Amended and Restated Declaration of Trust dated as of March 31, 2004, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission (“SEC”) on October 1, 1996.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2002.

(4)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on September 18, 1996, as amended.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 1999.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2001.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 1998.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 13, 2000.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-60923) filed with the SEC on August 7, 1998.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-90463) filed with the SEC on November 5, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-55834) filed with the SEC on February 16, 2001.

(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2001.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2002.

(16)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2002.

(17)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2003.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-107365) filed with the SEC on July 25, 2003.

(19)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting filed with the SEC on April 5, 2004.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-113321) filed with the SEC on March 15, 2004.

(*)	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

      The Registrant filed the following Reports on Form 8-K during the quarter ended March 31, 2004.

      (1)  Form 8-K filed on January 20, 2004 with an attached press release announcing the Registrant’s earnings for the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION

Date: May 10, 2004	By:	/S/ VICTOR J. GALAN

Víctor J. Galán, Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ JOSEPH R. SANDOVAL

Joseph R. Sandoval
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)