Form 10-Q
period 2004-06-30
R&G FINANCIAL CORP
filed 2004-08-09
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217

(State of incorporation or organization)	(I.R.S. Employer Identification No. )

280 Jesús T. Piñero Avenue Hato Rey, San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip Code)

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

YES ☒            NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☒Yes ☐No

Number of shares of Class B Common Stock outstanding as of June 30, 2004: 29,542,836 (Does not include 21,559,584 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

R&G FINANCIAL CORPORATION

PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$120,776	$114,916
Money market investments:
Securities purchased under agreements to resell	144,221	85,053
Time deposits with other banks	79,437	34,349
Mortgage loans held for sale, at lower of cost or market	277,025	315,691
Mortgage-backed and investment securities held for trading, at fair value	25,232	31,797
Trading securities pledged on repurchase agreements, at fair value	5,405	6,558
Mortgage-backed and investment securities available for sale, at fair value	1,827,789	1,805,360
Available for sale securities pledged on repurchase agreements, at fair value	1,367,387	1,215,287
Mortgage-backed and investment securities held to maturity, at amortized cost (estimated market value: 2004 - $15,145; 2003 - $14,940)	15,073	14,883
Held to maturity securities pledged on repurchase agreements, at amortized cost (estimated market value: 2004 - $59,931; 2003 - $65,248)	58,013	63,317
Federal Home Loan Bank stock, at cost	111,092	100,461
Loans receivable, net	4,506,621	4,048,507
Accounts receivable, including advances to investors, net	48,897	38,195
Accrued interest receivable	46,619	42,527
Servicing asset, net	117,740	119,610
Premises and equipment, net	47,461	42,782
Other assets	145,787	119,587

	$8,944,575	$8,198,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$3,822,998	$3,555,764
Federal funds purchased	40,000	21,000
Securities sold under agreements to repurchase	2,488,536	2,220,795
Notes payable	136,813	192,259
Advances from FHLB	1,238,600	1,129,600
Other borrowings	265,281	157,670
Accounts payable and accrued liabilities	152,485	158,006
Other liabilities	20,035	13,433

	8,164,748	7,448,527

Commitments and contingencies (see Note 7)
Stockholders’equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized:
Non-cumulative perpetual Monthly Income Preferred Stock, $25 liquidation value:
7.40% Series A, 2,000,000 shares authorized, issued and outstanding	50,000	50,000
7.75% Series B, 1,000,000 shares authorized, issued and outstanding	25,000	25,000
7.60% Series C, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
7.25% Series D, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
Common stock:
Class A - $.01 par value, 80,000,000 shares authorized in 2004 (2003 - 40,000,000), 21,559,584 issued and outstanding	216	216
Class B - $.01 par value, 120,000,000 shares authorized in 2004 (2003 - 60,000,000), 29,542,836 issued and outstanding (2003 - 29,506,715)	295	295
Additional paid-in capital	115,412	115,017
Retained earnings	449,077	387,036
Capital reserves	25,103	25,103
Accumulated other comprehensive (loss) income, net of tax	(23,276)	9,686

	779,827	750,353

	$8,944,575	$8,198,880

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three month		Six month
	period ended		period ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)			(Unaudited)
	(Dollars in thousands except for per share data)
Interest income:
Loans	$70,091	$55,007	$138,260	$106,962
Money market and other investments	8,112	7,972	15,206	16,590
Mortgage-backed securities	31,493	29,579	63,861	57,262

Total interest income	109,696	92,558	217,327	180,814

Interest expense:
Deposits	23,742	22,968	47,445	44,661
Securities sold under agreements to repurchase	14,119	12,814	27,632	25,585
Notes payable	550	2,139	2,019	4,009
Other	15,279	10,068	28,511	19,769

Total interest expense	53,690	47,989	105,607	94,024

Net interest income	56,006	44,569	111,720	86,790
Provision for loan losses	(6,265)	(4,444)	(12,735)	(8,664)

Net interest income after provision for loan losses	49,741	40,125	98,985	78,126

Non-interest income:
Net gain on origination and sale of loans	41,439	44,883	81,332	77,900
Loan administration, fee income and other	17,885	20,330	36,114	39,252

	59,324	65,213	117,446	117,152

Total revenues	109,065	105,338	216,431	195,278

Non-interest expenses:
Employee compensation and benefits	18,839	14,506	35,539	29,653
Office occupancy and equipment	6,906	6,074	13,286	11,776
Other administrative and general	29,394	42,706	60,637	73,249

	55,139	63,286	109,462	114,678

Income before income taxes	53,926	42,052	106,969	80,600

Income tax expense:
Current	9,353	6,866	22,858	12,806
Deferred	3,826	3,736	4,824	7,203

	13,179	10,602	27,682	20,009

Net income	$40,747	$31,450	$79,287	$60,591

Earnings per common share — Basic	$0.72	$0.54	$1.40	$1.03

- Diluted	$0.72	$0.54	$1.39	$1.03

Weighted average number of shares outstanding — Basic	51,101,380	51,064,650	51,095,431	51,049,449
- Diluted	51,377,157	51,271,706	51,351,763	51,271,424

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three month		Six month
	period ended		period ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
		(Dollars in thousands)
Net income	$40,747	$31,450	$79,287	$60,591

Other comprehensive income, before tax:
Unrealized gains (losses):
Cash flow hedges	7,086	(1,979)	4,390	(1,639)

Investment securities:
Arising during period	(63,767)	(4,933)	(58,281)	(9,661)
Less: Reclassification adjustments for gains included in net income	(83)	(714)	(70)	(820)

	(63,850)	(5,647)	(58,351)	(10,481)

Other comprehensive loss before income taxes	(56,764)	(7,626)	(53,961)	(12,120)
Income tax benefit related to items of other comprehensive income	22,061	2,971	20,999	4,728

Other comprehensive loss, net of tax	(34,703)	(4,655)	(32,962)	(7,392)

Comprehensive income, net of tax	$6,044	$26,795	$46,325	$53,199

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six month period ended June 30,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$79,287	$60,591

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,691	4,455
Amortization of premium on investments and mortgage-backed securities, net	4,709	5,766
Scheduled amortization of servicing asset	11,009	11,245
Impairment charges on servicing asset, net	5,943	27,536
Provision for loan losses	12,735	8,664
Gain on sales of mortgage-backed and investment securities available for sale	(70)	(820)
Unrealized loss on trading securities and derivative instruments, net	1,287	1,284
Decrease (increase) in mortgage loans held for sale	38,262	(7,212)
Net decrease in securities held for trading	7,470	32,425
Increase in receivables	(14,794)	(4,205)
Increase in other assets	(19,033)	(23,340)
(Decrease) increase in notes payable and other borrowings	(55,567)	9,149
Increase in accounts payable and accrued liabilities	18,829	53,764
Increase in other liabilities	6,602	5,721

Total adjustments	22,073	124,432

Net cash provided by operating activities	101,360	185,023

Cash flows from investing activities:
Purchases of investment securities available for sale and held to maturity	(915,432)	(1,431,196)
Proceeds from sales and redemption of securities available for sale	281,580	109,908
Principal repayments on mortgage-backed securities	422,628	877,984
Proceeds from sales of loans	346,490	52,312
Net originations of loans	(838,108)	(588,032)
Purchases of FHLB stock, net	(10,631)	(18,604)
Acquisition of premises and equipment	(8,813)	(5,890)
Acquisition of servicing rights	(15,082)	(23,593)

Net cash used in investing activities	(737,368)	(1,027,111)

Cash flows from financing activities:
Increase in deposits — net	267,234	438,283
Increase in federal funds purchased	19,000	5,000
Increase in securities sold under agreements to repurchase — net	267,741	355,730
Advances from FHLB, net	109,000	76,000
Proceeds from issuance of long-term debt	100,000	—
Proceeds from issuance of common stock	395	218
Cash dividends:
Common stock	(9,304)	(6,961)
Preferred stock	(7,942)	(7,942)

Net cash provided by financing activities	746,124	860,328

Net increase in cash and cash equivalents	110,116	18,240
Cash and cash equivalents at beginning of period	234,318	197,643

Cash and cash equivalents at end of period	$344,434	$215,883

Cash and cash equivalents include:
Cash and due from banks	$120,776	$144,380
Short-term investments	—	15,000
Securities purchased under agreements to resell	144,221	34,726
Time deposits with other banks	79,437	21,777

	$344,434	$215,883

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — REPORTING ENTITY AND BASIS OF PRESENTATION

Reporting entity

     The accompanying unaudited consolidated financial statements include the accounts of R&G Financial Corporation (the “Company”), a diversified financial services company, and its wholly-owned subsidiaries, R-G Premier Bank of Puerto Rico (“Premier Bank”), a Puerto Rico commercial bank, R-G Crown Bank (“Crown Bank”), a Florida-based federal savings bank, R&G Mortgage Corp. (“R&G Mortgage”), Puerto Rico’s second largest mortgage banker, R&G International Corp., a Puerto Rico international banking entity, R-G Investments Corporation, a Puerto Rico licensed securities broker-dealer, and Home & Property Insurance Corp., a Puerto Rico insurance agency. The Company, currently in its 32nd year of operations, operates as a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999, and is engaged in banking, mortgage banking, and securities and insurance brokerage through its subsidiaries.

     Premier Bank and Crown Bank provide a full range of banking services, including residential, commercial and personal loans and a variety of deposit products. Premier Bank operates through thirty-two branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. Crown Bank operates in the Orlando and Tampa/St. Petersburg metropolitan areas through fifteen full service branches and six commercial lending offices. Premier Bank also provides private banking and trust and other financial services to its customers. Premier Bank and Crown Bank are subject to the regulations of certain federal and Puerto Rico agencies, and undergo periodic examinations by those regulatory agencies.

     Crown Bank is also engaged in the origination of FHA-insured, VA-guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the States of New York, New Jersey, Connecticut and North Carolina, through its wholly-owned subsidiary, Continental Capital Corporation (“Continental Capital”).

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

Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (principally consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial condition as of June 30, 2004 and the results of operations and changes in its cash flows for the three and six months ended June 30, 2004 and 2003.

     The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003.

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

     Under the provisions of FIN 46, effective July 1, 2003, the Company deconsolidated R&G Capital Trust I and II, which had issued trust preferred securities prior to February 1, 2003. As discussed above, the Company had classified its $35 million trust preferred securities as borrowings in its consolidated statements of financial condition prior to such deconsolidation. The primary effect of deconsolidating these trusts was to change the balance sheet classification of the liabilities from guaranteed preferred beneficial interest in company junior subordinated deferrable interest debentures to long-term debt.

     The Company did not consolidate R&G Capital Trust IV, which in August 2003, issued $15 million in trust preferred securities in a private placement, R&G Capital Trust III, which in October 2003 issued $100 million of trust preferred securities in a public offering, and R&G Capital Trust V, which in March 2004 issued $100 million of trust preferred securities in a public offering.

     On May 6, 2004, the Federal Reserve issued a proposed rule that would continue to allow trust preferred securities issued by variable interest entities to constitute Tier I capital for bank holding companies. The proposed rules would impose stricter quantitative and qualitative limits on the Tier I measurement of trust preferred securities. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a holding company’s core capital elements. The proposed rule would amend the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill. It is possible that the Federal Reserve rules will not be adopted as proposed and that the Federal Reserve will conclude that trust preferred securities should no longer be treated as Tier I regulatory capital.

Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer

     In December 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. This SOP does not apply to loans originated by the entity, and it prohibits both the creating and carry over of valuation allowances in the initial accounting of all loans acquired in a transfer within the scope of this SOP. The prohibition of the carry over applies to purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Based on presently available information, management believes the adoption of this SOP will not have a significant effect on its consolidated financial statements.

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

The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments

     At its March 2004 meetings, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments” (EITF No. 03-1). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities whose amortized cost is higher than the securities’ fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and plans to implement these additional procedures effective with the quarter beginning on July 1, 2004. Even though as of June 30, 2004 most of the unrealized losses on the Company’s investments and mortgage-backed securities were deemed temporary, at this time the Company can not determine whether the adoption of this new issuance will have an impact on the Company’s financial position and results of operations, as the extent of any impact will vary due to the fact that the model calls for many judgments and additional evidence gathering at each securities valuation date.

NOTE 2 — EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. The weighted average number of outstanding stock options granted in connection with the Company’s Stock Option Plan (275,777 and 207,056 during the three months ended June 30, 2004 and 2003, respectively, and 256,332 and 221,975 during the six month periods ended June 30, 2004 and 2003, respectively, after giving effect to stock split paid in January 2004), is included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

Dividends per share on common stock declared and paid by the Company were as follows:

Three month		Six month
period ended		period ended
June 30,		June 30,
2004	2003	2004	2003
$0.0943	$0.0707	$0.1821	$0.1364

NOTE 3 — INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes.

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held for trading:
FHLMC certificates	$28,566	$33,245

	28,566	33,245

Investment securities held for trading:
Corporate debt obligations	2,016	—
Municipal securities	—	446
Bank issued trust preferred securities	25	4,650
Other	30	14

	2,071	5,110

	$30,637	$38,355

	June 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Collaterized mortgage obligations (CMO):
Due from one to five years	$3,922	$3,975	$5,939	$6,019
Due from five to ten years	57,884	56,847	20,889	20,873
Due over ten years	957,773	940,899	941,970	939,757

	1,019,579	1,001,721	968,798	966,649

CMO residuals (interest only), and interest only strips (IO’s)	143,829	141,114	107,058	107,957

FNMA certificates:
Due from one to five years	195	207	71	72
Due from five to ten years	221,871	217,713	87,989	87,101
Due over ten years	366,479	367,429	388,687	405,193

	588,545	585,349	476,747	492,366

FHLMC certificates:
Due from one to five years	285	302	3	3
Due from five to ten years	63,371	62,222	20,308	19,955
Due over ten years	371,904	376,442	439,876	448,161

	435,560	438,966	460,187	468,119

GNMA certificates:
Due from one to five years	3,125	3,228	50	52
Due from five to ten years	15,050	15,327	12,563	12,918
Due over ten years	311,159	311,990	346,568	350,217

	329,334	330,545	359,181	363,187

	2,516,847	2,497,695	2,371,971	2,398,278

Investment securities available for sale:
U.S. Government and Agencies securities:
Due within one year	12,473	12,590	62,519	63,113
Due from one to five years	566,592	555,815	399,275	398,028
Due from five to ten years	62,583	63,069	79,388	81,042

	641,648	631,474	541,182	542,183

Corporate debt obligations:
Due within one year	2,500	2,503	14,247	14,362
Due from one to five years	48,558	50,201	48,578	51,376
Due from five to ten years	1,324	1,302	2,123	2,109

	52,382	54,006	64,948	67,847

US Municipal debt obligations-
Due over ten years	12,313	12,001	12,209	12,339

	706,343	697,481	618,339	622,369

	$3,223,190	$3,195,176	$2,990,310	$3,020,647

	June 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held to maturity:
GNMA certificates:
Due from one to five years	$2,973	$3,082	$3,497	$3,581
Due from five to ten years	370	379	463	469
Due over ten years	21,208	21,688	25,475	26,079

	24,551	25,149	29,435	30,129

FNMA certificates-
Due over ten years	4,307	4,493	4,785	4,999

FHLMC certificates-
Due over ten years	73	71	81	79

	28,931	29,713	34,301	35,207

Investment securities held to maturity:
United States Government and Agencies obligations-
Due from one to five years	2,500	2,500	1,997	1,997

	2,500	2,500	1,997	1,997

Puerto Rico Government and Agencies obligations:
Due within one year	549	559	558	567
Due from one to five years	31,607	32,932	31,846	33,088
Due from five to ten years	9,399	9,272	9,398	9,230

	41,555	42,763	41,802	42,885

Other — Due from one to five years	100	100	100	100

	44,155	45,363	43,899	44,982

	$73,086	$75,076	$78,200	$80,189

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the statement of financial condition, at June 30, 2004 the Company had investment and mortgage-backed securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

Carrying Amount
(Unaudited)
(Dollars in thousands)
Mortgage-backed and investment securities available for sale, at fair value	$1,022,839
Mortgage-backed and investment securities held to maturity, at amortized cost	243

$1,023,082

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans consist of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Real estate loans:
Residential — first mortgage	$2,613,638	$2,384,279
Residential — second mortgage	37,700	34,999
Land	196,384	96,796
Construction	665,100	603,867
Commercial	844,054	792,950

	4,356,876	3,912,891
Undisbursed portion of loans in process	(262,562)	(224,960)
Net deferred loan costs	2,355	1,369

	4,096,669	3,689,300

Other loans:
Commercial	250,377	188,690
Consumer:
Secured by deposits	24,343	24,713
Secured by real estate	49,545	53,709
Other	132,487	131,711
Unearned interest	(1)	(1)

	456,751	398,822

Total loans	4,553,420	4,088,122
Allowance for loan losses	(46,799)	(39,615)

	$4,506,621	$4,048,507

      The changes in the allowance for loan losses follow:

	Six months ended
	June 30,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Balance, beginning of period	$39,615	$32,675
Provision for loan losses	12,735	8,664
Loans charged-off	(7,171)	(7,787)
Recoveries	1,559	763
Transfers	61	—

Balance, end of period	$46,799	$34,315

The following table sets forth the amounts and categories of R&G Financial’s non-performing assets at the dates indicated.

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Non-accruing loans:
Residential real estate (1)	$58,671	$57,031
Residential construction	2,170	2,424
Commercial real estate	23,913	22,589
Commercial business	2,092	1,733
Consumer unsecured	737	833

Total	87,583	84,610

Accruing loans greater than 90 days delinquent:
Residential real estate (1)	—	—
Residential construction	—	—
Commercial real estate	—	—
Commercial business	357	382
Consumer	247	422

Total accruing loans greater than 90 days delinquent	604	804

Total non-performing loans	88,187	85,414

Real estate owned (2)	21,273	19,954
Other repossessed assets	134	220

	21,407	20,174

Total non-performing assets	$109,594	$105,588

Total non-performing loans as a percentage of total loans	1.83%	1.98%

Total non-performing assets as a percentage of total assets	1.23%	1.29%

Allowance for loan losses as a percentage of total non-performing loans	53.07%	46.38%

Allowance for loan losses as a percentage of total loans outstanding	0.97%	0.92%

Net charge-offs to average loans outstanding	0.25%	0.32%

(1)	R&G Financial’s historical charge-offs with respect to residential real estate loans have been low. As a result, R&G Financial’s aggregate charge-offs as a percentage of total average loans outstanding amounted to 0.25% during the six months ended June 30, 2004 and 0.32% during the year ended December 31, 2003.

(2)	Consist primarily of residential real estate foreclosed by the Company.

During the quarter ended June 30, 2004, the Company sold approximately $28.2 million of non-performing residential mortgage loans on a recourse basis.

NOTE 5 — SERVICING ASSET

The changes in the servicing asset of the Company follows:

	Three months		Six months
	period ended		period ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Balance at beginning of period	$112,467	$133,830	$119,610	$142,334
Rights originated	7,228	7,591	14,642	14,083
Rights purchased	218	8,081	440	9,510
Scheduled amortization	(5,530)	(5,648)	(11,009)	(11,245)
Impairment charges:
Unscheduled amortization	(885)	(6,116)	(6,650)	(12,824)
Reversal (provision) of valuation reserves	4,242	(10,592)	707	(14,712)

Balance at end of period	$117,740	$127,146	$117,740	$127,146

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Passbook savings	$366,063	$337,463

NOW accounts	153,158	133,201
Super NOW accounts	434,185	426,144
Regular checking accounts (non-interest bearing)	158,527	134,659
Commercial checking accounts (non-interest bearing)	297,784	259,614

	1,043,654	953,618

Certificates of deposit:
Under $100,000	718,908	731,655
$100,000 and over	1,687,141	1,527,581

	2,406,049	2,259,236

Accrued interest payable	7,232	5,447

	$3,822,998	$3,555,764

Certificates of deposit include $705.1 million and $623.8 million of brokered deposits at June 30, 2004 and December 31, 2003, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

As of June 30, 2004, the Company had open commitments to issue GNMA certificates of approximately $57.7 million. In addition, the Company had commitments to sell mortgage loans to third party investors amounting to approximately $846.6 million.

Unrealized gains and losses are recorded in trading activities in the accompanying consolidated statements of income related to these forward sales commitments, for the difference between committed prices and market prices at the balance sheet date. Unrealized trading gains or losses were not significant during the six months ended June 30, 2004.

Litigation

The Company is a defendant in legal proceedings arising from normal business activities. Even though a number of claims are in their early stages, management believes, based on presently available information and the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Lease commitments

The Company is obligated under several noncancelable leases for office space and equipment rentals, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals.

Other

At June 30, 2004, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $1.4 billion at June 30, 2004. At June 30, 2004, the Company has an allowance for recourse provisions of $5.1 million. Historical losses on recourse obligations have not been significant.

In April 2002, R&G Acquisition Holdings Corporation (a wholly-owned subsidiary of R&G Financial) (“RAC”), a Florida corporation and the holding company of Crown Bank, formed R&G Capital Trust I. R&G Capital Trust I issued $25 million of trust preferred securities in a private placement. In addition, in August 2003, RAC also formed R&G Capital Trust IV, which issued $15 million of trust preferred securities in a private placement. In October 2003 and March 2004, the Company formed R&G Capital Trust III and R&G Capital Trust V, respectively, each of which issued $100 million of trust preferred securities in public offerings (see Note 1). The Company has guaranteed certain obligations of RAC to R&G Capital Trust I and IV, and has guaranteed certain obligations of R&G Capital Trust III and V.

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

	Three month period ended		Six month period ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Employee costs	$27,729	$23,202	$53,576	$46,304

Other administrative and general expenses	$29,966	$44,128	$62,904	$76,220

NOTE 9 — INDUSTRY SEGMENTS

The following summarized information presents the results of the Company’s operations for its traditional banking and mortgage banking activities:

	(Dollars in thousands)
	Three month period ended June 30,
	2004				2003
	(Unaudited)
		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other (1)	Totals	Banking	Banking	Other (1)	Totals
Revenues	$65,131	$40,618	$4,593	$110,342	$46,364	$55,696	$3,929	$105,989
Non-interest expenses	29,735	24,761	1,564	56,060	25,170	37,745	1,156	64,071
Income before income taxes	$35,396	$15,857	$3,029	$54,282	$21,194	$17,951	$2,773	$41,918

	Six month period ended June 30,
	2004				2003
	(Unaudited)
		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other (1)	Totals	Banking	Banking	Other (1)	Totals
Revenues	$134,319	$74,926	$9,871	$219,116	$87,789	$101,359	$7,198	$196,346
Non-interest expenses	55,670	52,490	3,459	111,619	48,545	65,352	2,354	116,251
Income before income taxes	$78,649	$22,436	$6,412	$107,497	$39,244	$36,007	$4,844	$80,095

(1)	Comprised of broker-dealer and insurance agency operations.

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company’s consolidated amounts (unaudited):

	Three month period ended		Six month period ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$110,342	$105,989	$219,116	$196,346
Elimination of intersegment revenues	(1,676)	(1,079)	(3,405)	(1,983)
Corporate revenues	399	428	720	915

Total consolidated revenues	$109,065	$105,338	$216,431	$195,278

Income before income taxes:
Total income before income taxes for reportable segments	$54,282	$41,918	$107,497	$80,095
Elimination of intersegment profits	(97)	21	(127)	123
Unallocated corporate (expenses) income	(259)	113	(401)	382

Income before income taxes, consolidated	$53,926	$42,052	$106,969	$80,600

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company’s consolidated total assets as of June 30, 2004 and December 31, 2003 follows:

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Assets:
Banking	$8,232,795	$7,387,475
Mortgage Banking	880,486	890,023
Other	167,360	168,294

Total assets for reportable segments	9,280,641	8,445,792
Parent company assets	168,409	66,920
Elimination of intersegment balances	(504,475)	(313,832)

Consolidated total assets	$8,944,575	$8,198,880

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within our markets;

•	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in Puerto Rico and Florida and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes in asset quality and the resulting credit risk-related losses and expenses;

•	our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	regulatory or judicial proceedings.

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

General

     R&G Financial Corporation (the “Company”) is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities and insurance brokerage activities. The Company, currently in its 32nd year of operations, operates 32 bank branches mainly located in the northeastern section of Puerto Rico, 15 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 5 mortgage and 6 commercial lending offices in the continental United States, and 53 mortgage offices in Puerto Rico, including 26 facilities located within Premier Bank’s branches.

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

     The Company is also engaged in mortgage banking activities. Mortgage banking activities are conducted through R&G Mortgage Corp., Puerto Rico’s second largest mortgage banker, The Mortgage Store of Puerto Rico, Inc., also a Puerto Rico mortgage company, and Continental Capital Corporation (“Continental Capital”), a New York mortgage banking subsidiary of Crown Bank with offices in New York and North Carolina. Mortgage banking activities include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, and the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the “mortgage banking business”).

     The Company is also engaged in insurance brokerage through Home & Property Insurance Corp., a Puerto Rico insurance agency, and securities brokerage through R-G Investments Corporation, a Puerto Rico licensed broker-dealer.

     The Company is the second largest mortgage loan originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial’s mortgage servicing portfolio amounted to approximately $10.9 billion as of June 30, 2004, or essentially the same amount as of the same date a year ago. While R&G Financial’s servicing portfolio continues to be affected by a high level of prepayments due to lower interest rates, R&G Financial continues to emphasize increasing the size of its mortgage servicing portfolio by relying principally on internal loan originations.

     As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At June 30, 2004, the Company held securities available for sale with a fair market value of $3.2 billion, which included $2.5 billion of mortgage-backed securities, of which $320.4 million consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. R&G Financial’s lower effective tax rate compared to the maximum statutory rate reflects the exemption under Puerto Rico law of the net interest income derived from such securities. In addition, the Company invests in certain U.S. agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation. Finally, through its international banking subsidiaries, the Company may invest in various U.S. securities, the income on which is exempt from Puerto Rico income taxation and is also not subject to federal income taxation.

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

Financial Condition

     At June 30, 2004, total assets amounted to $8.9 billion, as compared to $8.2 billion at December 31, 2003. The $745.7 million or 9.1% increase in total assets since the beginning of the year was primarily the result of a $174.5 million or 5.8% increase in mortgage-backed and investment securities available for sale, and a $458.1 million or 11.3% increase in loans receivable, net, due to continued strong loan production during the first half of 2004. Total loan production for the six months ended June 30, 2004 was $2.1 billion, a 2.2% decrease when compared to the corresponding period in 2003. Although the Company’s loan production during the six months ended June 30, 2004 was affected by decreased refinancings in its U.S. mortgage subsidiary Continental Capital, the Company’s loan production continues to be driven principally by the Company’s ongoing expansion in commercial and residential lending in Central Florida and Puerto Rico, as well as refinancings in Puerto Rico, which continue to be consistent with R&G Financial’s historical experience.

     At June 30, 2004, R&G Financial had $4.2 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $3.7 billion at December 31, 2003. R&G Financial utilized repurchase agreements and deposits to fund its growth during the period; total deposits grew 7.5% from $3.6 billion at December 31, 2003 to $3.8 billion at June 30, 2004, whereas repurchase agreements increased by $267.7 million or 12.1%.

     At June 30, 2004, R&G Financial’s allowance for loan losses totaled $46.8 million, which represented a $7.2 million or 18.1% increase from the level maintained at December 31, 2003. At June 30, 2004, R&G Financial’s allowance represented approximately 0.97% of the total loan portfolio and 53.07% of total non-performing loans. However, excluding R&G Financial’s residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.16% and 158.55%, respectively, at June 30, 2004, compared to 2.09% and 139.57% at December 31, 2003.

      The reconciliation of non-performing loans to non-performing loans excluding residential real estate follows:

	June 30, 2004	December 31, 2003

	(Unaudited)

	(Dollars in thousands)

Allowance for loan losses	$46,799	$39,615

Total non-performing loans	$88,187	$85,414

Less: Residential real estate	(58,671)	(57,031)

	$29,516	$28,383

Total loans	$4,813,627	$4,311,714

Less: Residential real estate	(2,651,338)	(2,419,278)

	$2,162,289	$1,892,436

Allowance for loan losses as a percentage of total non-performing loans (excluding residential real estate)	158.55%	139.57%

Allowance for loan losses as a percentage of total loans (excluding residential real estate)	2.16%	2.09%

     Non-performing loans amounted to $88.2 million at June 30, 2004, an increase of $2.8 million or 3.24% when compared to $85.4 million at December 31, 2003. The increase is primarily related to a $1.6 million increase in delinquent residential real estate loans over 90 days past due. During the first quarter of 2004, the Company repurchased certain residential mortgage loans pursuant to recourse provisions in existing sale contracts. On certain contracts made prior to 2001, the Company is required to repurchase any loans sold that become delinquent over 120 days. During the quarter ended June 30, 2004, the Company sold approximately $28.2 million of non-performing residential mortgage loans on a recourse basis, including most of the loans repurchased during the first quarter. Under the recourse provisions made for the loans sold during the second quarter, the Company guarantees the timely payment of principal and interest on the mortgage loans. A reserve was made for the Company’s estimated liability under the recourse provisions at the time of sale.

At June 30, 2004, $58.7 million or 66.5% of non-performing loans consisted of residential mortgage loans in which R&G Financial has historically experienced a low level of loan charge-offs. R&G Financial’s aggregate net charge-offs as a percentage of total average loans outstanding amounted to 0.25% during the six months ended June 30, 2004 and 0.32% during the year ended December 31, 2003. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and the resulting loan charge-offs have historically been lower than in the United States.

     Stockholders’ equity increased from $750.4 million at December 31, 2003 to $779.8 million at June 30, 2004. The $29.5 million or 3.9% increase was due primarily to the net income recognized during the period, net of dividends paid and a $33.0 million loss in other comprehensive income.

Results of Operations

     During the three and six months ended June 30, 2004, R&G Financial reported net income of $40.7 million and $79.3 million or $0.72 and $1.39 of earnings per diluted share, respectively, compared to net income of $31.5 million and $60.6 million or $0.54 and $1.03 of earnings per diluted share for the comparative periods in 2003. These results reflect an increase in earnings per diluted share of 33.3% and 35.0% for the three and six month periods ending June 30, 2004 over the comparable periods in 2003.

     Net interest income increased by $24.9 million or 28.7% during the six month period ended June 30, 2004 to $111.7 million, due to a $1.7 billion increase in the average balance of interest-earning assets, together with a 3 basis point increase in the Company’s net interest margin from 2.76% to 2.79%. The increase in the average balance of interest earning assets is mostly related with a $1.3 billion or 39.5% increase in the average balance of loans receivable as a result of strong loan production. Total loan production during the six months ended June 30, 2004 amounted to $2.07 billion compared to $2.11 billion during the prior comparable period.

     The provision for loan losses amounted to $12.7 million during the six months ended June 30, 2004, a 47.0% increase over the prior comparable period, reflecting the continuing increase in the Company’s commercial real estate and construction loan portfolios, which have higher credit risk compared to residential loans.

     R&G Financial also experienced an increase in non-interest income during the six months ended June 30, 2004 over the comparable period. Net gain on sale of loans increased by $3.4 million or 4.4% over the prior comparable period, as a result of strong loan production within the Company’s Puerto Rico mortgage operations, and an increase in the volume of loans sold during the period. Loan administration, fee income and other income decreased by $3.1 million or 8.0% over the comparable period, due principally to a decrease in the Company’s weighted average servicing fee during the period, net of a $4.1 million increase in fee and other income.

     Net interest income increased by $11.4 million or 25.7% to $56.0 million during the quarter ended June 30, 2004 over the prior comparable period, due to a $1.7 billion increase in the average balance of interest-earning assets while the Company’s net interest margin remained constant at 2.71%. Net gain on sale of loans decreased 7.7% to $41.4 million during the three month ended June 30, 2004, together with a $2.4 million or 12.0% decrease in loan administration, fee income and other income.

     Total expenses decreased by $5.2 million or 4.5% during the six months ended June 30, 2004 over the comparable 2003 period, due to a $12.6 million or 17.2% decrease in other administrative and general expenses, partially offset by a $5.9 million or 19.8% increase in employee compensation and benefits associated with general growth in Company operations in Puerto Rico and Florida. Office occupancy and equipment expenses also increased by $1.5 million or 12.8%. The decrease in other administrative and general expenses is mainly due to a $21.6 million reduction in expenses associated with impairment charges of the Company’s servicing asset.

     Total expenses decreased by $8.1 million or 12.8% during the three month period ended June 30, 2004 over the prior comparable period, due to a $13.3 million or 31.2% decrease in other general and administrative expenses, which includes a $20.1 million decrease in expenses associated with impairment charges of the Company’s servicing asset, partially offset by a $4.3 million or 29.9% increase in employee compensation and benefits, and a $832,000 or 13.7% increase in occupancy expenses.

     During the six months ended June 30, 2004, the Company reported $6.7 million of impairment charges on its servicing asset related to unscheduled amortization amounts, compared to $12.8 million during the prior comparable period. The decrease in unscheduled amortization amounts during the six months period June 30, 2004 compared to prior comparable period is due to lower prepayment speeds in the Company’s servicing portfolio. The decrease in prepayments reflect the increase in interest rates for mortgage loans during the period. Based on the level of interest rates during the second quarter of 2004, the Company recorded during the three months ended June 30, 2004 a $4.2 million reversal of impairment charges on its servicing asset related to previously recorded valuation reserves for temporary declines in the fair value of its servicing portfolio. The value of the Company’s servicing portfolio is expected to increase given the more recent levels of higher interest rates, which is expected to result in lower prepayment speeds. Unscheduled amortization amounts are expected to decline also in future periods due to the lower prepayment speeds.

Interest Rate Risk Management

     The following table summarizes the anticipated maturities or repricing of R&G Financial’s interest-earning assets and interest-bearing liabilities as of June 30, 2004, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company’s mortgage banking business, as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

	Within	Four to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over Five
(Dollars in Thousands)	Months	Months	Three Years	to Five Years	Years	Total
Interest-earning assets(1):
Loans receivable	$1,446,339	$885,207	$961,193	$517,532	$740,797	$4,551,068
Mortgage loans held for sale	70,028	189,582	5,274	3,784	8,357	277,025
Mortgage-backed securities(2)(3)	205,085	526,111	564,385	360,255	899,358	2,555,194
Investment Securities(3)	136,089	63,564	297,988	328,957	28,202	854,800
Other interest-earning assets(4)	209,749	13,910	—	—	—	223,659

Total	$2,067,290	$1,678,374	$1,828,840	$1,210,528	$1,676,714	$8,461,746

Interest bearing liabilities:
Deposits (5)
NOW and Super NOW accounts	$29,118	$82,263	$90,432	$73,250	$312,280	$587,343
Passbook savings accounts	9,153	26,541	66,074	52,860	211,436	366,064
Regular and commercial checking	22,815	63,885	70,226	56,884	242,502	456,312
Certificates of deposit	352,157	926,553	792,230	333,480	1,628	2,406,048
FHLB advances	278,000	104,600	431,000	285,000	140,000	1,238,600
Securities sold under agreements to repurchase (6)	1,241,315	194,976	816,545	97,500	138,200	2,488,536
Other borrowings(7)	122,470	113,438	—	—	206,186	442,094

Total	2,055,028	1,512,256	2,266,507	898,974	1,252,232	7,984,997

Effect of hedging instruments	170,000	—	330,100	(420,100)	(80,000)	—

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$182,262	$166,118	($107,567)	($108,546)	$344,482	$476,749

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$182,262	$348,380	$240,813	$132,267	$476,749

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total assets	2.04%	3.89%	2.69%	1.48%	5.33%

(footnotes on following page)

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather that in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(2)	Reflects estimated prepayments in the current interest rate environment.

(3)	Includes securities held for trading, available for sale and held to maturity.

(4)	Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold.

(5)	Does not include non-interest-bearing deposit accounts.

(6)	Includes federal funds purchased, if any.

(7)	Comprised of warehousing lines, notes payable and other borrowings.

     As of June 30, 2004, the Company had a one year positive gap of approximately $348.4 million, which constituted 3.9% of total assets at such date, compared to a negative gap of approximately $116.2 million or 1.4% of total assets at December 31, 2003. R&G Financial had a positive gap within one year as of June 30, 2004 compared to a negative gap as of December 31, 2003, due primarily to the Company’s emphasis on commercial and construction lending, which results in a greater amount of adjustable rate loans in the Company’s loan portfolio, as well as to the continued extension during the first half of 2004 of the maturity dates of certain borrowings of the Company into longer-term maturities, taking advantage of the continued low interest rate environment. The Company estimates that as of June 30, 2004, close to 50.2% of all borrowings of the Company had maturity dates longer than one year.

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

Average Balances, Net Interest Margin, Yields Earned, and Rates Paid

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

	For the three months period ended June 30,
	2004			2003
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Cash and cash equivalents(1)	$217,495	$822	1.51%	$81,550	$318	1.56%
Investment securities held for trading	1,846	9	1.95	—	—	—
Investment securities available for sale	675,209	6,196	3.67	603,477	6,782	4.50
Investment securities held to maturity	44,351	603	5.44	30,374	369	4.86
Mortgage-backed securities held for trading	37,843	629	6.65	50,666	957	7.56
Mortgage-backed securities available for sale	2,449,535	30,443	4.97	2,198,671	27,262	4.96
Mortgage-backed securities held to maturity	29,651	421	5.68	41,608	595	5.72
Loans receivable, net (2)	4,713,895	70,091	5.95	3,458,562	55,007	6.36
FHLB Stock	107,752	482	1.79	101,050	1,268	5.02

Total interest-earning assets	8,277,577	$109,696	5.30%	6,565,958	$92,558	5.64%

Non-interest-earning assets	486,800			507,176

Total assets	$8,764,377			$7,073,134

Interest-Bearing Liabilities:
Deposits	$3,724,802	$23,742	2.55%	$3,123,204	$22,968	2.94%
Securities sold under agreements to repurchase (3)	2,442,591	14,119	2.31	1,725,061	12,814	2.97
Notes payable	175,388	550	1.25	227,648	2,139	3.76
Other borrowings(4)	1,446,783	15,279	4.22	1,006,511	10,068	4.00

Total interest-bearing liabilities	7,789,564	$53,690	2.76%	6,082,424	$47,989	3.16%

Non-interest-bearing liabilities	193,634			299,598

Total liabilities	7,983,198			6,382,022

Stockholders’ equity	781,179			691,112

Total liabilities and stockholders’ equity	$8,764,377			$7,073,134

Net interest income; interest rate spread (5)		$56,006	2.54%		$44,569	2.48%

Net interest margin			2.71%			2.71%

Average interest-earning assets to average interest-bearing liabilities			106.26%			107.95%

(footnotes on the following page)

	For the three months period ended June 30,
	2004			2003
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Cash and cash equivalents(1)	$198,592	$1,437	1.45%	$79,750	$583	1.46%
Investment securities held for trading	1,564	18	2.30	—	—	—
Investment securities available for sale	624,594	11,739	3.76	596,003	12,910	4.33
Investment securities held to maturity	44,304	1,098	4.96	30,419	768	5.05
Mortgage-backed securities held for trading	40,335	1,291	6.40	81,494	1,931	4.74
Mortgage-backed securities available for sale	2,392,055	61,688	5.16	2,080,655	54,081	5.20
Mortgage-backed securities held to maturity	31,006	882	5.69	43,359	1,249	5.76
Loans receivable, net (2)	4,581,052	138,260	6.04	3,284,068	106,962	6.51
FHLB Stock	104,149	914	1.76	96,608	2,330	4.82

Total interest-earning assets	8,017,651	$217,327	5.42%	$6,292,356	$180,814	5.75%

Non-interest-earning assets	558,227			515,482

Total assets	$8,575,878			$6,807,838

Interest-Bearing Liabilities:
Deposits	$3,660,685	$47,445	2.59%	$2,984,816	$44,661	2.99%
Securities sold under agreements to repurchase (3)	2,330,893	27,632	2.37	1,723,074	25,585	2.97
Notes payable	177,199	2,019	2.28	229,167	4,009	3.50
Other borrowings(4)	1,356,141	28,511	4.20	996,032	19,769	3.97

Total interest-bearing liabilities	7,524,918	$105,607	2.81%	$5,933,089	$94,024	3.17%

Non-interest-bearing liabilities	280,056			193,268

Total liabilities	7,804,974			6,126,357

Stockholders’ equity	770,904			681,481

Total liabilities and stockholders’ equity	$8,575,878			$6,807,838

Net interest income; interest rate spread (5)		$111,720	2.61%		$86,790	2.58%

Net interest margin			2.79%			2.76%

Average interest-earning assets to average interest-bearing liabilities			106.55%			106.06%

(footnotes on the following page)

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and other short term investments.

(2)	Includes mortgage loans held for sale and non-accrual loans.

(3)	Includes federal funds purchased, if any.

(4)	Comprised of long-term debt, advances from FHLB and other borrowings.

(5)	Interest rate spread represents the difference between R&G Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

Mortgage Loan Servicing

     The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

	At or for the six months period ended
	June 30,
	2004	2003
	(Dollars in thousands)
Composition of Servicing Portfolio at period end:
GNMA	$2,079,520	$2,474,267
FNMA/FHLMC	4,487,059	5,711,663
Other mortgage loans (3)	4,380,879	3,132,576

Total servicing portfolio (3)	$10,947,458	$11,318,506

Activity in the Servicing Portfolio:
Beginning servicing portfolio	$10,942,821	$10,991,945
Add: Loan originations and purchases	1,714,071	1,424,138
Servicing of portfolio loans acquired	2,016	1,006,036
Less: Sale of servicing rights(1)	(149,337)	(129,184)
Run-offs(2)	(1,562,113)	(1,974,429)

Ending servicing portfolio(3)	$10,947,458	$11,318,506

Number of loans serviced	144,914	155,946
Average loan size	$76	$73
Average servicing fee rate	0.40%	0.48%

(1)	Corresponds to loans sold, servicing released, by Continental Capital.

(2)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3)	At the dates shown, included $2.1 billion and $1.5 billion, respectively, serviced for Premier Bank, which constituted 19.6% and 13.5% of the total servicing portfolio, and $387.2 million and $82.5 million, respectively, serviced for Crown Bank, which constituted 3.5% and 0.7%, respectively, of the total servicing portfolio at such dates.

     Most of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2004, approximately 25.3% of the Company’s mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

     The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial’s servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company’s servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial’s servicing portfolio. During the six month periods ended June 30, 2004 and 2003, the Company recognized $6.7 million and $12.8 million, respectively, of unscheduled amortization on mortgage servicing rights.

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

     The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2004, the Company had $150.0 million in borrowing capacity under unused warehousing and other lines of credit, $1.2 billion in borrowing capacity under unused lines of credit with the FHLB and $55.0 million available unused fed funds lines of credit.

     At June 30, 2004, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $641.7 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $1.3 billion at June 30, 2004, and borrowings that are scheduled to mature within the same period amounted to $1.9 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and other liquidity needs.

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

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2004, Premier Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.07%, 12.28% and 13.29%, respectively. At June 30, 2004, Crown Bank also met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.35%, 11.20% and 12.06%, respectively. Thus, at June 30, 2004 both Premier Bank and Crown Bank were “well capitalized” institutions under the capital adequacy regulatory guidelines.

     In addition, the Federal Reserve Board has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by FDIC regarding state-chartered banks, as described above. R&G Financial is currently in compliance with such regulatory capital requirements.

On May 6, 2004, the Federal Reserve issued a proposed rule that would continue to allow trust preferred securities issued by variable interest entities to constitute Tier 1 capital for bank holding companies. The proposed rules would impose stricter quantitative and qualitative limits on the Tier 1 treatment of trust preferred securities. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a holding company’s core capital elements. The proposed rule would amend the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill. It is possible that the Federal Reserve rules will not be adopted as proposed and that the Federal Reserve will conclude that trust preferred securities should no longer be treated as Tier 1 regulatory capital.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risks at December 31, 2003 are presented in Item 7A of the Company’s Annual report on Form 10-K. Information at June 30, 2004 is presented on page 24 of this Report. Management believes there have been no material changes in the Company’s market risk since December 31, 2003.

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

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

Item 3: Defaults Upon Senior Securities

     Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 23, 2004. The following matters were submitted for a vote:

1.	With respect to the election of three directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in the year 2007 or until their respective successors are elected and qualified, the following were the number of shares voted for each nominee:

Victor L. Galan-Fundora	Class A - For	21,559,584	Against	—
	Class B - For	16,312,497	Against	9,032,562
Rafael Nin	Class A - For	21,559,584	Against	—
	Class B - For	24,037,414	Against	1,307,645
Benigno Fernandez	Class A - For	21,559,584	Against	—
	Class B - For	24,037,417	Against	1,307,642

The following directors’ terms of office continued after the meeting: Gilberto Rivera - Arreaga, Laureano Carus, Ileana M. Colon-Carlo, Roberto Gorbea, Victor J. Galan, Ramon Prats, Enrique Umpierre Suárez and Eduardo McCormack.

2.	With respect to the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, the following were the number of shares voted:

Class A -	For	21,559,584	Against	—	Abstain	—	Broker Non-votes	—
Class B -	For	25,232,436	Against	100,722	Abstain	11,901	Broker Non-votes	—

3.	With respect to the approval of an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the authorized common stock of the Company from One Hundred Million (100,000,000) to Two Hundred Million (200,000,000), the following were the number of shares voted:

Class A -	For	21,559,584	Against	—	Abstain	—	Broker Non-votes	—
Class B -	For	22,398,615	Against	2,929,881	Abstain	16,563	Broker Non-votes	—

4.	With respect to the approval of the R&G Financial Corporation 2004 Stock Option Plan, the following were the number of shares voted:

Class A -	For	21,559,584	Against	—	Abstain	—	Broker Non-votes	—
Class B -	For	13,066,873	Against	2,887,645	Abstain	9,390,541	Broker Non-votes	—

Item 5: Other Information.

     Not applicable.

Item 6: Exhibits and Reports on Form 8-K.

(a) Item 601 Exhibits.

No.	Description
2.1	Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996 (1)

2.2.0	Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001 (2)

2.2.1	Amendment No. 2 to Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of February 27, 2002 (3)

3.1.0	Certificate of Incorporation of R&G Financial Corporation (4)

3.1.1	Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation (4)

3.1.2	Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (6)

3.1.4	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (15)

3.1.5	Certificate of Resolution designating the terms of the Series A Preferred Stock (7)

3.1.6	Certificate of Resolution designating the terms of the Series B Preferred Stock (8)

3.1.7	Certificate of Designation for Series C Preferred Stock (12)

3.1.8	Certificate of Designation for Series D Preferred Stock (13)

3.2	Bylaws of R&G Financial Corporation (4)

4.0	Form of Stock Certificate of R&G Financial Corporation (4)

4.1	Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)

4.2	Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)

4.3	Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)

4.4	Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)

4.5	Form of Indenture dated as of October 6, 2003, between R&G Financial Corporation and Wilmington Trust Company (18)

4.6	Form of Indenture dated as of March 31, 2004, between R&G Financial Corporation and Wilmington Trust Company (20)

10.1	Master Purchase, Servicing and Collection Agreement between R&G

No.	Description
Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994 (4)

10.2	Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on June 27, 1996 (4)

10.3	Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (4)

10.3.1	Amendment No. 3 to the Master Production Agreement, dated as of January 1, 2004

10.4	Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated December 1, 1994 (4)

10.5	Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995 (4)

10.6	R&G Financial Corporation Stock Option Plan (4)(*)

10.6.1	R&G Financial Corporation 2004 Stock Option Plan (19)(*)

10.7	Guarantee Agreement between R&G Financial Corporation, R&G Acquisition Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)

10.8	Guarantee Agreement between R&G Financial Corporation and U.S. Bank National Association as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust IV, LLT, dated as of August 8, 2003 (17)

10.9	Form of Preferred Securities Agreement, dated as of October 6, 2003, by and between R&G Financial Corporation and Wilmington Trust Company(18)

10.10	Form of Amended and Restated Declaration of Trust, dated as of October 6, 2003, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (18)

10.11	Form of Guarantee Agreement between R&G Financial Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust dated as of March 31, 2004 (20)

10.12	Form of Amended and Restated Declaration of Trust dated as of March 31, 2004, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission (“SEC”) on October 1, 1996.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2002.

(4)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on September 18, 1996, as amended.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 1999.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2001.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 1998.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 13, 2000.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-60923) filed with the SEC on August 7, 1998.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-90463) filed with the SEC on November 5, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-55834) filed with the SEC on February 16, 2001.

(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2001.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2002.

(16)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2002.

(17)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2003.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-107365) filed with the SEC on July 25, 2003.

(19)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting filed with the SEC on April 5, 2004.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-113321) filed with the SEC on March 15, 2004.

(21)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 10, 2004.

(*)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

     The Registrant filed the following Reports on Form 8-K during the quarter ended June 30, 2004.

(1)	Form 8-K filed on April 20, 2004 with an attached press release announcing the Registrant’s earnings for the quarter ended March 30, 2004.

(2)	Form 8-K filed on April 23, 2004 with an attached investor presentation of Registrant’s results for the quarter ended March 30, 2004.

(3)	Form 8-K filed on April 1, 2004 reporting the successful completion of its $100 million trust preferred securities offering to the Puerto Rico Conservation Trust Fund, a Puerto Rico charitable trust.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION
August 9, 2004	By:	Date:/S/ VICTOR J. GALAN
Víctor J. Galán, Chairman
and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JOSEPH R. SANDOVAL
Joseph R. Sandoval
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)