Form 10-Q
period 2004-09-30
R&G FINANCIAL CORP
filed 2004-11-15
CIK 1016933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217

(State of incorporation	(I.R.S. Employer
or organization)	Identification No. )

280 Jesús T. Piñero Avenue
Hato Rey, San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip Code)

(787) 758-2424

(Registrant’s telephone number, including area code)

Indicate by checkmark whether Registrant (a) has filed all reports required to be filed by Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s) and (b) has been subject to such filing requirements for at least 90 days.

YES ☒           NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      YES ☒      NO ☐

Number of shares of Class B Common Stock outstanding as of September 30, 2004: 29,561,190 (Does not include 21,559,584 Class A Shares of Common Stock which are exchangeable into Class B Shares of Common Stock at the option of the holder.)

R&G FINANCIAL CORPORATION

PART 1-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$124,135	$114,916
Money market investments:
Securities purchased under agreements to resell	132,186	85,053
Time deposits with other banks	54,724	34,349
Federal funds sold	15,000	—
Mortgage loans held for sale, at lower of cost or market	240,963	315,691
Mortgage-backed and investment securities held for trading, at fair value	33,960	31,797
Trading securities pledged on repurchase agreements, at fair value	6,303	6,558
Mortgage-backed and investment securities available for sale, at fair value	1,318,175	1,762,293
Available for sale securities pledged on repurchase agreements, at fair value	1,780,462	1,215,287
Mortgage-backed and investment securities held to maturity, at amortized cost (estimated market value: 2004 - $19,265; 2003 - $14,940)	19,276	14,883
Held to maturity securities pledged on repurchase agreements, at amortized cost (estimated market value: 2004 - $62,999; 2003 - $65,248)	61,447	63,317
Federal Home Loan Bank stock, at cost	94,408	100,461
Loans receivable, net of allowance for loan losses $49,209 (2003 - $39,615)	4,827,955	4,048,507
Accounts receivable, including advances to investors, net	50,895	38,195
Accrued interest receivable	48,607	42,527
Servicing asset, net	118,569	119,610
Premises and equipment, net	50,097	42,782
Other assets	211,685	162,654

	$9,188,847	$8,198,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$414,108	$394,273
Interest bearing deposits	3,729,830	3,161,491
Federal funds purchased	15,000	21,000
Securities sold under agreements to repurchase	2,539,620	2,220,795
Notes payable	98,800	192,259
Advances from FHLB	1,110,600	1,129,600
Other borrowings	265,228	157,670
Accounts payable and accrued liabilities	157,832	158,006
Other liabilities	32,076	13,433

	8,363,094	7,448,527

Commitments and contingencies (see Note 8)
Stockholders’equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized:
Non-cumulative perpetual Monthly Income Preferred Stock, $25 liquidation value:
7.40% Series A, 2,000,000 shares authorized, issued and outstanding	50,000	50,000
7.75% Series B, 1,000,000 shares authorized, issued and outstanding	25,000	25,000
7.60% Series C, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
7.25% Series D, 2,760,000 shares authorized, issued and outstanding	69,000	69,000
Common stock:
Class A - $.01 par value, 80,000,000 shares authorized in 2004 (2003 - 40,000,000), 21,559,584 issued and outstanding	216	216
Class B - $.01 par value, 120,000,000 shares authorized in 2004 (2003 - 60,000,000), 29,561,190 issued and outstanding (2003 - 29,506,715)	296	295
Additional paid-in capital	115,618	115,017
Retained earnings	476,937	387,036
Capital reserves	25,103	25,103
Accumulated other comprehensive (loss) income, net of tax	(5,417)	9,686

	825,753	750,353

	$9,188,847	$8,198,880

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three month		Nine month
	period ended		period ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(Dollars in thousands except for per share data)
Interest income:
Loans	$76,841	$59,528	$215,101	$166,490
Money market and other investments	7,810	8,003	23,016	24,593
Mortgage-backed securities	34,872	27,816	98,733	85,078

Total interest income	119,523	95,347	336,850	276,161

Interest expense:
Deposits	26,188	23,362	73,633	68,023
Securities sold under agreements to repurchase	15,371	12,144	43,003	37,729
Notes payable	930	1,519	2,949	5,528
Other	15,663	10,579	44,174	30,348

Total interest expense	58,152	47,604	163,759	141,628

Net interest income	61,371	47,743	173,091	134,533
Provision for loan losses	(6,265)	(4,292)	(19,000)	(12,956)

Net interest income after provision for loan losses	55,106	43,451	154,091	121,577

Non-interest income:
Net gain on sale of loans	49,169	29,446	126,131	107,226
Trading (losses) gains	(23,569)	613	(23,526)	(87)
(Loss) gain on sale of securities available for sale	(3,280)	11	(3,210)	831
Servicing income	8,602	12,684	27,708	38,989
Commissions, fees and other	8,404	7,943	25,412	20,890

	39,326	50,697	152,515	167,849

Total revenues	94,432	94,148	306,606	289,426

Non-interest expenses:
Employee compensation and benefits	18,086	15,377	53,625	45,030
Office occupancy and equipment	7,336	6,489	20,622	18,265
Advertising and promotion	4,795	3,696	15,037	10,923
Scheduled amortization of servicing asset	5,646	5,889	16,655	17,134
Impairment charges on servicing asset	1,868	4,577	7,811	32,113
Other administrative and general	8,587	12,476	37,773	39,717

	46,318	48,504	151,523	163,182

Income before income taxes	48,114	45,644	155,083	126,244

Income tax expense:
Current	6,567	9,179	29,425	21,985
Deferred	4,532	2,173	9,356	9,376

	11,099	11,352	38,781	31,361

Net income	$37,015	$34,292	$116,302	$94,883

Earnings per common share - Basic	$0.65	$0.59	$2.04	$1.63

- Diluted	$0.64	$0.59	$2.03	$1.62

Dividends declared per share	$0.1014	$0.0760	$0.2835	$0.2120

Weighted average number of shares outstanding - Basic	51,107,120	51,065,462	51,099,356	51,054,845
- Diluted	51,377,508	51,290,912	51,360,408	51,277,991

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three month		Nine month
	period		period
	ended		ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net income	$37,015	$34,292	$116,302	$94,883

Other comprehensive income, before tax:
Unrealized gains (losses):
Cash flow hedges	(2,157)	2,482	2,233	843

Investment securities:
Arising during period	28,201	(5,816)	(30,080)	(15,477)
Less: Reclassification adjustments for net losses (gains) included in net income	3,280	(11)	3,210	(831)

	31,481	(5,827)	(26,870)	(16,308)

Other comprehensive income (loss) before income taxes	29,324	(3,345)	(24,637)	(15,465)
Income tax (expense) benefit related to items of other comprehensive income	(11,465)	1,295	9,534	6,023

Other comprehensive income (loss), net of tax	17,859	(2,050)	(15,103)	(9,442)

Comprehensive income, net of tax	$54,874	$32,242	$101,199	$85,441

The accompanying notes are an integral part of these statements.

R&G FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine month period ended September 30,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$116,302	$94,883

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,172	7,055
Amortization of premium on investments and mortgage-backed securities, net	6,965	10,557
Servicing asset capitalized	(22,854)	(21,310)
Scheduled amortization of servicing asset	16,655	17,134
Impairment charges on servicing asset, net	7,811	32,113
Impairment charges on interest only strips available for sale	8,815	—
Provision for loan losses	19,000	12,956
Gain on sales of mortgage-backed and investment securities available for sale	(5,605)	(831)
Unrealized loss on trading securities and derivative instruments, net	22,214	853
Decrease (increase) in mortgage loans held for sale	56,906	(13,096)
Net (increase) decrease in securities held for trading	(1,598)	33,043
Increase in receivables and accrued interest receivable	(18,780)	(10,835)
Increase in other assets	(51,924)	(27,835)
(Decrease) increase in notes payable and other borrowings	(93,633)	12,698
Increase in accounts payable and accrued liabilities	576	38,534
Increase in other liabilities	18,643	5,450

Total adjustments	(29,637)	96,486

Net cash provided by operating activities	86,665	191,369

Cash flows from investing activities:
Purchases of investment securities available for sale and held to maturity	(1,166,311)	(2,043,565)
Proceeds from sales and redemption of securities available for sale	434,970	121,068
Principal repayments on mortgage-backed securities	606,679	1,335,265
Proceeds from sales of loans	610,287	129,195
Net originations of loans	(1,428,587)	(1,136,501)
Decrease (increase) in FHLB stock	6,053	(22,820)
Acquisition of premises and equipment	(13,658)	(7,873)
Acquisition of servicing rights	(571)	(9,752)

Net cash used in investing activities	(951,138)	(1,634,983)

Cash flows from financing activities:
Increase in deposits – net	588,174	629,652
Decrease (increase) in federal funds purchased	(6,000)	35,000
Increase in securities sold under agreements to repurchase — net	318,825	622,624
(Repayments to) advances from FHLB, net	(19,000)	158,000
Proceeds from issuance of long-term debt	100,000	—
Proceeds from issuance of common stock	602	227
Cash dividends:
Common stock	(14,488)	(10,841)
Preferred stock	(11,913)	(11,913)

Net cash provided by financing activities	956,200	1,422,749

Net increase (decrease) in cash and cash equivalents	91,727	(20,865)
Cash and cash equivalents at beginning of period	234,318	197,643

Cash and cash equivalents at end of period	$326,045	$176,778

Cash and cash equivalents include:
Cash and due from banks	$124,135	$81,774
Federal funds sold	15,000	—
Securities purchased under agreements to resell	132,186	53,698
Time deposits with other banks	54,724	41,306

	$326,045	$176,778

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

     On October 11, 2004, the Company and Crown Bank entered into a purchase and assumption agreement with SouthTrust Bank to acquire 18 SouthTrust branches located in three banking markets in Florida and one banking market in Georgia with deposits and other liabilities totaling approximately $600 million. The acquisition results from the required divestiture of certain SouthTrust branches, together with the assets, deposits and other liabilities of such branches, to facilitate regulatory approval of Wachovia Corporation’s acquisition of SouthTrust Corporation, the parent of SouthTrust Bank. The merger of SouthTrust Corporation and Wachovia Corporation was completed on November 1, 2004. The Company expects to complete this transaction in February 2005 as contemplated by the purchase and assumption agreement.

Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial condition as of September 30, 2004 and the results of operations and changes in its cash flows for the three and nine months ended September 30, 2004 and 2003.

     The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003.

Basis of consolidation

     All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements.

Cash and due from banks

     Cash and due from banks include certain funds that are subject to withdrawal and usage restrictions. At September 30, 2004, cash and due from banks include approximately $11.8 million pledged as collateral under various agreements of the Company, and approximately $10.4 million deposited with the Federal Reserve Bank to comply with certain reserve maintenance balance requirements.

Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements to conform with the 2004 presentation.

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

     The Company did not consolidate R&G Capital Trust IV, which in August 2003 issued $15 million in trust preferred securities in a private placement, R&G Capital Trust III, which in October 2003 issued $100 million of trust preferred securities in a public offering, and R&G Capital Trust V, which in March 2004 issued $100 million of trust preferred securities in a public offering.

     On May 6, 2004, the Federal Reserve issued proposed rules that would continue to allow trust preferred securities to be included in Tier I regulatory capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. As proposed, the Federal Reserve’s rule would retain trust preferred securities as an element of Tier 1 regulatory capital, but with stricter quantitative limitations following a three-year transition period. Under the proposed rule, as of March 31, 2007, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier 1 capital which are identified in the proposed rule, may not exceed 25% of a bank holding company’s Tier 1 capital, net of goodwill. As of the date of this Form 10-Q, the 25% limitation is limited to the aggregate amount of only trust preferred securities and cumulative perpetual preferred stock, and is calculated on a basis that includes goodwill. The Federal Reserve also indicated with respect to its proposal that it expected “internationally active banking organizations” to limit the amount of restricted core capital elements included in Tier 1 capital to 15% of the sum of all core capital elements, net of goodwill. The proposed rules do not clarify what constitutes an “internationally active banking organization.” Both we and other Puerto Rico banks through our trade organization, the Puerto Rico Bankers Association, have asked the Federal Reserve to clarify that for purposes of this rule, Puerto Rico banks are not considered “internationally active banking organizations.” Whether or not this change is addressed in a final rule, the proposed rule, if adopted, would effectively limit the amount of trust preferred securities that may be included in Tier 1 capital.

Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer

     In December 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. This SOP does not apply to loans originated by the entity, and it prohibits both the creating and carryover of valuation allowances in the initial accounting of all loans acquired in a transfer within the scope of this SOP. The prohibition of the carryover applies to purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Based on presently available information, management believes the adoption of this SOP will not have a significant effect on its consolidated financial statements.

Application of Accounting Principles to Loan Commitments

     On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. The Company records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. The Company does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on the Company’s financial condition or results of operations.

The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments

     At its March 2004 meetings, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments” (EITF No. 03-1) regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. The contractual cashflows of the Company’s mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Because a decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

NOTE 2 — EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income (less preferred stock dividends) by the weighted average number of shares of common stock outstanding. The weighted average number of outstanding stock options granted in connection with the Company’s Stock Option Plans (270,388 and 225,450 during the three months ended September 30, 2004 and 2003, respectively, and 261,052 and 223,146 during the nine month periods ended September 30, 2004 and 2003, respectively, after giving effect to stock split paid in January 2004), is included in the weighted average number of shares for purposes of the diluted earnings per share computation. No other adjustments are made to the computation of basic earnings per share to arrive at diluted earnings per share.

The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

(Dollars in thousands, except per share amounts)

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
Net Income:
Net income	$37,015	$34,292	$116,302	$94,883
Preferred stock dividend	(3,971)	(3,971)	(11,913)	(11,913)

Net income attributable to common stock	$33,044	$30,321	$104,389	$82,970

Weighted Average Shares:
Basic weighted average number of common shares outstanding	51,107,120	51,065,462	51,099,356	51,054,845
Incremental shares issuable upon exercise of stock options	270,388	225,450	261,052	223,146

Diluted weighted average number of common shares outstanding	51,377,508	51,290,912	51,360,408	51,277,991

Net income per common share:
Basic	$0.65	$0.59	$2.04	$1.63
Diluted	$0.64	$0.59	$2.03	$1.62

Dividends per share on common stock declared and paid by the Company were as follows:

Three month		Nine month
period ended		period ended
September 30,		September 30,
2004	2003	2004	2003
$0.1014	$0.0760	$0.2835	$0.2120

NOTE 3 — INVESTMENT AND MORTGAGE-BACKED SECURITIES

          The carrying value and estimated fair value of investment and mortgage-backed securities by category are shown below. The fair value of investment securities is based on quoted market prices and dealer quotes.

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held for trading:
FHLMC certificates	$26,893	$33,245
Interest only strips	13,268	—

	40,161	33,245

Investment securities held for trading:
Puerto Rico government and agencies obligations	57	—
Municipal securities	—	446
Bank issued trust preferred securities	—	4,650
Other	45	14

	102	5,110

	$40,263	$38,355

	September 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Collateralized mortgage obligations (CMO):
Due from one to five years	$2,232	$2,256	$5,939	$6,019
Due from five to ten years	59,355	58,679	20,889	20,873
Due over ten years	975,877	968,601	941,970	939,757

	1,037,464	1,029,536	968,798	966,649

CMO residuals (interest only), and interest only strips (IO’s)	69,731	60,582	63,991	64,890

FNMA certificates:
Due from one to five years	186	196	71	72
Due from five to ten years	218,499	219,399	87,989	87,101
Due over ten years	311,023	315,009	388,687	405,193

	529,708	534,604	476,747	492,366

FHLMC certificates:
Due from one to five years	1,072	1,091	3	3
Due from five to ten years	60,674	60,589	20,308	19,955
Due over ten years	300,097	306,649	439,876	448,161

	361,843	368,329	460,187	468,119

GNMA certificates:
Due from one to five years	3,097	3,213	50	52
Due from five to ten years	8,539	8,735	12,563	12,918
Due over ten years	301,581	302,123	346,568	350,217

	313,217	314,071	359,181	363,187

	2,311,963	2,307,122	2,328,904	2,355,211

Investment securities available for sale:
U.S. Government and Agencies securities:
Due within one year	13,667	13,706	62,519	63,113
Due from one to five years	689,138	685,867	399,275	398,028
Due from five to ten years	24,593	25,288	79,388	81,042

	727,398	724,861	541,182	542,183

Corporate debt obligations:
Due within one year	10,000	9,919	14,247	14,362
Due from one to five years	38,547	40,222	48,578	51,376
Due from five to ten years	1,027	1,122	2,123	2,109

	49,574	51,263	64,948	67,847

US Municipal debt obligations-Due over ten years	15,047	15,391	12,209	12,339

	792,019	791,515	618,339	622,369

	$3,103,982	$3,098,637	$2,947,243	$2,977,580

	September 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Unaudited)
	(Dollars in thousands)
Mortgage-backed securities held to maturity:
GNMA certificates:
Due from one to five years	$2,716	$2,763	$3,497	$3,581
Due from five to ten years	363	359	463	469
Due over ten years	19,391	19,852	25,475	26,079

	22,470	22,974	29,435	30,129

FNMA certificates-Due over ten years	4,105	4,387	4,785	4,999

FHLMC certificates-Due over ten years	67	65	81	79

	26,642	27,426	34,301	35,207

Investment securities held to maturity:
United States Government and Agencies obligations-Due from one to five years	2,500	2,500	1,997	1,997

Puerto Rico Government and Agencies obligations:	10,549	10,711	558	567
Due within one year	38,932	39,523	31,846	33,088
Due from one to five years	2,000	2,004	9,398	9,230

Due from five to ten years	51,481	52,238	41,802	42,885

	100	100	100	100

Other - Due from one to five years	54,081	54,838	43,899	44,982

	$80,723	$82,264	$78,200	$80,189

In addition to the investment and mortgage-backed securities pledged on repurchase agreements and reported as pledged assets in the consolidated statements of financial condition, at September 30, 2004 the Company had investment and mortgage-backed securities pledged as collateral on repurchase agreements where the counterparties do not have the right to sell or repledge the assets as follows:

Carrying Amount
(Unaudited)
(Dollars in thousands)
Mortgage-backed and investment securities available for sale, at fair value	$718,382
Mortgage-backed and investment securities held for trading, at fair value	2,222
Mortgage-backed and investment securities held to maturity, at amortized cost	378

$720,982

     Prior to the quarter ended September 30, 2004, residual interests retained by the Company on financial assets transfers accounted for as sales were reported by the Company at fair value as interest-only strips (IO’s) and classified as available for sale securities. As of September 30, 2004, the Company has reclassified approximately $80.9 million from its available for sale securities to other assets following the guidance contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Under SFAS No. 133, such residual interests must be recorded as trading derivatives and reported at fair value, with unrealized marked-to-market gains or losses recorded in results of operations of the Company. A corresponding reclassification of $43.1 million was made as of December 31, 2003 for consistency purposes. Following the guidance contained in SFAS No. 133, the Company recorded a trading loss of approximately $11.5 million related to the trading derivatives. The amount of unrealized gains or losses recorded in other comprehensive income related to the retained interests prior to the quarter ended September 30, 2004 were not material since the level of short-term interest rates had been relatively constant from the time the residual interest were originally recognized. As a result, management has determined that the application of the guidance contained on SFAS No. 133 to prior periods has no material impact on the consolidated financial statements of the Company. For additional information on this matter, see “Management’s Discussion and Analysis — Results of Operations.”

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans consist of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Real estate loans:
Residential — first mortgage	$2,793,611	$2,384,279
Residential — second mortgage	38,858	34,999
Land	218,637	96,796
Construction	798,419	603,867
Commercial	880,162	792,950

	4,729,687	3,912,891
Undisbursed portion of loans in process	(356,468)	(224,960)
Net deferred loan costs	1,123	1,369

	4,374,342	3,689,300

Other loans:
Commercial business	195,091	126,019
Commercial leases	98,242	62,671
Consumer:
Secured by deposits	23,650	24,713
Secured by real estate	46,979	53,709
Other	138,860	131,711
Unearned interest	—	(1)

	502,822	398,822

Total loans	4,877,164	4,088,122
Allowance for loan losses	(49,209)	(39,615)

	$4,827,955	$4,048,507

     The changes in the allowance for loan losses follow:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
	(Dollars in thousands)
Balance, beginning of period	$46,799	$34,315	$39,615	$32,675
Provision for loan losses	6,265	4,292	19,000	12,956
Loans charged-off	(4,896)	(3,497)	(12,067)	(11,284)
Recoveries	1,041	619	2,661	1,382

Balance, end of period	$49,209	$35,729	$49,209	$35,729

The following table sets forth the amounts and categories of R&G Financial’s non-performing assets at the dates indicated.

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Non-accruing loans:
Residential real estate (1)	$75,719	$57,031
Residential construction	2,079	2,424
Commercial real estate	19,810	22,589
Commercial business	1,809	1,733
Consumer unsecured	623	833

Total	100,040	84,610

Accruing loans greater than 90 days delinquent:
Residential real estate (1)	—	—
Residential construction	—	—
Commercial real estate	—	—
Commercial business	652	382
Consumer	354	422

Total accruing loans greater than 90 days delinquent	1,006	804

Total non-performing loans	101,046	85,414

Real estate owned (2)	19,898	19,954
Other repossessed assets	126	220

	20,024	20,174

Total non-performing assets	$121,070	$105,588

Total non-performing loans as a percentage of total loans	1.93%	1.98%

Total non-performing assets as a percentage of total assets	1.32%	1.29%

Allowance for loan losses as a percentage of total non-performing loans	48.70%	46.38%

Allowance for loan losses as a percentage of total loans outstanding	0.94%	0.92%

Net charge-offs to average loans outstanding	0.27%	0.32%

(1)	R&G Financial’s historical charge-offs with respect to residential real estate loans have been low. As a result, R&G Financial’s aggregate charge-offs as a percentage of total average loans outstanding amounted to 0.27% during the nine months ended September 30, 2004 and 0.32% during the year ended December 31, 2003.

(2)	Consist primarily of residential real estate foreclosed by the Company.

During the quarter ended June 30, 2004, the Company sold approximately $28.2 million of non-performing residential mortgage loans on a recourse basis.

NOTE 5 - SERVICING ASSET

The changes in the servicing asset of the Company follows:

	Three months		Nine months
	period ended		period ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
		(Dollars in thousands)
Balance at beginning of period	$117,740	$127,146	$119,610	$142,334
Rights originated	8,212	7,227	22,854	21,310
Rights purchased	131	242	571	9,752
Scheduled amortization	(5,646)	(5,889)	(16,655)	(17,134)
Impairment charges:
Unscheduled amortization	(2,321)	(6,142)	(5,471)	(18,966)
Reversal (provision) of valuation reserves	453	1,565	(2,340)	(13,147)

Balance at end of period	$118,569	$124,149	$118,569	$124,149

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Passbook savings	$373,746	$337,463

NOW accounts	269,234	133,201
Super NOW accounts	385,312	426,144
Regular checking accounts (non-interest bearing)	154,961	134,659
Commercial checking accounts (primarily non-interest bearing)	260,053	259,614

	1,069,560	953,618

Certificates of deposit:
Under $100,000	825,606	731,655
$100,000 and over	1,866,636	1,527,581

	2,692,242	2,259,236

Accrued interest payable	8,390	5,447

	$4,143,938	$3,555,764

Certificates of deposit include $817.7 million and $623.8 million of brokered deposits at September 30, 2004 and December 31, 2003, respectively.

NOTE 7 - STOCK OPTION PLANS

The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company follows the disclosure only provisions of SFAS No. 123 – “Accounting for Stock-Based Compensation” (SFAS 123) and thus, no compensation cost has been recognized for the Company’s Stock Option Plans. Had compensation cost for the Company’s Stock Option Plans been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company’s net earning and earnings per share for the three and nine month period ended September 30, 2004 would have been reduced to the pro-forma amounts indicated below:

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
	(Dollars in thousands)
Net earnings - as reported	$37,015	$34,292	$116,302	$94,883
Net earnings - pro forma	$36,980	$34,273	$116,200	$94,829
Basic earnings per share - as reported	0.65	0.59	2.04	1.63
Basic earnings per share - pro forma	0.65	0.59	2.04	1.62
Diluted earnings per share - as reported	0.64	0.59	2.03	1.62
Diluted earnings per share - pro forma	0.64	0.59	2.03	1.62

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, the Company had open commitments to issue GNMA certificates of approximately $13.8 million. In addition, the Company had commitments to sell mortgage loans to third party investors amounting to approximately $303.6 million.

Unrealized gains and losses are recorded in trading activities in the accompanying consolidated statements of income related to these forward sales commitments, for the difference between committed prices and market prices at the balance sheet date. Unrealized trading gains or losses were not significant during the nine months ended September 30, 2004.

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

Other

At September 30, 2004, the Company is liable under limited recourse provisions resulting from the sale of loans to several investors, principally FHLMC. The principal balance of these loans, which are serviced by the Company, amounts to approximately $1.7 billion at September 30, 2004. At September 30, 2004, the Company has an allowance for recourse provisions of $1.5 million. Historical losses on recourse obligations have not been significant.

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

As referenced in Note 1 under “Reporting Entities”, on October 11, 2004, the Company and Crown Bank entered into a purchase and assumption agreement with SouthTrust Bank to acquire 18 SouthTrust branches. Pursuant to the agreement, the Company and Crown Bank has agreed to complete the closing and conversion of all accounts by March 3, 2005. Crown Bank will pay Wachovia Corporation a fee of $4.5 million if the closing and conversion does not occur by such date, provided the inability to meet that deadline is caused solely by Crown Bank’s action or failure to act.

NOTE 9 - SUPPLEMENTAL INCOME STATEMENT INFORMATION

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

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
		(Dollars in thousands)
Employee costs	$26,268	$24,575	$79,844	$70,879

Other administrative and general expenses	$8,699	$14,750	$40,153	$44,962

NOTE 10 – INDUSTRY SEGMENTS

The following summarized information presents the results of the Company’s operations for its traditional banking and mortgage banking activities:

	(Dollars in thousands)
	Three month period ended September 30,
	2004				2003
				(Unaudited)
		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other (1)	Totals	Banking	Banking	Other (1)	Totals
Revenues	$65,175	$26,931	$4,316	$96,422	$56,578	$34,747	$4,484	$95,809
Non-interest expenses	21,496	24,796	1,583	47,875	24,174	23,961	1,410	49,545
Income before income taxes	$43,679	$2,135	$2,733	$48,547	$32,404	$10,786	$3,074	$46,264

	Nine month period ended September 30,
	2004				2003
				(Unaudited)
		Mortgage		Segments		Mortgage		Segments
	Banking	Banking	Other (1)	Totals	Banking	Banking	Other (1)	Totals
Revenues	$197,987	$99,107	$14,187	$311,281	$144,367	$136,106	$11,682	$292,155
Non-interest expenses	75,659	74,536	5,042	155,237	67,879	94,153	3,764	165,796
Income before income taxes	$122,328	$24,571	$9,145	$156,044	$76,488	$41,953	$7,918	$126,359

(1)	Comprised of broker-dealer and insurance agency operations.

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company’s consolidated amounts (unaudited):

	Three month period ended		Nine month period ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Revenues:
Total revenues for reportable segments	$96,422	$95,809	$311,281	$292,155
Elimination of intersegment revenues	(2,391)	(2,029)	(5,796)	(4,012)
Corporate revenues	401	368	1,121	1,283

Total consolidated revenues	$94,432	$94,148	$306,606	$289,426

Income before income taxes:
Total income before income taxes for reportable segments	$48,547	$46,264	$156,044	$126,359
Elimination of intersegment profits	(346)	(767)	(473)	(644)
Unallocated corporate (expenses) income	(87)	147	(488)	529

Income before income taxes, consolidated	$48,114	$45,644	$155,083	$126,244

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company’s consolidated total assets as of September 30, 2004 and December 31, 2003 follows:

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
Assets:
Banking	$8,551,185	$7,387,475
Mortgage banking	812,049	890,023
Other	152,277	168,294

Total assets for reportable segments	9,515,511	8,445,792
Parent company assets	155,305	66,920
Elimination of intersegment balances	(481,969)	(313,832)

Consolidated total assets	$9,188,847	$8,198,880

The following summarized information presents the results of the Company’s operations for its Puerto Rico and mainland U.S. operations for the periods presented.

	Three month period September 30,
	2004			2003
	Puerto Rico	United States	Total	Puerto Rico	United States	Total
	(Dollars in thousands)
	(Unaudited)
Revenues	$81,369	$13,063	$94,432	$72,386	$21,762	$94,148
Non-interest expense	37,203	9,115	46,318	37,503	11,001	48,504

Income before income taxes	$44,166	$3,948	$48,114	$34,883	$10,761	$45,644

	Nine month period September 30,
	2004			2003
	Puerto Rico	United States	Total	Puerto Rico	United States	Total
	(Dollars in thousands)
	(Unaudited)
Revenues	$254,662	$51,944	$306,606	$238,804	$50,622	$289,426
Non-interest expense	117,958	33,565	151,523	108,421	54,761	163,182

Income (loss) before income taxes	$136,704	$18,379	$155,083	$130,383	$(4,139)	$126,244

Total assets of the Company among its Puerto Rico and mainland U.S. operations follow:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
	(Unaudited)
Assets:
Puerto Rico	$7,647,483	$6,963,535
United States	1,609,462	1,285,527
Intersegment eliminations	(68,098)	(50,182)

Total assets	$9,188,847	$8,198,880

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

General

     R&G Financial Corporation (the “Company”) is a Puerto Rico chartered diversified financial holding company that, through its wholly-owned subsidiaries, is engaged in banking, mortgage banking, securities and insurance brokerage activities. The Company, currently in its 32nd year of operations, operates 32 bank branches mainly located in the northeastern section of Puerto Rico, 15 bank branches in the Orlando and Tampa/St. Petersburg Florida markets, 5 mortgage and 6 commercial lending offices in the continental United States, and 55 mortgage offices in Puerto Rico, including 26 facilities located within Premier Bank’s branches.

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

     On October 11, 2004, the Company and Crown Bank entered into a purchase and assumption agreement with SouthTrust Bank to acquire 18 SouthTrust branches located in three banking markets in Florida and one banking market in Georgia with deposits and other liabilities totaling approximately $600 million. The acquisition results from the required divestiture of certain SouthTrust branches, together with the assets, deposits and other liabilities of such branches, to facilitate regulatory approval of Wachovia Corporation’s acquisition of SouthTrust Corporation, the parent of SouthTrust Bank. The merger of SouthTrust Corporation and Wachovia Corporation was completed on November 1, 2004. The Company expects to complete this transaction in February 2005 as contemplated by the purchase and assumption agreement.

     The Company is the second largest mortgage loan originator and servicer of mortgage loans on single family residences in Puerto Rico. R&G Financial’s mortgage servicing portfolio amounted to approximately $11.1 billion as of September 30, 2004, or essentially the same amount as of the same date a year ago. While R&G Financial’s servicing portfolio continues to be affected by a high level of prepayments due to lower interest rates, R&G Financial continues to emphasize increasing the size of its mortgage servicing portfolio by relying principally on internal loan originations.

     As part of its strategy to maximize net interest income, R&G Financial maintains a substantial portfolio of mortgage-backed and investment securities. At September 30, 2004, the Company held securities available for sale with a fair market value of $3.1 billion, which included $2.3 billion of mortgage-backed securities, of which $304.5 million consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. R&G Financial’s lower effective tax rate compared to the maximum statutory rate reflects the exemption under Puerto Rico law of the net interest income derived from such securities. In addition, the Company invests in certain U.S. agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation. Finally, the Company may invest in various U.S. securities, the income on which is exempt from Puerto Rico income taxation and is also not subject to federal income taxation.

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

Financial Condition

     At September 30, 2004, total assets amounted to $9.2 billion, as compared to $8.2 billion at December 31, 2003. The $990.0 million or 12.1% increase in total assets since the beginning of the year was primarily the result of a $779.4 million or 19.3% increase in loans receivable, net, due to continued strong loan production during the nine months ended September 30, 2004 and a $121.1 million or 4.1% increase in mortgage-backed and investment securities available for sale. Total loan production for the nine months ended September 30, 2004 was $3.4 billion, essentially the same amount when compared to the corresponding period in 2003. Although the Company’s loan production during the nine months ended September 30, 2004 was affected by decreased refinancings in its U.S. mortgage subsidiary, Continental Capital, the Company’s loan production continues to be driven principally by the Company’s ongoing expansion in commercial and residential lending in Central Florida and Puerto Rico, as well as refinancings in Puerto Rico, which continue to be consistent with R&G Financial’s historical experience.

     At September 30, 2004, R&G Financial had $4.0 billion of borrowings (consisting of securities sold under agreements to repurchase, notes payable, FHLB advances and other borrowings), compared to $3.7 billion at December 31, 2003. R&G Financial utilized repurchase agreements and deposits to fund its growth during the period; total deposits grew 16.5% from $3.6 billion at December 31, 2003 to $4.1 billion at September 30, 2004, whereas repurchase agreements increased by $318.8 million or 14.4%.

     At September 30, 2004, R&G Financial’s allowance for loan losses totaled $49.2 million, which represented a $9.6 million or 24.2% increase from the level maintained at December 31, 2003. At September 30, 2004, R&G Financial’s allowance represented approximately 0.94% of the total loan portfolio and 48.70% of total non-performing loans. However, excluding R&G Financial’s residential loan portfolio, which has minimal charge-off experience, the allowance for loan losses to total loans and to total non-performing loans would have been 2.05% and 194.29%, respectively, at September 30, 2004, compared to 2.09% and 139.57% at December 31, 2003.

     The reconciliation of non-performing loans to non-performing loans excluding residential real estate follows:

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
Allowance for loan losses	$49,209	$39,615

Total non-performing loans	$101,046	$85,414
Less: Residential real estate	(75,719)	(57,031)

	$25,327	$28,383

Total loans	$5,232,509	$4,311,714
Less: Residential real estate	(2,832,469)	(2,419,278)

	$2,400,040	$1,892,436

Allowance for loan losses as a percentage of total non-performing loans	48.70%	46.38%
Allowance for loan losses as a percentage of total non-performing loans (excluding residential real estate)	194.29%	139.57%
Allowance for loan losses as a percentage of total loans	0.94%	0.92%
Allowance for loan losses as a percentage of total loans (excluding residential real estate)	2.05%	2.09%

     Non-performing loans amounted to $101.0 million at September 30, 2004, an increase of $15.6 million or 18.3% when compared to $85.4 million at December 31, 2003. The increase is primarily related to a $18.7 million increase in delinquent residential real estate loans over 90 days past due. The Company regularly repurchases certain residential mortgage loans pursuant to recourse provisions in existing sale contracts. On certain contracts made prior to 2001, the Company is required to repurchase any loans sold that become delinquent over 120 days. During the quarter ended June 30, 2004, the Company sold approximately $28.2 million of non-performing residential mortgage loans on a recourse basis, mostly comprised of loans previously repurchased during the year. Under the recourse provisions made for the loans sold during the second quarter, the Company guarantees the timely payment of principal and interest on the mortgage loans. A reserve was made for the Company’s estimated liability under the recourse provisions at the time of sale.

     At September 30, 2004, $77.8 million or 77.0% of non-performing loans consisted of residential mortgage loans (including residential construction), as to which R&G Financial has historically experienced a low level of loan charge-offs. R&G Financial’s aggregate net charge-offs as a percentage of total average loans outstanding amounted to 0.27% during the nine months ended September 30, 2004 and 0.32% during the year ended December 31, 2003. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, actual foreclosures and the resulting loan charge-offs have historically been lower than in the United States.

     Stockholders’ equity increased from $750.4 million at December 31, 2003 to $825.8 million at September 30, 2004. The $75.4 million or 10.0% increase was due primarily to the net income recognized during the period, net of dividends paid and a $15.1 million change in other comprehensive income, from a $9.7 million gain at December 31, 2003 to a $5.4 million accumulated loss at September 30, 2004. The change is due primarily to a $26.9 million decrease in the fair value of available for sale securities as a result of increases in interest rates during the period.

Results of Operations

     During the three and nine months ended September 30, 2004, R&G Financial reported net income of $37.0 million and $116.3 million or $0.64 and $2.03 of earnings per diluted share, respectively, compared to net income of $34.3 million and $94.9 million or $0.59 and $1.62 of earnings per diluted share for the comparative periods in 2003. These results reflect an increase in earnings per diluted share of 8.5% and 25.3% for the three and nine month period ended September 30, 2004 over the comparable period in 2003.

     Net interest income increased by $38.6 million or 28.7% during the nine month period ended September 30, 2004 to $173.1 million, due to a $1.7 billion increase in the average balance of interest-earning assets, together with a 6 basis point increase in the Company’s net interest margin from 2.75%

to 2.81%. The increase in the average balance of interest earning assets is primarily related with a $1.3 billion or 36.9% increase in the average balance of loans receivable as a result of strong loan production. Total loan production during the nine months ended September 30, 2004 amounted to $3.4 billion compared to $3.4 billion during the prior comparable period.

     The provision for loan losses amounted to $19.0 million during the nine months ended September 30, 2004, a 46.7% increase over the prior comparable period, reflecting the continuing increase in the Company’s commercial real estate and construction loan portfolios, which have higher credit risk compared to residential loans.

     Non-interest income during the nine months ended September 30, 2004 decreased $15.3 million or 9.1% to $152.5 million as compared to $167.8 million during the nine months ended September 30, 2003. The decrease in non-interest income during the nine months ended September 30, 2004 is primarily due to trading losses aggregating $21.5 million recorded during the third quarter of 2004 related to derivative instruments held by the Company. Such trading losses include a $10.0 million trading loss on derivative instruments held by the Company for interest rate risk management purposes to hedge a portion of the Company’s residual beneficial interests retained in financial asset transfers accounted for as sales. This loss is mainly attributable to the flattening of the yield curve during the period. The fair value of hedging instruments employed by the Company increases with increases in interest rates, and decreases with decreases in interest rates. However, the Company’s expectation as to the likelihood of future increases in interest rates, which was consistent with the financial market place at the time the hedges were made, did not materialize during the third quarter of 2004. As a result, the fair value of the hedging instruments decreased, and the purpose of the hedge was not accomplished.

     Trading losses during the third quarter of 2004 also include a $11.5 million trading loss on certain beneficial interests held by the Company resulting from past and ongoing financial asset transfers accounted for as sales which are due principally to increases in short-term interest rates during the period. These trading losses were recorded following the guidance contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Under SFAS No. 133, such beneficial interests must be recorded as trading derivatives and reported at fair value, with unrealized marked-to-market gains or losses recorded in the results of operations of the Company. Prior to the quarter ended September 30, 2004, the residual interests retained by the Company were reported at fair value as interest-only strips and classified as available for sale securities, with unrealized marked-to-market gains or losses recorded in other comprehensive income in the Company’s consolidated financial statements. As of September 30, 2004, these derivatives amount to approximately $80.9 million and are reported in other assets. A corresponding reclassification of $43.1 million was made as of December 31, 2003 for consistency purposes. The amount of unrealized gains or losses recorded in other comprehensive income related to the retained interests prior to the quarter ended September 30, 2004 were not material since the level of short-term interest rates had been relatively constant from the time the residual interest were originally recognized. As a result, management has determined that the application of the guidance contained on SFAS No. 133 to prior periods has no material impact on the consolidated financial statements of the Company.

     As discussed above and under “Interest Rate Risk Management — Derivatives” below, the Company employs a variety of instruments to hedge the fair value of its beneficial residual interests retained in financial asset transfers accounted for as sales. During the third quarter of 2004, such hedging techniques did not work effectively as they were designed for an increasing interest rate scenario and not for the flattening yield curve environment which occurred. While the Company believes its hedging techniques will be successful in an increasing rate scenario, there can be no assurance that these hedging techniques will be successful. To the extent they are not successful, the Company’s profitability may be adversely affected. In addition, as the result of the application of SFAS No. 133 to some of its loan sale transactions, the Company is negotiating revisions to some of its form of sales contracts for future transactions. While the Company believes that it will be able to negotiate changes prospectively which will permit it to consummate such transactions, no assurance can be given that it will be successful in this endeavor, in whole or in part. If it is not successful in this endeavor, the Company’s sale of loan production would be reduced, which could adversely affect the Company’s future earnings.

     The decrease in non-interest income during the nine months ended September 30, 2004 was also due to an $11.3 million or 28.9% decrease in servicing income, due principally to a decrease in the Company’s weighted average servicing fee during the period, which is mainly attributable to a higher allocation of servicing fee collections to residual interests retained and a $4.0 million decrease on gains on securities available for sale. During the third quarter of 2004, the Company determined that certain interest-only strips that are classified as available for sale securities in its consolidated financial statements were impaired during the quarter in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” As a result, the Company recorded an $8.8 million impairment charge on interest-only strips against its gains on securities available for sale. Such decreases in non-interest income were partially offset by a $18.9 million or 17.6% increase in net gain on sale of loans over the prior comparable period, as a result of strong loan production within the Company’s Puerto Rico mortgage operations and an increase in the volume of loans sold during the period and a $4.5 million or 21.6% increase in fee and other income.

     Net interest income increased by $13.6 million or 28.5% to $61.4 million during the quarter ended September 30, 2004 over the prior comparable period, due to a $1.5 billion increase in the average balance of interest-earning assets together with a 15 basis points increase in the Company’s net interest margin from 2.72% to 2.87%.

     Non-interest income during the quarter ended September 30, 2004 decreased $11.5 million or 23.6% to $39.3 million as compared to $50.7 million during the quarter ended September 30, 2003. The decrease in non-interest income during the quarter is mostly attributable to trading losses on derivative instruments and impairment charges on securities available for sale of $21.5 million and $8.8 million, respectively, recognized by the Company during the third quarter of 2004 as discussed above, together with a $4.1 million or 32.2% decrease in loan servicing income. Such decreases were partially offset by a $19.7 million or 67.0% increase in net gain on sale of loans.

     Total non-interest expenses decreased by $11.7 million or 7.1% to $151.5 million during the nine months ended September 30, 2004 as compared to $163.2 million during the nine months ended September 30, 2003, mainly due to a $24.3 million or 75.7% decrease in impairment charges on the Company’s servicing asset due to lower prepayments as a result of higher interest rates during the period, partially offset by a $8.6 million or 19.1% increase in employee compensation and benefits associated with general growth in Puerto Rico and Florida operations and an increase in advertising and promotion expenses of $4.1 million or 37.7%. Office occupancy and equipment expenses also increased by $2.4 million or 12.9%.

     Total non-interest expenses decreased by $2.2 million or 4.5% to $46.3 million during the three month period ended September 30, 2004 as compared to $48.5 million during the three months ended September 30, 2003, due to a $2.7 million or 17.6% increase in employee compensation and benefits, a $847,000 or 13.1% increase in occupancy expenses, and a $1.1 million or 29.7% increase in advertising and promotion. Such increases were partially offset by a $3.9 million or 31.2% decrease in other general and administrative expenses due to reductions in certain banking operational expenses and a $2.7 million decrease in expenses associated with impairment charges on the Company’s servicing asset.

Interest Rate Risk Management

     General. Interest rate fluctuation is the primary market risk affecting R&G Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on the Company’s portfolio of loans and securities, the amount of gain on sale of loans, and the value of R&G Financial’s loan servicing portfolio and its investment securities portfolio, as well as R&G Financial’s strategies to manage such effects, are discussed in R&G Financial’s Annual Report to Shareholders, which information is also incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.”

     In the future, the Company may use alternative hedging techniques including futures, options, interest rate swap agreements or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, R&G Financial’s profitability may be adversely affected. For additional information on the use of derivatives to manage interest rate risk, see “Derivatives” below.

     Interest Rate Sensitivity Analysis. R&G Financial employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on-balance and certain off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. This sensitivity analysis is limited by the fact that it is performed at a particular point in time, is subject to the accuracy of various assumptions, including prepayment forecasts, and does not incorporate other factors that could impact R&G Financial’s overall performance in each scenario. Accordingly, the estimates resulting from the use of the model should not be viewed as an earnings forecast. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

     The Company’s Risk Management Committee, which comprises members of senior management and reports to R&G Financial’s Board of Directors, monitors interest rate risk within Board-approved policy limits. R&G Financial’s current interest rate risk policy limits are primarily determined by measuring the anticipated change in net interest income over a 12-month horizon assuming a 100- and 200- basis point linear increase or decrease in interest rates. The current policy limits this exposure to a 15% reduction in net interest income for a 12-month horizon under a 200-basis point increase or decrease in interest rates.

     The following table shows R&G Financial’s net interest income sensitivity profile as of September 30, 2004, and December 31, 2003:

  Interest Rate Sensitivity
  (Dollars in thousands)

  As of September 30, 2004

Change in Interest Rates (Basis	Expected	Percentage Change in 12-month
Points) (1)	Net Interest Income (2)	Net Interest Income
+200	212,630	-1.8%
+100	214,988	-0.7%
Base Scenario	216,604	--
-100	215,592	-0.5%

  As of December 31, 2003

Change in Interest Rates (Basis	Expected	Percentage Change in 12-month
Points) (1)	Net Interest Income (2)	Net Interest Income
+200	206,059	-1.4%
+100	207,783	-0.6%
Base Scenario	209,074	—
-100	208,261	-0.4%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	Net interest income amounts exclude amortization of deferred loan fees.

     At September 30, 2004, given a linear 100 and 200 basis point increase in the yield curve used in the simulation model, it is estimated net interest income for R&G Financial would decrease by 0.7% and 1.8%, respectively, over one year. A 100 basis point linear decrease in interest rates would reduce net interest income by 0.5% over one year. All these estimated changes in net interest income are within the policy guidelines established by R&G Financial’s Board of Directors. The model does not assume a full 200 basis point decrease in rates for short-term assets and liabilities, principally due to the historical low level of short-term interest rates.

     While the sensitivity model serves as a useful tool for measuring short-term risk to future net interest income, it does not measure the sensitivity of the market value of R&G Financial’s assets or other sources of income such as trading activities and mortgage loan sales to changes in interest rates.

     The following table summarizes the anticipated maturities or repricing of R&G Financial’s interest-earning assets and interest-bearing liabilities as of September 30, 2004, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest earning components of loans held for sale and mortgage-backed securities held in connection with the Company’s mortgage banking business, as well as all securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their contractual maturity date.

	Within	Four to	More than	More than
	Three	Twelve	One Year to	Three Years	Over Five
(Dollars in Thousands)	Months	Months	Three Years	to Five years	Years	Total
Interest-earnings assets(1):
Loans receivable	$1,466,056	$755,310	$1,121,078	$580,754	$952,837	$4,876,035
Mortgage loans held for sale	94,399	25,470	53,052	36,262	31,780	240,963
Mortgage-backed securities (2)(3)	105,065	539,257	524,417	346,288	858,894	2,373,921
Investment Securities (3)	133,653	43,999	618,983	142,784	692	940,111
Other interest-earning assets (4)	201,309	600	—	—	—	201,909

Total	$2,000,482	$1,364,636	$2,317,530	$1,106,088	$1,844,203	$8,632,939

Interest bearing liabilities:
Deposits (5)
NOW and Super NOW accounts	$37,800	$90,889	$99,913	$80,929	$345,015	$654,546
Passbook saving accounts	9,345	27,095	67,461	53,969	215,876	373,746
Regular and commercial checking	20,751	58,103	63,871	51,735	220,554	415,014
Certificates of Deposit	339,152	1,218,439	740,308	390,279	4,063	2,692,241
FHLB Advances	130,000	247,600	441,000	152,000	140,000	1,110,600
Securities sold under agreements to repurchase (6)	1,691,512	100,453	624,455	—	138,200	2,554,620
Other borrowings (7)	54,273	77,796	—	—	231,959	364,028

Total	2,282,833	1,820,375	2,037,008	728,912	1,295,667	8,164,795

Effect of hedging instruments	170,000	174,600	(94,100)	(170,500)	(80,000)	—

Excess (deficiency) of interest-earnings assets over interest-bearing liabilities	$(112,351)	$(281,139)	$186,422	$206,676	$468,536	$468,144

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(112,351)	$(393,490)	$(207,068)	$(392)	$468,144

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total assets	-1.22%	-4.28%	-2.25%	-0.00%	5.09%

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather that in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.

(2)	Reflects estimated prepayments in the current interest rate environment.

(3)	Includes securities held for trading, available for sale and held to maturity.

(4)	Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold.

(5)	Does not include non-interest-bearing deposit accounts. Although negotiable order of withdrawal (“NOW”) and Super NOW accounts, passbook savings accounts and checking accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities based on the retention of such deposits in changing interest rate environments. The table assumes that funds will be withdrawn from at annual rates for NOW accounts and for regular and commercial checking accounts, ranging from 10% for 0-12 months, 19% for 1-5 years, 41% for 5-10 years, 65% for 10-20 years and 100% thereafter; and, for passbook savings accounts, ranging from 5% for 0-12 months, 20% for 1-5 years, 40% for 5-10 years, 65% for 10-20 years and 100% thereafter. The percentages used were computed based on actual experience for new accounts and the percentage retained over time.

(6)	Includes federal funds purchased, if any.

(7)	Comprised of warehousing lines, notes payable and other borrowings.

     As of September 30, 2004, the Company had a one year negative gap of approximately $393.5 million, which constituted 4.28% of total assets at such date, compared to a negative gap of approximately $116.2 million or 1.4% of total assets at December 31, 2003. R&G Financial had a positive gap within one year until June 30, 2004 due primarily to the Company’s emphasis on commercial and construction lending, which results in a greater amount of adjustable rate loans in the Company’s loan portfolio, as well as to the continued extension during the first half of 2004 of the maturity dates of certain borrowings of the Company into longer-term maturities, taking advantage of the continued low interest rate environment. Even though the emphasis in commercial lending continues, R&G Financial’s negative gap within one year as of September 30, 2004 is due to the use of an increasing amount of shorter term funding. The Company estimates that as of September 30, 2004, close to 44.1% of all borrowings of the Company had maturity dates longer than one year, compared to 50.2% as of June 30, 2004. Management continues the active management of its gap position in an attempt to maintain a positive gap.

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

     Derivatives. R&G Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates beyond the control of management. Derivatives include interest rate swaps, interest rate collars, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter (“OTC’) or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, collars, forwards and options. Exchange-traded derivatives include futures and options.

     From time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes R&G Financial to interest rate risk. At September 30, 2004, the Company has five interest rate swaps agreements outstanding (with an aggregate notional amount of $170.0 million) that are intended to protect the Company from the repricing of its short-term liabilities during a rising interest rate environment as detailed below:

	notional		pay fixed	receive	designation /	Call
Hedge Item	amount	maturity	rate	rate floating	description	option
Repurchase agreements	$15,000,000	February 6, 2006	4.80%	3 month Libor	cash flow hedge	callable quarterly after one year
FHLB Advance	50,000,000	February 6, 2006	4.67%	3 month Libor	cash flow hedge	callable quarterly after one year
Long-term debt	25,000,000	April 22, 2007	8.77%	6 month Libor	cash flow hedge	N/A
Repurchase agreements	70,000,000	December 8, 2009	5.60%	3 month Libor	cash flow hedge	callable quarterly after one year
N/A	10,000,000	December 15, 2009	5.69%	3 month Libor	trading derivative	callable quarterly after one year

At September 30, 2004, the agreements had an aggregate negative fair value of approximately $13.2 million which is recorded as a liability in R&G Financial’s unaudited consolidated financial statements.

     Although R&G Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to current operations as they occur. Contracts with positive fair value are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements, with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge). Certain hedging activities related to certain beneficial interests retained on financial asset transfers accounted for as sales are reported as fair value hedges. In a qualifying fair value hedge, both the changes in fair value of the hedged item (in this case beneficial interests retained on financial asset transfers accounted for as sales) and changes in fair value of the derivative are included in trading activities in the statement of income. As a result, any hedge ineffectiveness is reflected immediately in earnings. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring effectiveness. During the quarter ended September 30, 2004, the Company recognized pre-tax losses of $10.0 million on its fair value hedges for its beneficial interests retained.

     Fair values of derivatives such as interest rate future contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the counter market are determined by prices provided by external sources or valuation models. The notional amounts of assets and liabilities related to these derivatives totaled $375.0 million and $732.5 million, respectively, as of September 30, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent R&G Financial’s exposure to market or credit risk.

     The table below summarizes the fair values of R&G Financial’s derivatives, as well as the source of the fair values.

Fair Value Reconciliation
(Dollars in thousands)

Nine months ended September 30,
2004
Fair value of contracts outstanding at the beginning of the period	$—
Contracts realized or otherwise settled during the period	(2,516)
Fair value of new contracts entered into during the period	12,908
Other changes in fair values	(10,869)

Fair value of contracts outstanding at the end of the period	$(477)

Source of Fair Value
(Dollars in thousands)

	As of September 30, 2004 Payment due by period
	Maturity			Maturity	Total
	Less Than	Maturity	Maturity	In Excess	Fair
	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Prices actively quoted	$(5,932)	$5,455	$—	$—	$(477)
Prices provided by other external sources	—	—	—	—	—

	$(5,932)	$5,455	$—	$—	$(477)

     The use of derivatives involves market and credit risk. The market risk of the derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. R&G Financial generally manages its risks by taking risk-offsetting positions.

     The credit risk of derivatives arises from the potential of a counterparty to default on its contractual obligations. To manage this credit risk, R&G Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

Average Balances, Net Interest Margin, Yields Earned and Rates Paid

     The following tables present for the periods indicated R&G Financial’s total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average of month-end balances for non-banking subsidiaries and average daily balances for banking subsidiaries in each case during the periods presented.

	For the three months period ended September 30,
	2004			2003
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Cash and cash equivalents(1)	$256,610	$1,085	1.69%	$145,879	$510	1.40%
Investment securities held for trading	481	10	8.32	4,998	24	1.92
Investment securities available for sale	714,442	5,078	2.84	587,195	5,836	3.98
Investment securities held to maturity	44,777	604	5.40	31,549	374	4.74
Mortgage-backed securities held for trading	36,591	557	6.09	49,189	800	6.51
Mortgage-backed securities available for sale	2,387,514	33,926	5.68	2,248,109	26,478	4.71
Mortgage-backed securities held to maturity	27,698	390	5.63	38,527	540	5.61
Loans receivable, net (2)	4,975,202	76,841	6.18	3,808,755	59,528	6.25
FHLB Stock	105,608	1,032	3.91	103,460	1,257	4.86

Total interest-earning assets	8,548,923	$119,523	5.59%	7,017,661	$95,347	5.43%

Non-interest-earning assets	517,788			527,905

Total assets	$9,066,711			$7,545,566

Interest-Bearing Liabilities:
Deposits	$3,973,423	$26,188	2.64%	$3,414,109	$23,362	2.74%
Securities sold under agreements to repurchase (3)	2,536,273	15,371	2.42	1,931,273	12,144	2.52
Notes payable	137,012	930	2.72	224,238	1,519	2.71
Other borrowings(4)	1,446,211	15,663	4.33	1,034,100	10,579	4.09

Total interest-bearing liabilities	8,092,919	$58,152	2.87%	6,603,720	$47,604	2.88%

Non-interest-bearing liabilities	171,002			228,914

Total liabilities	8,263,921			6,832,634

Stockholders’ equity	802,790			712,932

Total liabilities and stockholders’ equity	$9,066,711			$7,545,566

Net interest income; interest rate spread (5)		$61,371	2.72%		$47,743	2.55%

Net interest margin			2.87%			2.72%

Average interest-earning assets to average interest-bearing liabilities			105.63%			106.27%

(footnotes on the following page)

	For the nine months period ended September 30,
	2004			2003
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Cash and cash equivalents(1)	$218,048	$2,522	1.54%	$123,614	$1,093	1.18%
Investment securities held for trading	1,200	28	3.11	2,117	24	1.51
Investment securities available for sale	654,762	16,817	3.42	581,096	18,746	4.30
Investment securities held to maturity	44,463	1,702	5.10	30,798	1,142	4.94
Mortgage-backed securities held for trading	39,078	1,848	6.31	53,833	2,731	6.76
Mortgage-backed securities available for sale	2,391,642	95,614	5.33	2,135,204	80,559	5.03
Mortgage-backed securities held to maturity	29,895	1,272	5.67	41,731	1,788	5.71
Loans receivable, net (2)	4,714,865	215,101	6.08	3,444,204	166,490	6.45
FHLB Stock	104,639	1,946	2.48	98,917	3,588	4.84

Total interest-earning assets	8,198,592	$336,850	5.48%	$6,511,514	$276,161	5.65%

Non-interest-earning assets	530,528			553,114

Total assets	$8,729,120			$7,064,628

Interest-Bearing Liabilities:
Deposits	$3,765,363	$73,633	2.61%	$3,129,486	$68,023	2.90%
Securities sold under agreements to repurchase (3)	2,400,317	43,003	2.39	1,801,577	37,729	2.79
Notes payable	167,689	2,949	2.34	228,706	5,528	3.22
Other borrowings(4)	1,386,388	44,174	4.25	1,008,906	30,348	4.01

Total interest-bearing liabilities	7,719,757	$163,759	2.83%	$6,168,675	$141,628	3.06%

Non-interest-bearing liabilities	224,747			203,559

Total liabilities	7,944,504			6,372,234

Stockholders’ equity	784,616			692,394

Total liabilities and stockholders’ equity	$8,729,120			$7,064,628

Net interest income; interest rate spread (5)		$173,091	2.65%		$134,533	2.59%

Net interest margin			2.81%			2.75%

Average interest-earning assets to average interest-bearing liabilities			106.20%			105.56%

(footnotes on the following page)

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and other short term investments.

(2)	Includes mortgage loans held for sale and non-accrual loans.

(3)	Includes federal funds purchased, if any.

(4)	Comprised of long-term debt, advances from FHLB and other borrowings.

(5)	Interest rate spread represents the difference between R&G Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

Mortgage Loan Servicing

     The following table sets forth certain information regarding the mortgage loan servicing portfolio of R&G Financial for the periods indicated.

	At or for the nine months period ended
	September 30,
	2004	2003
	(Dollars in thousands)
Composition of Servicing Portfolio at period end:
GNMA	$2,015,815	$2,385,047
FNMA/FHLMC	4,333,084	5,147,685
Other mortgage loans (3)	4,766,171	3,391,531

Total servicing portfolio (3)	$11,115,070	$10,924,263

Activity in the Servicing Portfolio:
Beginning servicing portfolio	$10,942,821	$10,991,945
Add: Loan originations and purchases	2,027,873	2,216,772
Servicing of portfolio loans acquired	3,102	1,007,374
Less: Sale of servicing rights(1)	(159,365)	(209,560)
Run-offs(2)	(1,699,361)	(3,082,268)

Ending servicing portfolio(3)	$11,115,070	$10,924,263

Number of loans serviced	144,756	150,159
Average loan size	$77	$73
Average servicing fee rate	0.39%	0.49%

(footnotes on the following page)

(1)	Corresponds to loans sold, servicing released, by Continental Capital.

(2)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(3)	At the dates shown, included $2.2 billion and $1.8 billion, respectively, serviced for Premier Bank, which constituted 19.9% and 16.3% of the total servicing portfolio, and $454.0 million and $120.6 million, respectively, serviced for Crown Bank, which constituted 4.1% and 1.1%, respectively, of the total servicing portfolio at such dates.

     Most of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2004, approximately 24.9% of the Company’s mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

     The Company reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has increased or maintained the size of R&G Financial’s servicing portfolio even during periods of high prepayments. In addition, a substantial portion of the Company’s servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional loans, which tends to reduce risks related to R&G Financial’s servicing portfolio. During the nine month periods ended September 30, 2004 and 2003, the Company recognized $5.5 million and $19.0 million, respectively, of unscheduled amortization on mortgage servicing rights.

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

     The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and certificates of deposit in other financial institutions. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2004, the Company had $211.6 million in borrowing capacity under unused warehousing and other lines of credit, $1.4 billion in borrowing capacity under unused lines of credit with the FHLB and $130.0 million available unused fed funds lines of credit.

     At September 30, 2004, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans of $695.2 million (including unused lines of credit). Certificates of deposit which are scheduled to mature within one year totaled $1.6 billion at September 30, 2004, and borrowings that are scheduled to mature within the same period amounted to $2.3 billion. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and other liquidity needs.

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

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2004, Premier Bank met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.23%, 13.71% and 14.81%, respectively. At September 30, 2004, Crown Bank also met each of its capital requirements, with Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital ratios of 7.82%, 12.11% and 12.85%, respectively. Thus, at September 30, 2004 both Premier Bank and Crown Bank were “well capitalized” institutions under the capital adequacy regulatory guidelines.

     In addition, the Federal Reserve Board has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by FDIC regarding state-chartered banks, as described above. R&G Financial is currently in compliance with such regulatory capital requirements.

     On May 6, 2004, the Federal Reserve issued proposed rules that would continue to allow trust preferred securities to be included in Tier I regulatory capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. As proposed, the Federal Reserve’s rule would retain trust preferred securities as an element of Tier 1 regulatory capital, but with stricter quantitative limitations following a three-year transition period. Under the proposed rule, as of March 31, 2007, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier 1 capital which are identified in the proposed rule, may not exceed 25% of a bank holding company’s Tier 1 capital, net of goodwill. As of the date of this Form 10-Q, the 25% limitation is limited to the aggregate amount of only trust preferred securities and cumulative perpetual preferred stock, and is calculated on a basis that includes goodwill. The Federal Reserve also indicated with respect to its proposal that it expected “internationally active banking organizations” to limit the amount of restricted core capital elements included in Tier 1 capital to 15% of the sum of all core capital elements, net of goodwill. The proposed rules do not clarify what constitutes an “internationally active banking organization.” Both we and other Puerto Rico bank through our trade organization, the Puerto Rico Bankers Association, have asked the Federal Reserve to clarify that for purposes of this rule, Puerto Rico banks are not considered “internationally active banking organizations.” Whether or not this change is addressed in a final rule, the proposed rule, if adopted, would effectively limit the amount of trust preferred securities that may be included in Tier 1 capital.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures about market risks at December 31, 2003 are presented in Item 7A of the Company’s Annual report on Form 10-K. Information at September 30, 2004 is presented on page 27 of this Report. Management believes there have been no material changes in the Company’s market risk since December 31, 2003.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

Item 601 Exhibits.

No.	Description
2.1	Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996 (1)

2.2.0	Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of December 19, 2001 (2)

2.2.1	Amendment No. 2 to Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank dated as of February 27, 2002 (3)

2.3.0	Purchase and Assumption Agreement dated as of October 11, 2004 between R&G Crown Bank, SouthTrust Bank and R&G Financial Corporation (21)

3.1.0	Certificate of Incorporation of R&G Financial Corporation (4)

3.1.1	Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation (4)

3.1.2	Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (6)

3.1.4	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (15)

3.1.5	Certificate of Resolution designating the terms of the Series A Preferred Stock (7)

3.1.6	Certificate of Resolution designating the terms of the Series B Preferred Stock (8)

No.	Description
3.1.7	Certificate of Designation for Series C Preferred Stock (12)

3.1.8	Certificate of Designation for Series D Preferred Stock (13)

3.2	Bylaws of R&G Financial Corporation (4)

4.0	Form of Stock Certificate of R&G Financial Corporation (4)

4.1	Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)

4.2	Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)

4.3	Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)

4.4	Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)

4.5	Form of Indenture dated as of October 6, 2003, between R&G Financial Corporation and Wilmington Trust Company (18)

4.6	Form of Indenture dated as of March 31, 2004, between R&G Financial Corporation and Wilmington Trust Company (20)

10.1	Master Purchase, Servicing and Collection Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994 (4)

10.2	Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on June 27, 1996 (4)

10.3	Master Production Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (4)

10.3.1	Amendment No. 3 to the Master Production Agreement, dated as of January 1, 2004 (22)

10.4	Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico dated December 1, 1994 (4)

10.5	Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995 (4)

10.6	R&G Financial Corporation Stock Option Plan (4)(*)

10.6.1	R&G Financial Corporation 2004 Stock Option Plan (19)(*)

10.7	Guarantee Agreement between R&G Financial Corporation, R&G Acquisition Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)

10.8	Guarantee Agreement between R&G Financial Corporation and U.S. Bank National Association as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust IV, LLT, dated as of August 8, 2003 (17)

10.9	Form of Preferred Securities Agreement, dated as of October 6, 2003, by and between R&G Financial Corporation and Wilmington Trust Company(18)

10.10	Form of Amended and Restated Declaration of Trust, dated as of October 6, 2003, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (18)

10.11	Form of Guarantee Agreement between R&G Financial Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust dated as of March 31, 2004 (20)

10.12	Form of Amended and Restated Declaration of Trust dated as of March 31, 2004, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the Securities and Exchange Commission (“SEC”) on October 1, 1996.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2002.

(4)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on September 18, 1996, as amended.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 1999.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2001.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 1998.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 13, 2000.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-60923) filed with the SEC on August 7, 1998.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-90463) filed with the SEC on November 5, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-55834) filed with the SEC on February 16, 2001.

(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2001.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2002.

(16)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2002.

(17)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2003.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-107365) filed with the SEC on July 25, 2003.

(19)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting filed with the SEC on April 5, 2004.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-113321) filed with the SEC on March 15, 2004.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2004.

(22)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 10, 2004.

(*)	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION

Date: November 15, 2004	By:	/S/ VICTOR J. GALAN
Víctor J. Galán, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JOSEPH R. SANDOVAL
Joseph R. Sandoval Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)