Form 10-K
period 2004-12-31
R&G FINANCIAL CORP
filed 2005-03-16
CIK 1016933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

280 Jesús T. Piñero Avenue
Hato Rey, San Juan, Puerto Rico	00918

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (787) 758-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class B Common Stock (par value $.01 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Series A-D Noncumulative Perpetual Monthly Income Preferred Stock
(liquidation value $25 per share and par value $.01 per share)

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate value of the 27,780,426 shares of Class B Common Stock of the Registrant issued and outstanding on June 30, 2004, which excludes 1,762,410 shares held by all directors and officers of the Registrant as a group, was approximately $918.4 million. This figure is based on the last known trade price of $33.06 per share of the Registrant’s Class B Common Stock on June 30, 2004.

Number of shares of Class B Common Stock outstanding as of February 28, 2005: 29,572,120. (Does not include 21,559,584 shares of Class A Common Stock that are exchangeable into shares of Class B Common Stock at the option of the holder.)

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2004 are incorporated into Parts II and IV.

(2)	Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I

Cautionary Statement Regarding Forward-Looking Statements

      A number of the presentations and disclosures in this Form 10-K, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.

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

ITEM 1: BUSINESS

General

The Company

     R&G Financial Corporation, or the Company, is a Puerto Rico chartered, financial holding company that operates R-G Premier Bank of Puerto Rico, or Premier Bank, a Puerto Rico commercial bank, and R-G Crown Bank, or Crown Bank, a Florida domiciled federal savings bank. The Company also operates R&G Mortgage Corp, or R&G Mortgage, the second largest mortgage company in Puerto Rico, The Mortgage Store of Puerto Rico, Inc., or the Mortgage Store, a subsidiary of R&G Mortgage, and Continental Capital Corp., or Continental, a mortgage banking subsidiary of Crown Bank which does business in the continental United States. The Company also conducts an insurance agency business and offers broker dealer services in Puerto Rico through Home & Property Insurance Corp. and R-G Investments Corporation, respectively.

     The Company is currently in its 33rd year of operations and operates its business through its subsidiaries. The Company provides a full range of banking services through its banking subsidiaries, Premier Bank with 33 branches in Puerto Rico and Crown Bank with 15 branches in Florida. Banking services include commercial banking services, corporate real estate and business lending, residential construction lending, consumer lending and credit cards, offers a diversified range of deposit products and, to a lesser extent, trust and investment services through its private banking department and our broker-dealer. The Company also provides a range of real estate secured lending activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the securitization and sale of various mortgage-backed and related securities, the holding and financing of mortgage loans and mortgage-backed and related securities for sale or investment and the purchase and sale of servicing rights associated with such mortgage loans.

     The Company, through its mortgage banking subsidiary R-G Mortgage, is the second largest mortgage loan originator and servicer of mortgages on single-family residences in Puerto Rico.

     In June 2002, the Company acquired Crown Bank, which operates in the Tampa — St. Petersburg — Clearwater and Orlando metropolitan areas. At the time of acquisition, the Company operated 15 full-service offices. According to the Metro Orlando Economic Development Commission, the Orlando market is one of the fastest growing markets in Florida, both generally and for Hispanics in particular (mainly Puerto Rican). Management believes that owning and operating Crown Bank is a cost effective way to access the Hispanic markets in the United States, while providing a strong platform for further expansion in Florida. On October 11, 2004, the Company and Crown Bank entered into a purchase and assumption agreement with SouthTrust Bank to acquire 18 SouthTrust branches located in three banking markets in Florida and one banking market in Georgia. The acquisition was completed on February 18, 2005. In the transaction, Crown Bank assumed deposits and other liabilities of approximately $628.0 million and acquired approximately $502.6 million of primarily commercial real estate, commercial business and consumer loans, as well as cash and other assets. Crown Bank will now operate through 33 full service branches. The transaction permits Crown Bank to expand its Central Florida footprint into nearby Lakeland, Florida and obtain a foothold in the Jacksonville, Florida and Augusta, Georgia markets.

     The Company has generally sought to achieve long-term financial strength and profitability by increasing the amount and stability of its net interest income and non-interest income. The Company has sought to implement this strategy by (i) expanding its retail banking franchise in order to achieve increased market presence and to increase core deposits; (ii) enhancing its net interest income by increasing its loans held for investment, particularly real estate secured loans, and investment securities; (iii) emphasizing the growth of its mortgage banking activities, including the origination and sale of mortgage loans, and growing its loan servicing operation; (iv) developing new business relationships through an increased emphasis on commercial real estate and commercial business lending; (v) diversifying its retail products and services, including an increase in consumer loan originations; (vi) meeting the financial needs of its customers through, among other things, the offering of trust and investment services and insurance products; (vii) expanding its operations in the continental United States; and, (viii) emphasizing controlled growth, while pursuing a variety of acquisition opportunities when appropriate.

      The Company’s principal executive offices are located at 280 Jésus T. Piñero Avenue, San Juan, Puerto Rico 00918 and its telephone number is (787) 758-2424.

Risk Factors

      Fluctuations in interest rates may impact R&G Financial’s business. The primary market risk affecting R&G Financial is interest rate fluctuations. Changes in interest rates affect the following areas of the Company’s business.

•	the number of mortgage loans originated and purchased;

•	the interest income earned on loans and securities;

•	the interest expense paid on deposits and borrowings;

•	the gain on sale of loans;

•	the value of securities holdings, retained residual interests (including interest-only strips or IO’s) and derivative instruments;

•	the value of the Company’s servicing asset; and

•	the level of prepayment of loans.

      Increases in interest rates reduce demand for new mortgage loan originations and refinancings. Higher interest rates increase the cost of mortgage loans to consumers and reduce demand for mortgage loans, which negatively impacts the Company’s profits. Based on historical experience, the Company expects a decrease in demand for its mortgage loans as interest rates increase. Reduced demand for mortgage loans results in reduced loan originations and lower gain on sale of loans. Demand for refinancings is particularly sensitive to increases in interest rates.

      Increases in interest rates reduce net interest income. Increases in short-term interest rates reduce net interest income, which is an important part of the Company’s earnings. Net interest income is the difference between the interest the Company receives on its earning assets and the interest the Company pays on its borrowings. Most of the Company’s assets, like its mortgage loans and mortgage-backed securities, are long-term assets. In contrast, a large portion of the Company’s borrowings are short-term. When interest rates rise, the Company must pay more in interest on its borrowings while interest earned on its assets does not rise as quickly, which causes profits to decrease.

      Increases in interest rates may reduce or eliminate gain on sale of mortgage loans. If long-term interest rates increase between the time the Company commits to or establishes an interest rate on a mortgage loan and the time it sells the loan, the Company may realize a reduced gain or a loss on such sale.

      Increases in interest rates may reduce the value of mortgage loans and securities holdings. Increases in interest rates may reduce the value of the Company’s financial assets and have an adverse impact on the Company’s earnings and financial condition. The Company owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities, including interest only strips (IO’s), and trading derivatives, including residual interests in financial asset transfers accounted for as sales considered implied interest rate swaps, which have both fixed and adjustable interest rates. The market value may have an adverse effect on the Company’s earnings and financial condition. In addition, the market value of an obligation with an adjustable interest rate can be adversely affected when interest rates increase due to a lag in the implementation of repricing terms as well as due to caps, which may limit the amount of increase in the obligation’s interest rate.

      Decreases in interest rates may adversely affect the value of the Company’s servicing asset. Decreases in interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of the Company’s servicing asset. The servicing asset is the estimated present value of the fees the Company expects to receive on the mortgages it services over their expected term. If prepayments increase above expected levels, the value of the servicing asset decreases because the amount of future fees expected to be received by the Company decreases. The Company may be required to recognize this decrease in value by taking a charge against its earnings, which would cause its profits to decrease.

      The Company experienced an increase in prepayments of mortgages as interest rates decreased dramatically during the past two years, which impacted the value of the Company’s servicing asset. As a consequence, the Company recognized impairment charges on its servicing portfolio of $14.1 million for the year ended December 31, 2004. During the last half of 2004, the Board of Governors of the Federal Reserve began tightening monetary policy and the increasing interest rates it charges to banks, which has resulted in an increase in interest rates generally. The Company believes, based on historical experience, that the amount of prepayments and related impairment charges should decrease as interest rates increase.

      The Company is subject to default and recourse risk in connection with its loan originations. From the time that the Company funds the mortgage loans it originates for third parties to the time it sells them, the Company is generally at risk or any mortgage loan defaults. Once the Company sells the mortgage loan, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, the Company makes representations and warranties to the purchasers and insurers of mortgage loans. If a borrower defaults on a mortgage loan and there has been a breach of any of these representations or warranties, the Company may become liable for the unpaid principal and interest on the defaulted mortgage loan and may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. In addition, with respect to the non-conventional mortgage loans originated by the Company, which are subsequently securitized and/or sold from time to time, the Company provides recourse in the event of mortgage loan defaults and/or foreclosures or certain documentation deficiencies. At December 31, 2004, there were $2.1 billion of loans subject to such recourse provisions.

      The Company is subject to default risk in connection with loan originations of its banking subsidiaries. Both Premier Bank and Crown Bank are subject to the risk of loss from mortgage loan defaults and foreclosures with respect to the loans originated for their respective portfolios. Notwithstanding the care with which loans are originated, industry experience indicates that a portion of a bank’s loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized by Premier Bank and Crown Bank, losses may be experienced as a result of various factors beyond each bank’s control, including, among others, changes in market conditions affecting the value of collateral and problems affecting the credit of the borrower. Due to the concentration of Premier Bank and Crown Bank’s loans in Puerto Rico or Florida, respectively, adverse economic conditions in Puerto Rico and Florida could result in a decrease in the value of either bank’s loan portfolio and underlying collateral. Although loan delinquencies have historically been higher in Puerto Rico than in the continental United States, loan charge-offs have historically been lower than in the continental United States.

      Each of Premier Bank and Crown Bank has established provisions for loan losses, which are charged to operations, in order to maintain the allowance or loan losses at a level which is deemed to be appropriate by management based upon an assessment of prior loss experience, the volume and type of lending being conducted, industry standards, past due loans, general economic conditions in their market area and other factors related to the collectibility of the loan portfolios. Although each bank’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of future loan losses or that either bank will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond the control of either bank. Any such increases in either bank’s provisions for loan losses with respect thereto could have a negative impact on the Company’s future financial condition and/or results of operations.

      The Company’s exposure to larger credit risk will increase as a consequence of the increase in construction and commercial lending activities. Each of the banking subsidiaries of R&G Financial has increased its emphasis on residential construction, commercial real estate and commercial business lending, which is likely to increase overall credit risk. Banks generally charge higher interest rates on commercial and residential construction loans than on residential mortgage loans, because larger loan losses are expected in this business line. Generally, commercial and construction loans are considered to be riskier than residential mortgage loans because they have larger balances to a single borrower or group of related borrowers. In addition, the borrower’s ability to repay a commercial and a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. The properties securing these loans are also more difficult to dispose of in foreclosure. If Premier Bank or Crown Bank experienced loan losses that are higher than its allowance for loan losses, the Company’s profits and financial condition would be adversely affected.

      The Company is subject to risks in servicing loans for others. The Company is also affected by mortgage loan delinquencies and defaults on mortgage loans that the Company services for third parties. Under certain types of servicing contracts, the servicer must forward all or part of the scheduled payments to the owner of the mortgage loan, even when mortgage loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of mortgage loans usually require the servicer to advance mortgage and hazard insurance and tax payments on schedule even though sufficient escrow funds may not be available. The servicer will generally recover its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, the servicer must absorb the cost of funds advanced during the time the advance is outstanding. Further, the servicer must bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be cancelled as a result of foreclosure proceedings. As a consequence, the Company is required to forego servicing income from the time such loan becomes delinquent forward.

      The economic hedging transactions which the Company enters into may not be effective in managing its exposure to interest rate risk. The Company uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps, interest rate collars, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter, or OTC, or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, collars, forwards and options. Exchange-traded derivatives include futures and options. The derivative instruments that the Company may utilize also have their own risks, which include (1) basis risk, which consists of the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost; (2) credit or default risk, which consists of the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (3) legal risk, which consists of the risk that the Company is unable to enforce certain terms of such instruments. All or any of such risks could expose the Company to losses. Consequently, the Company’s profitability may be adversely affected during any period as a result of the use of derivatives in a hedging transaction.

      For financial reporting purposes, the Company’s general policy is to account for derivative instruments on a marked-to-market basis with gains or losses charged to current operations as they occur. Contracts with positive fair value are reported as assets and contracts with negative fair values are reported as liabilities, after the application of netting arrangements, with unrealized gains and losses recorded either in other comprehensive income in the Company’s consolidated statements of financial condition or in the Company’s consolidated statements of income, depending on the purpose for which the derivative is held. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge) only if certain conditions are met. Certain hedging activities related to the fair value of certain beneficial interests retained on financial asset transfers accounted for as sales are reported as trading derivatives. Both the changes in fair value of the hedged item (in this case beneficial interests retained on financial asset transfers accounted for as sales) and changes in fair value of the derivative are included in trading activities in the Company’s consolidated statements of income. The Company recognized pre-tax losses of $2.6 million on such trading derivatives that serve as economic fair value hedges for its beneficial interests retained during the year ended December 31, 2004.

      The Company’s business has historically been concentrated in Puerto Rico, and adverse conditions in Puerto Rico could negatively impact the Company’s operations. The Company’s business activities and credit exposure have historically been concentrated with customers in Puerto Rico. Accordingly, the Company’s financial condition and results of operations have been dependent to a significant extent upon the economic conditions prevailing in Puerto Rico, including the effect of such economic conditions on real estate values. Any significant adverse political or economic developments or nature-related occurrences, such as hurricanes, in Puerto Rico, and, in particular, any decline in real estate values, could result in a downturn in loan originations, an increase in the level of nonperforming assets and a reduction in the value of the Company’s loans, real estate owned and mortgage servicing portfolio, all of which would negatively affect the Company’s profitability. While the acquisition and subsequent growth of Crown Bank has facilitated a diversification of overall lending concentration, Crown Bank is subject to similar concentration risks in the Florida markets in which it operates.

      The Company’s origination business could be adversely affected if the Company cannot maintain access to stable funding sources. The Company’s business requires continuous access to various funding sources. While Premier Bank and Crown Bank are able to fund their operations through deposits as well as through longer-term borrowings from the Federal Home Loan Bank, or FHLB, and other alternative sources, the business of R&G Mortgage has been significantly dependent upon short-term borrowings under warehousing lines. Some of these warehousing lines of credit require the maintenance of minimum levels of net worth and debt service and limit the amount of indebtedness and dividends that may be declared.

      While the Company expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In the event that the warehousing lines of credit of the Company’s subsidiaries were reduced or eliminated and the Company was not able to replace such lines on a cost-effective basis, the Company would be forced to curtail or cease its mortgage origination business, which would have a material adverse effect on its operations and financial condition. Although the Company’s subsidiaries could also potentially access borrowings from the Company’s banking subsidiaries, any such borrowings would be subject to and limited by certain regulatory restrictions which apply to transactions between banks and their affiliates, including certain of the Company’s subsidiaries.

      For the quarters ended September 30, and December 31, 2004, R&G Mortgage breached a covenant not to pay in excess of 50% of its net income for the fiscal year. The breach was occasioned primarily due to the previously disclosed trading losses during the last two quarters of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 hereof. R&G Mortgage’s lender has agreed to waive the breach of covenant for each of the quarters in question. Except as disclosed herein, management of R&G Financial believes that as of December 31, 2004, it was in compliance with all such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

      The Company’s loan portfolio has significantly increased in recent years and many of the Company’s commercial real estate and commercial construction loans are relatively unseasoned, and defaults on such loans could adversely affect the Company’s financial condition and results of operations. The Company’s total loan portfolio has grown significantly in recent years, from $1.6 billion at December 31, 2000 to $5.1 billion at December 31, 2004. While 52.4% of the Company’s loan portfolio continues to be secured by residential properties, an increasing amount of the Company’s loan portfolio is comprised of commercial real estate loans and commercial construction and land acquisition loans.

      At December 31, 2004, the Company’s commercial real estate, land acquisition and construction portfolios amounted to an aggregate of $2.2 billion or 38.5% of the Company’s loan portfolio. Because such loans are relatively unseasoned, many of the loans may be too new to demonstrate problems. While the Company attempts to mitigate these risks in commercial real estate lending through stringent underwriting criteria and in the case of construction loans, by limiting originations to primarily residential properties, no assurance can be made that an increase in delinquencies and defaults will not occur. Defaults on these loans could negatively effect the Company’s financial condition and results of operations.

      Taxation of the Company’s international banking entity may impact the Company’s future earnings. In January 2004, the Puerto Rico Legislature passed legislation to modify the taxation of international banking entities, or IBEs, organized under the Puerto Rico International Banking Center Law. Under the new legislation, which affects only those entities organized as divisions of banks (as opposed to those organized as separate subsidiaries of banks), the income generated by international bank divisions will be subject to the regular Puerto Rico statutory tax rate to the extent it exceeds 40% of the combined taxable income of the bank and its IBE divisions for the period January 1, 2004 to December

31, 2004, 30% for the period January 1, 2005 to December 31, 2005, and 20% thereafter. The new law does not impose taxes on IBEs that operate as a subsidiary of a bank.

      The Company presently operates an IBE as a division of Premier Bank. The Company intends to transfer some of the assets of Premier Bank’s IBE to a new IBE that will operate as a subsidiary of Premier Bank, which will allow the Company to continue to enjoy such tax benefits. The Company cannot give any assurance that the legislation may not be further modified in the future in a manner which would reduce the tax benefits available to the Company’s IBE. A reduction of such tax benefits may reduce the Company’s earnings.

      The Company is subject to numerous laws and significant regulation and the failure to comply with these laws and regulations could adversely affect the Company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the Securities Exchange Commission, or SEC, and the New York Stock Exchange, have increased the scope, complexity and cost of the Company’s corporate governance reporting and disclosure practices. The Sarbanes-Oxley Act imposes a variety of civil and criminal penalties with respect to any violations of such act and the related rules and regulations.

       The USA Patriot Act of 2001, or Patriot Act, and the Bank Secrecy Act, or BSA, contain anti-money laundering and financial transparency laws. The regulations under such acts include standards for verifying client identification at account opening and rules designed to prevent money laundering and to identify parties that may be involved in terrorism. In connection with BSA, as a result of an examination of Premier Bank as of June 2004, in December 2004 the Federal Deposit Insurance Corporation, or FDIC, the Office of Puerto Rico Commissioner of Financial Institutions, or OCFI, and Premier Bank entered into a Memorandum of Understanding, or MOU, to correct and strengthen perceived deficiencies in Premier Bank’s BSA and anti-money laundering programs. Premier Bank is required, among other things, to enhance monitoring, reporting, and documentation, strengthen controls, revise policies, increase its audits and enhance the training of its personnel. Premier Bank has taken certain measures in accordance with a corrective action plan submitted to the FDIC and OCFI, and believes that it is in substantial compliance with the MOU.

      Changes in statutes, regulations and the regulatory environment in which the Company operates could adversely affect the Company. R&G Financial, as a Puerto Rico chartered financial holding company, and its various subsidiaries, are each subject to federal and local governmental supervision and regulation. There are laws and regulations which restrict transactions between the Company and its various subsidiaries. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, could have a substantial impact on the Company’s operations and profitability.

      Competition with other financial institutions could adversely affect the Company’s profitability. The Company faces substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other United States, Puerto Rico and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders and purchasers of loans. The Company will encounter greater competition as it continues to expand its operations in the continental United States. A number of institutions with which the Company competes have significantly greater assets, capital, name recognition and other resources. In addition, many of the Company’s competitors are not subject to the same federal regulation that governs the Company’s business. As a result, many of the Company’s competitors have advantages in conducting certain businesses and providing certain services. Increased competition could require the Company to increase the rates it offers on deposits or lower the rates it charges on loans, which could adversely affect the Company’s profitability.

      If the Company was to lose the services of its key individuals, its business would suffer. The Company’s success has been largely dependent on Víctor J. Galán, Chairman of the Board and Chief Executive Officer, and Ramón Prats, Vice Chairman of the Board and President. The Company’s future success will also depend, to a great extent, upon the services of Mr. Galán and Mr. Prats. The Company believes that the prolonged unavailability or the unexpected loss of the services of Mr. Galán and/or Mr. Prats could have a material adverse effect upon the Company, as attracting suitable replacements may involve significant time and/or expense.

      The concentration of ownership in the Company’s stock and disparate voting rights may leave minority stockholders with little control over R&G Financial. Shares of the Company’s Class A common stock are entitled to two votes per share and shares of the Company’s Class B common stock are entitled to one vote per share. At December 31, 2004, Víctor J. Galán, Chairman of the Board and Chief Executive Officer, owned 42.2% of the Company’s outstanding common stock and was entitled to exercise 59.3% of the outstanding voting rights. As a result, Mr. Galán has the power to elect and remove all of R&G Financial’s board of directors and management and to determine the outcome of substantially all other matters to be decided by a vote of stockholders. Mr. Galán’s interest may not necessarily always be consistent with the interests of all other stockholders. Any future offerings of Class A common stock will dilute the voting power of the Class B common stock.

      Certain provisions in the Company’s certificate of incorporation and bylaws could discourage an acquisition of R&G Financial. In addition to the amount of common stock controlled by the Company’s Chairman of the Board and Chief Executive Officer described above under “— The concentration of ownership in the Company’s stock and disparate voting right may leave minority stockholders with little control over R&G Financial,” certain provisions of the Company’s certificate or incorporation and bylaws could have the effect of discouraging non-negotiated takeover attempts, which certain stockholders might deem to be in their interest, and make it more difficult for the Company’s stockholders to remove members of the Company’s board of directors and management. In addition, various federal laws and regulations could affect the ability of a person, firm or entity to acquire the Company or shares of the Company’s common stock.

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

      Residential Loans. At December 31, 2004, R&G Financial’s loans receivable, net, totaled $5.1 billion, that represented 50.3% of R&G Financial’s $10.2 billion of total assets. At such date, all of R&G Financial’s loans receivable were held by its banking subsidiaries. R&G Financial’s loan portfolio historically has had a substantial amount of loans secured by first mortgage liens on existing single-family residences. At December 31, 2004, $2.9 billion, or 51.7% of R&G Financial’s total loans held for investment, consisted of such loans, of which all but $1.2 million consisted of conventional loans.

      Construction Loans. At December 31, 2004, retail construction loans amounted to $428.2 million, or 7.6% of R&G Financial’s total loans held for investment, while commercial construction and land acquisition loans amounted to $836.0 million in the aggregate, or 14.9% of total loans held for investment. R&G Financial intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio.

      Commercial and Consumer Loans. R&G Financial also originates mortgage loans secured by commercial real estate, primarily office buildings, retail stores, warehouses and general purpose industrial space. At December 31, 2004, $896.0 million, or 16.0% of R&G Financial’s total loans held for investment, consisted of such loans. Finally, R&G Financial also offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment and auto leases), term loans, insurance premium loans and loans guaranteed by the Small Business Administration and various consumer loans. At December 31, 2004, consumer loans, some of which are secured by real estate and deposits, amounted to $206.5 million, or 3.7% of total loans held for investment, and commercial business loans (including leases) amounted to $307.5 million, or 5.5% of total loans held for investment.

Mortgage Banking

      Originations. The Company is the second largest mortgage loans originator and servicer of mortgage loans on single-family residences in Puerto Rico. R&G Mortgage is primarily engaged in the business of originating first and second mortgage loans on single-family residential properties secured by real estate. R&G Mortgage also originates residential mortgage loans through The Mortgage Store, its wholly-owned subsidiary. Pursuant to agreements entered into between R&G Mortgage and Premier Bank, non-conforming conventional single-family residential loans and consumer loans secured by real estate are also originated by R&G Mortgage for portfolio retention by Premier Bank. Premier Bank retains most of the nonconforming conventional single-family residential loans because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size (in the case of “jumbo” loans) or other underwriting technicalities (mostly related to documentation requirements) at the time of origination. However, from time to time, the Company may sell or securitize some of these loans should the need arise for asset/liability management or other considerations. Jumbo loans may be packaged and sold in the secondary market, while loans with underwriting technicalities may be cured through payment experience and subsequently sold. Management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated a total of $2.3 billion, $2.8 billion and $2.0 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for Premier Bank of $1.3 billion, $1.3 billion and $811.8 million during the years ended December 31, 2004, 2003 and 2002, respectively, or 55%, 45% and 41%, respectively, of total originations. The loans originated by R&G Mortgage for Premier Bank are comprised primarily of conventional residential loans and, to a lesser extent, residential construction loans and consumer loans secured by real estate.

      Servicing. R&G Financial’s servicing portfolio has grown significantly over the past several years. At December 31, 2004, R&G Financial’s servicing portfolio totaled $11.4 billion and consisted of a total of 145,324 loans. These amounts include R&G Mortgage’s servicing portfolio, totaling $8.5 billion, and Crown Bank’s servicing portfolio, totaling $2.9 billion, at December 31, 2004. At December

31, 2004, R&G Financial’s servicing portfolio included $2.1 billion of loans serviced for Premier Bank and $647.7 million of loans serviced for Crown Bank, or 18.3% and 5.7%, respectively, of the total servicing portfolio. Substantially all of the mortgage loans in R&G Financial’s servicing portfolio are secured by single-family residences. R&G Financial generally retains the servicing function with respect to the loans that have been securitized and sold.

      Securitizations. R&G Financial pools Federal Housing Administration, or FHA, and Veterans Administration, or VA, loans into mortgage-backed securities that are guaranteed by the Government National Mortgage Association, the GNMA. These securities are sold to securities broker-dealers and other investors in Puerto Rico. Conventional loans may either be sold directly to agencies such as the Federal National Mortgage Association, or FNMA, and the Federal Home Loan Mortgage Corporation, or FHLMC, or to private investors, or may be pooled into FNMA or FHLMC mortgage-backed securities, that are generally sold to investors. During the years ended December 31, 2004, 2003 and 2002, R&G Financial sold $1.2 billion, $1.6 billion and $1.2 billion of loans respectively, as part of its mortgage banking activities, that includes loans securitized and sold, but does not include loans originated for Premier Bank.

Regulation

      The Company operates its businesses under a variety of federal, state and Puerto Rico laws and rules. As a financial holding company, it is subject to the rules of the Board of Governors of the Federal Reserve System and the OCFI. Among other things, the Company is required to meet minimum capital requirements, and its activities are limited to those that are determined to be financial in nature or incidental or complimentary to a financial activity.

      Premier Bank is subject to extensive regulation and examination by the FDIC and by the OCFI, and Crown Bank is subject to extensive regulation and supervision by the Office of Thrift Supervision, or OTS. This regulation and supervision establishes a comprehensive framework of activities in which the Company’s banking subsidiaries can engage. In addition, the FDIC and the OTS are required to take “prompt corrective action” if a given bank does not meet its minimum capital requirements. The FDIC and the OTS have established five capital tiers to implement this requirement, from “well-capitalized” to “critically undercapitalized.” A bank’s capital tier will depend on various capital measures and other qualitative factors and will subject it to specific requirements. As of December 31, 2004, Premier Bank and Crown Bank met the capital measures for being “well-capitalized” under the regulations.

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

Lending Activities from Banking Operations

      General. At December 31, 2004, R&G Financial’s loans receivable, net totaled $5.1 billion, which represented 50.3% of R&G Financial’s $10.2 billion of total assets. At December 31, 2004, all of R&G Financial’s loans receivable, net were held by its banking subsidiaries. The principal category of loans in R&G Financial’s portfolio is conventional loans that are secured by first liens on single-family residences. Conventional residential real estate loans are loans that are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 2004, all but $1.2 million of R&G Financial’s first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial’s loans receivable, net portfolio are second mortgage residential real estate loans, construction loans, commercial real estate loans, commercial business loans and consumer loans.

      Loan Portfolio Composition. The following table sets forth the composition of R&G Financial’s loan portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held by banking subsidiaries of R&G Financial.

	December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate — first mortgage	$2,900,196	51.65%	$2,384,279	55.24%	$1,473,051	50.12%
Residential real estate — second mortgage	40,514	0.72	34,999	0.81	40,429	1.37
Retail construction	428,159	7.63	169,963	3.94	159,754	5.44
Commercial construction and land acquisition(1)	836,038	14.89	595,030	13.79	329,932	11.23
Commercial real estate	896,048	15.96	728,620	16.88	582,114	19.81
Commercial business	307,502	5.48	193,262	4.48	152,743	5.20
Consumer loans:
Loans secured by deposits	24,258	0.43	24,713	0.57	28,070	0.95
Real estate secured consumer loans	44,484	0.79	53,709	1.24	68,156	2.32
Unsecured consumer loans	137,743	2.45	131,711	3.05	104,715	3.56

Total loans receivable	5,614,942	100.00%	4,316,286	100.00%	2,938,964	100.00%

Less:
Allowance for loan losses	(51,878)		(39,615)		(32,676)
Loans in process	(431,430)		(224,960)		(146,111)
Deferred loan costs (fees)	(172)		1,369		(45)
Unearned interest	(4,564)		(4,573)		(443)

	(488,044)		(267,779)		(179,275)

Loans receivable, net(2)	$5,126,898		$4,048,507		$2,759,689

	December 31,
	2001		2000
	Amount	Percent	Amount	Percent
Residential real estate — first mortgage	$996,885	52.11%	$998,984	58.08%
Residential real estate — second mortgage	33,321	1.74	27,419	1.59
Retail construction	50,767	2.65	47,698	2.77
Commercial construction and land acquisition(1)	230,725	12.06	143,689	8.35
Commercial real estate	340,139	17.78	270,459	15.72
Commercial business	79,909	4.18	59,120	3.44
Consumer loans:
Loans secured by deposits	26,176	1.37	26,926	1.57
Real estate secured consumer loans	83,509	4.37	100,357	5.83
Unsecured consumer loans	71,507	3.74	45,563	2.65

Total loans receivable	1,912,938	100.00%	1,720,215	100.00%

Less:
Allowance for loan losses	(17,428)		(11,600)
Loans in process	(92,935)		(78,163)
Deferred loan fees	20		909
Unearned interest	(207)		(85)

	(110,550)		(88,939)

Loans receivable, net(2)	$1,802,388		$1,631,276

(1)	Includes $250,000, $665,000 and $1.2 million of loans held by R&G Mortgage at December 31, 2002, 2001 and 2000, respectively.

(2)	Does not include mortgage loans held for sale of $323.8 million, $315.7 million, $258.7 million, $236.4 million and $95.7 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

      Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in R&G Financial’s total loan portfolio based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

		Due 1-5	Due 5 or more
		years after	years after
	Due 1 year	December 31,	December 31,
	or less	2004	2004	Total(1)
	(In Thousands)
Residential real estate	$162,344	$392,977	$2,385,389	$2,940,710
Retail construction	414,451	4,128	9,580	428,159
Commercial real estate(2)	718,266	820,047	193,773	1,732,086
Commercial business	124,796	140,601	42,105	307,502
Consumer:
Loans on savings	14,491	9,699	68	24,258
Real estate secured consumer loans	14,824	13,423	16,237	44,484
Unsecured consumer loans	76,828	54,596	6,319	137,743

Total(3)	$1,526,000	$1,435,471	$2,653,471	$5,614,942

(1)	Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.

(2)	Includes $836.0 million of commercial construction and land acquisition loans.

(3)	Does not include mortgage loans held for sale.

      The following table sets forth the dollar amount of total loans at December 31, 2004 that have fixed interest rates or that have floating or adjustable interest rates.

		Floating or
	Fixed rate	adjustable-rate	Total(1)
	(In Thousands)
Residential real estate	$2,671,566	$269,144	$2,940,710
Retail construction	227,504	200,655	428,159
Commercial real estate(2)	573,754	1,158,332	1,732,086
Commercial business	168,263	139,239	307,502
Consumer:
Loans on savings	24,258	—	24,258
Real estate secured consumer loans	30,803	13,681	44,484
Unsecured consumer loans	136,761	982	137,743

Total(3)	$3,832,909	$1,782,033	$5,614,942

(1)	Amounts have not been reduced for the allowance for loan losses, loans in process, deferred loan fees or unearned interest.

(2)	Includes $836.0 million of commercial construction and land acquisition loans.

(3)	Does not include mortgage loans for sale.

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

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Loan originations:
Loans originated by R&G Mortgage:
Residential mortgages	$1,233,283	$1,235,935	$764,115
Commercial mortgages	—	—	—
Residential construction	56,162	45,388	45,026
Consumer loans	6,062	1,985	2,632

Total loans originated by R&G Mortgage	1,295,507	1,283,308	811,773

Other loans originated:
Residential real estate(1)	178,925	63,695	26,163
Commercial real estate	672,482	534,544	357,718
Commercial business	171,117	100,224	62,965
Construction and development(2)	706,259	320,027	143,356
Consumer loans:
Loans on deposit	35,059	32,553	40,061
Real estate secured consumer loans	12,125	10,560	4,191
Unsecured consumer loans	84,727	112,182	90,431

Total other loans originated	1,860,694	1,173,785	724,885

Loans purchased(3)	607,116	430,826	236,181

Total loans originated and purchased	3,763,317	2,887,919	1,772,839

Loans sold(3)	(981,410)	(253,977)	(35,311)
Loan participations sold	(35,543)	(63,452)	(43,301)
Loan principal reductions	(1,325,815)	(1,109,788)	(691,013)

Net increase before other items, net	1,420,549	1,460,702	1,003,214
Loans acquired in connection with acquisition of Crown Bank	—	—	486,958
Loans securitized and transferred to mortgage-backed securities	—	—	(534,656)

Net increase in loans	$1,420,549	$1,460,702	$955,516

(1)	All of such loans were conventional loans.

(2)	Includes $29.7 million and $32.2 million originated by Continental in 2003 and 2002, respectively.

(3)	Includes $200.0 million conventional loans sold to another financial institution during late 2004; the Company acquired other loans totaling approximately $201.0 million on such date from the same financial institution.

      R&G Financial, through its banking subsidiaries, originates for both investment and sale mortgage loans secured by residential real estate (secured by both first and second mortgage liens) as well as construction loans (for residential real estate), commercial real estate loans, commercial business loans and consumer loans.

      R&G Mortgage assists Premier Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications, consistent with Premier Bank’s underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by Premier Bank. R&G Mortgage performs the foregoing loan origination services on behalf of Premier Bank with respect to residential mortgage loans, some commercial real estate loans and construction loans. R&G Mortgage receives from Premier Bank 75% of the applicable loan origination fee with respect to loans originated by R&G Mortgage on behalf of Premier Bank. During the years ended December 31, 2004, 2003 and 2002, R&G Mortgage received $14.7 million, $15.6 million and $11.6 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of Premier Bank. These fees are eliminated in consolidation in R&G Financial’s Consolidated Financial Statements. See “— Regulation — R&G Financial — Limitations on Transactions with Affiliates.”

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

      R&G Financial also purchases conventional loans secured by first liens on single-family residential real estate from unrelated financial institutions. Such loan purchases are underwritten pursuant to the same guidelines as direct loan originations. During the years ended December 31, 2004, 2003 and 2002, Premier Bank purchased $207.2 million, $7.1 million and $236.2 million of loans, respectively, and Crown Bank purchased $399.9 million and $423.7 million during the years ended December 31, 2004 and 2003. Crown Bank did not purchase any such loans during the year ended December 31, 2002.

      During the years ended December 31, 2004, 2003 and 2002, loans sold from banking operations were $981.4 million, $254.0 million and $35.3 million, respectively. These loans, which were primarily nonconforming loans at the time of origination, were generally sold in packages in privately negotiated transactions with FNMA and FHLMC or other private parties.

      Loans sold from banking institutions may include loans sold in which the Company promises to pay a variable yield to the investor. As part of its risk management activities, the Company may purchase variable yielding loans from the same counterparty to achieve an economic hedge against loans sold to other counterparties at variable yields. During late 2004, the Company sold $200.0 million conventional loans to another financial institution; on the same date, the Company acquired other loans totaling approximately $201.0 million from the same financial institution.

      R&G Mortgage services all loans held in Premier Bank’s portfolio (including single-family residential loans retained by Premier Bank, commercial real estate, commercial business and consumer loans (although R&G Mortgage does not actually acquire such servicing rights)). In addition, Premier Bank processes payments on all loans serviced by R&G Mortgage on behalf of Premier Bank. Finally, R&G Mortgage renders securitization services with respect to the pooling of some of Premier Bank’s mortgage loans into mortgage-backed securities. See “— Mortgage Banking Activities.”

      Single-Family Residential Real Estate Loans. R&G Financial historically has had a substantial portion of its lending activities in the origination of loans secured by first mortgage liens on existing single-family residences. At December 31, 2004, $2.9 billion or 51.7% of R&G Financial’s total loans held for investment consisted of such loans, of which all but $1.2 million consisted of conventional loans. Premier Bank’s first mortgage single-family residential loans consist exclusively of fixed-rate loans with terms of between 15 and 30 years. As evidenced by this statistic, the Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

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

      The Company also originates loans secured by second mortgages on single-family residential properties. At December 31, 2004, $40.5 million or 0.7% of R&G Financial’s total loans held for investment consisted of second mortgage loans on single-family residential properties. R&G Financial offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property’s appraised value (including the first mortgage).

      Construction Loans. At December 31, 2004, retail construction (“spot”) loans amounted to $428.2 million or 7.6% of R&G Financial’s total loans held for investment, while commercial construction and land acquisition loans amounted to $836.0 million or 14.9% of total loans held for investment.

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

      R&G Financial also originates construction loans to developers to develop single-family residential properties. At December 31, 2004, R&G Financial had residential construction loans to develop single-family residences with an aggregate principal balance of $366.3 million. Commitments for future funding included in such amount approximate $181.9 million. In addition, R&G Financial had loans to develop commercial properties with an aggregate principal balance of $95.6 million. All loans were performing in accordance with their terms at December 31, 2004.

      In addition to the foregoing, at December 31, 2004, R&G Financial had land acquisition loans with an aggregate balance of $373.2 million, that were made in connection with projects to construct single-family residences. R&G Financial and the financial institution that made the interim construction loan have entered into an agreement pursuant to which R&G Financial is to be paid a percentage of the proceeds from each home as it is released upon construction and sale. R&G Financial expects to make the permanent construction loan on some of these projects. Premier Bank also had made a working capital/pre-development loan with an outstanding principal balance of $1.0 million at December 31, 2004 that is secured by land.

      R&G Financial intends to continue to increase its involvement in single-family residential construction lending. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Company has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Company has adopted underwriting guidelines that impose stringent loan-to-value, debt service and other requirements for loans that are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 2004, $1.4 million of R&G Financial’s retail construction loans were classified as non-performing. As of such date, $711,000 of commercial construction or land acquisition loans were non-performing.

      Commercial Real Estate Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2004, $896.0 million or 16.0% of R&G Financial’s total loans held for investment consisted of such loans. At December 31, 2004, $19.1 million of R&G Financial’s commercial real estate loans were classified as non-performing.

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

      Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. R&G Financial attempts to minimize its risk exposure by limiting the extent of its commercial lending generally. In addition, the Company imposes stringent loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral. Although the Company has begun to increase its emphasis on commercial real estate lending, management does not currently anticipate that the commercial real estate loans portfolio will grow significantly as a percentage of the total loan portfolio. As of December 31, 2004, no significant industry concentration exists among the Company’s commercial real estate loan portfolio.

      Commercial Business Loans. The Company offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, equipment financing (including equipment leases), term loans, insurance premiums loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios are 75% or less, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to a designated prime rate, plus a margin. The Company also generally obtains personal guarantees from the principals of the borrowers. At December 31, 2004, commercial business loans (including leases) amounted to $307.5 million or 5.5% of total loans held for investment. Although the Company has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

      Consumer Loans. R&G Financial also originates consumer loans. At December 31, 2004, $206.5 million or 3.7% of R&G Financial’s total loans held for investment consisted of consumer loans. This amount is comprised mostly of credit cards and other unsecured loans, but the Company also offers real estate secured consumer loans (which in the case of Premier Bank are originated by R&G Mortgage) and deposit accounts. Although R&G Financial has begun to increase the emphasis on consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

      R&G Financial’s unsecured consumer loans consisted principally of credit card receivables and personal loans. At December 31, 2004, credit card receivables, all held by Premier Bank, totaled $67.3 million, and personal loans amounted to $70.4 million. Most credit card receivables are offered to targeted customers, which include referrals (cross selling) from other segments/divisions of the Company. The Company has established minimum FICO scores for these loans. R&G Financial also offers loans secured by deposit accounts, that amounted to $24.3 million at December 31, 2004. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. In addition, R&G Financial offers real estate secured loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Such loans generally have shorter terms and higher interest rates than other mortgage loans. Real estate secured consumer loans generally have a maximum term of 10 years, which may be extended at management’s sole discretion in certain circumstances, and an interest rate that is set at a fixed rate based on market conditions. The loans are secured with a first or second mortgage on the property, including loans where another institution holds the first mortgage. At December 31, 2004, real estate secured consumer loans totaled $44.5 million. Most of the Company’s secured consumer loans have been primarily obtained through newspaper advertising, although such loans are also obtained from existing and walk-in customers.

      Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower. As a matter of policy, R&G Financial charges-off any unsecured consumer loans delinquent over 120 days. At December 31, 2004, $3.7 million of consumer loans were classified as non-performing, of which $2.5 million were secured by real estate.

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

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
Residential real estate(1)	$82,856	$57,031	$43,281	$50,358	$79,234
Residential construction	2,120	2,424	1,512	871	487
Commercial real estate	19,147	22,589	29,375	16,945	11,881
Commercial business	1,855	1,733	2,197	3,105	1,414
Consumer unsecured	814	833	802	303	1,186

Total	106,792	84,610	77,167	71,582	94,202

Accruing loans greater than 90 days delinquent:
Residential real estate	531	—	104	—	—
Residential construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	651	382	261	462	420
Consumer	329	422	667	428	360

Total accruing loans greater than 90 days delinquent	1,511	804	1,032	890	780

Total non-performing loans	108,303	85,414	78,199	72,472	94,982

Real estate owned, net	21,115	19,954	15,544 (2)	10,061	9,056

Other repossessed assets	14	220	292	362	583

	21,129	20,174	15,836	10,423	9,639

Total non-performing assets	$129,432	$105,588	$94,035	$82,895	$104,621

Total non-performing loans as a percentage of total loans(3)	1.93%	1.98%	2.66%	3.79%	5.52%

Total non-performing assets as a percentage of total assets	1.27%	1.29%	1.50%	1.78%	2.96%

(1)	Includes $2.5 million, $3.5 million, $4.5 million, $5.8 million and $6.2 million consumer loans, respectively, held by Premier Bank secured by first and second mortgages on residential real estate at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Also includes $20.1 million, $6.4 million, $6.5 million, $7.3 million and $17.6 million residential real estate loans secured by first mortgages held by R&G Mortgage at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(2)	Real estate owned, net acquired in connection with the acquisition of Crown Bank in 2002 amounted to $5.1 million.

(3)	While the ratio of non-performing loans to total loans decreased from 1.92% to 1.93% from December 31, 2003 to December 31, 2004, the ratio was nevertheless larger than it would otherwise have been due to securitizations from the loan portfolio, which reduced the amount of loans considered in the calculation of the ratio.

      Non-performing loans amounted to $108.3 million at December 31, 2004, as compared to $85.4 million at December 31, 2003. The increase in the aggregate amount of non-performing loans during 2004 is due primarily to an increase in residential real estate non-performing loans in the process of being foreclosed of $25.8 million, partially offset by a decrease of $3.4 million in non-performing commercial real estate loans. An aggregate of $82.9 million or 76.5% of non-performing loans held at December 31, 2004 consisted of residential mortgage loans. Because of the nature of the collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial’s aggregate charge-offs amounted to 0.27% during 2004, as compared to 0.32% during 2003. Although loan delinquencies have historically been higher in Puerto Rico than in the United States, loan charge-offs have historically been lower than in the United States.

      Non-performing residential loans increased by $26.4 million or 46.2% from December 31, 2003 to December 31, 2004. The average loan balance on non-performing mortgage loans amounted to $74,000 at December 31, 2004. As of such date, 628 loans with an aggregate balance of $52.6 million (including 85 consumer loans secured by real estate with an aggregate balance of $1.4 million) were in the process of foreclosure. The total delinquency ratio (including loans past due less than 90 days) on residential mortgages of banking subsidiaries, excluding consumer loans secured by real estate, increased from 3.09% in 2003 to 3.48% in 2004. The Company’s loss experience on such portfolio has been minimal over the last several years.

      Non-performing commercial real estate loans decreased by $3.4 million or 15.2% from $22.6 million at December 31, 2003 to $19.1 million at December 31, 2004. The decrease in non-performing commercial real estate loans is attributable to a decrease of $5.4 million of such loans in Premier Bank, partially offset by an increase of $674,000 in Crown Bank, as certain borrowers brought their loans current during the year ended December 31, 2004. The number of loans delinquent over 90 days amounted to 90 loans at December 31, 2004, with an average balance of $213,000. The largest non-performing commercial real estate loan as of December 31, 2004 had a balance of $2.4 million.

      Non-performing commercial business loans consist of 27 loans. Such loans include three loans with an aggregate balance of $1.1 million which are 90% guaranteed by the Small Business Administration, 14 commercial leases amounting to $199,000 and six other commercial business loans with an aggregate balance of $215,000. These loans have a combined average loan size of $69,000. The largest non-performing commercial business loan as of December 31, 2004 had a $786,000 balance.

      At December 31, 2004, R&G Financial’s five largest loans-to-one borrower and their related entities amounted to $51.9 million, $50.7 million, $38.5 million, $30.5 million and $29.0 million. All of such loan concentrations were performing at December 31, 2004.

      At December 31, 2004, R&G Financial’s allowance for loan losses totaled $51.9 million, which represented a $12.3 million or 31.0% increase from the level maintained at December 31, 2003. At December 31, 2004, R&G Financial’s allowance represented approximately 0.92% of the total loan portfolio and 47.90% of total non-performing loans, as compared to 0.92% and 46.38% at December 31, 2003. The increase in the allowance for loan losses reflects the increase in R&G Financial’s commercial real estate and construction loan portfolios, which have higher inherent credit risk compared to residential loans.

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

      The following table sets forth an analysis of R&G Financial’s allowance for loan losses during the periods indicated, of which $49.4 million is maintained against the loan portfolios of the banking subsidiaries at December 31, 2004:

	At and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$39,615	$32,676	$17,428	$11,600	$8,971

Charge-offs:
Residential real estate	5,470	1,989	959	72	38
Construction	4	—	—	—	—
Commercial real estate	916	3,555	3,263	1,090	468
Commercial business	3,936	3,457	3,547	2,899	1,539
Consumer	6,060	4,940	3,924	2,566	1,940

Total charge-offs	16,386	13,941	11,693	6,627	3,985

Recoveries:
Residential real estate	969	371	135	—	—
Commercial real estate	277	366	15	11	80
Commercial business	1,166	1,120	709	131	381
Consumer	835	467	599	382	402
Other	6	—	—	—	—

Total recoveries	3,253	2,324	1,458	524	863

Net charge-offs	13,133	11,617	10,235	6,103	3,122

Transferred reserves from R&G Mortgage	—	—	—	806	—

Allowance for loan losses acquired in acquisitions(1)	—	—	7,463	—	—

Provision for losses on loans	25,396	18,556	18,020	11,125	5,751

Balance at end of period	$51,878	$39,615	$32,676	$17,428	$11,600

Allowance for loan losses as a percent of total loans outstanding	0.92%	0.92%	1.11%	0.91%	0.67%

Allowance for loan losses as a percent of non-performing loans	47.90%	46.38%	41.79%	24.05%	12.21%

Ratio of net charge-offs to average loans outstanding	0.27%	0.32%	0.41%	0.32%	0.17%

(1)	Relates to acquired reserves in connection with the acquisition of Crown Bank in 2002.

      The following table sets forth information concerning the allocation of R&G Financial’s allowance for loan losses by loan category at the dates indicated.

	December 31,
	2004		2003		2002
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Residential real estate	$8,449	16.29%	$6,794	17.15%	$2,982	9.13%
Construction	4,189	8.07	2,280	5.76	1,522	4.66
Commercial real estate	20,893	40.27	16,109	40.66	17,114	52.37
Commercial business	9,866	19.02	6,162	15.55	4,104	12.56
Consumer	8,481	16.35	8,270	20.88	6,954	21.28

Total	$51,878	100.00%	$39,615	100.00%	$32,676	100.00%

	December 31,
	2001		2000
		Percent of Loans		Percent of Loans
		in Each		in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Residential real estate	$2,496	14.32%	$1,278	11.02%
Construction	800	4.59	432	3.72
Commercial real estate	7,371	42.29	4,880	42.07
Commercial business	2,253	12.93	1,321	11.39
Consumer	4,508	25.87	3,689	31.80

Total	$17,428	100.00%	$11,600	100.00%

      The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses inherent in R&G Financial’s loan portfolio. The Board of Directors of R&G Financial approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy consist of: (1) a monthly analysis of reserve amounts at Premier Bank (quarterly at Crown Bank); (2) approval by the Board of Directors of each banking subsidiary of the periodic analysis; and (3) division of the reserve into specific allocation and general reserve portions. The analysis is based on management’s assessment of the historic rate of losses in addition to concentration, segmentation, regional economic conditions, non-performing loan and asset levels, past due status, composition of the portfolio, and other factors.

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

Mortgage Banking Activities

      Loan Originations, Purchases and Sales. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated a total of $2.3 billion, $2.8 billion and $2.0 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for Premier Bank of $1.3 billion, $1.3 billion and $811.8 million during the years ended December 31, 2004, 2003 and 2002, respectively, of such originations, or 55%, 45% and 41% respectively, of total originations. The loans originated by R&G Mortgage for Premier Bank are comprised primarily of conventional residential loans and, to a lesser extent, consumer loans secured by real estate.

      R&G Financial is engaged to a significant extent in the origination of FHA-insured and VA-guaranteed single-family residential loans that are primarily securitized into GNMA mortgage-backed securities and sold to institutional and/or private investors in the secondary market. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated $175.7 million, $358.9 million and $365.2 million, respectively, of FHA/VA loans, which represented 7.5%, 12.7% and 18.6%, respectively, of total loans originated during such respective periods.

      R&G Financial also originates conventional single-family residential loans which are either insured by private mortgage insurers or do not exceed 80% of the appraised value of the mortgaged property. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated $2.2 billion, $2.5 billion and $1.6 billion, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market, while a substantial portion of non-conforming conventional single-family residential loans are originated by R&G Mortgage (either directly or through The Mortgage Store) on behalf of Premier Bank and either held by Premier Bank in its portfolio or subsequently securitized by R&G Mortgage and/or sold in the secondary market from time to time.

      Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities (mostly related to documentation requirements) which may be cured through seasoning, do not satisfy the guidelines for resale of FNMA, FHLMC, GNMA and other private secondary market investors at the time of origination. Management believes that these loans are essentially of the same credit quality as conforming loans. In connection with mortgage operations, during the years ended December 31, 2004, 2003 and 2002, non-conforming conventional loans represented approximately 63%, 52% and 54%, respectively, of R&G Financial’s total volume of mortgage loans originated, most of which were originated by R&G Mortgage on behalf of Premier Bank. During the years ended December 31, 2004, 2003 and 2002, 95.2%, 96.3% and 94.1% of loans originated by R&G Mortgage on behalf of Premier Bank consisted of single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of Premier Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and Premier Bank. See “— Lending Activities from Banking Operations — Origination, Purchase and Sale of Loans.”

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

      R&G Mortgage also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage’s strategy is to increase its servicing portfolio primarily though internal originations through its branch network and, to a lesser extent, purchases from third parties. Purchases of loans from other mortgage bankers in the wholesale loan market are generally limited to FHA loans and VA loans and such purchases provide R&G Mortgage with a source of low cost production that allows R&G Mortgage to continue to increase the size of its servicing portfolio. R&G Mortgage purchased $22.7 million, $23.7 million and $21.9 million of loans from third parties during the years ended December 31, 2004, 2003 and 2002, respectively.

      The following table sets forth loan originations, purchases and sales by R&G Financial from its mortgage banking business for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Loans Originated For Premier Bank:
Conventional loans(1):
Number of loans	10,750	10,674	7,182
Volume of loans	$1,289,445	$1,281,323	$809,141
FHA/VA loans:
Number of loans	—	—	—
Volume of loans	—	—	—
Consumer loans(2):
Number of loans	476	126	133
Volume of loans	$6,062	$1,985	$2,632
Total loans:
Number of loans	11,226	10,800	7,315
Volume of loans	$1,295,507	$1,283,308	$811,773
Percent of total volume	55%	45%	41%

Loans Originated For Sale to Third Parties:
Conventional loans(1):
Number of loans	8,058	10,179	7,123
Volume of loans	$873,082	$1,193,565	$782,782
FHA/VA loans:
Number of loans	1,623	3,271	3,537
Volume of loans	$175,693	$358,906	$365,172
Total loans:
Number of loans	9,681	13,450	10,660
Volume of loans	$1,048,775	$1,552,471	$1,147,954
Percent of total volume	44%	54%	58%

Total loan originations	$2,344,282	$2,835,779	$1,959,727

Loans Purchased For R&G Mortgage:
Number of loans	302	315	283
Volume of loans(3)	$22,713	$23,709	$21,890
Percent of total volume	1%	1%	1%

Total loan originations and purchases	$2,366,995	$2,859,488	$1,981,617

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Loans Sold (4):
Conventional loans(1):
Number of loans	8,824	10,935	7,114
Volume of loans	$935,665	$1,255,701	$794,869
FHA/VA loans:
Number of loans	1,781	2,957	2,668
Volume of loans	$188,331	$351,162	$369,449
Total loans:
Number of loans	10,605	13,892	9,782
Volume of loans(3)	$1,123,996	$1,606,863	$1,164,318
Percent of total volume	47%	56%	59%

Adjustments:
Loans originated for Premier Bank	$(1,295,507)	$(1,283,308)	$(811,773)
Loan amortization	(69,438)	(60,149)	(44,200)

Net (decrease) increase in loans	$(121,946)	$(90,832)	$(38,674)

Average Initial Loan Origination Balance:
Premier Bank:
Conventional loans(1)	$120	$120	$113
FHA/VA loans	—	—	—
Third Parties:
Conventional loans(1)	$108	$117	$110
FHA/VA loans	108	110	103
Total Conventional loans(1)	$115	$119	$111
FHA/VA loans	108	110	103
Refinancings(5):
Premier Bank	43%	52%	50%
Third Parties	55%	68%	56%

(1)	Includes non-conforming loans.

(2)	All of such loans were secured by real estate.

(3)	Includes $22.7 million, $23.7 million and $21.8 million of loans purchased from another institution, and securitized and sold to the same financial institution during 2004, 2003 and 2002, respectively.

(4)	Includes loans converted into mortgage-backed securities.

(5)	As a percent of the total dollar volume of mortgage loans originated by R&G Mortgage for Premier Bank (excluding consumer loans) or third parties, as the case may be. In the case of Premier Bank, refinancings do not necessarily represent refinancings of loans previously held by Premier Bank.

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

      Typically, when a mortgage loan is originated, the borrower pays an origination fee. These fees are generally in the range of 0% to 7% of the principal amount of the mortgage loan, and are payable at the closing of such loan. The Company receives these fees on mortgage loans originated through its retail branches. The Company may charge additional fees depending upon market conditions and regulatory considerations as well as the Company’s objectives concerning mortgage loan origination volume and pricing. The Company incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions (such as the level of interest rates and the status of the economy in general), resulting in fluctuations in revenues from mortgage loan originations. Generally accepted accounting principles, or GAAP, require that general operating expenses incurred in originating mortgage loans be charged to current expense. Direct origination costs and origination fee income must be deferred until the repayment or sale of the related mortgage loans. Historically, the value of servicing rights which result from R&G Financial’s origination activities has exceeded the net costs attributable to such activities.

      R&G Financial customarily sells most of the loans that it originates, except for those originated on behalf of Premier Bank pursuant to a Master Production Agreement with R&G Mortgage. See “—Lending Activities from Banking Operations — Origination, Purchases and Sales of Loans.” During the years ended December 31, 2004, 2003 and 2002, R&G Financial sold $1.2 billion, $1.6 billion and $1.2 billion of loans, respectively, which includes loans securitized and sold but does not include loans originated by R&G Mortgage on behalf of Premier Bank. With respect to such loan sales, $136.5 million or 11.2%, $211.8 million or 13.2% and $253.1 million or 21.7%, respectively, consisted of GNMA-guaranteed mortgage-backed securities of FHA loans or VA loans packaged into pools of $1 million or more ($2.5 million to $5 million for GNMA serial notes) by R&G Mortgage. These securities were sold directly either through R-G Investments Corporation, R&G Financial’s broker-dealer, Premier Bank’s Trust Department, or indirectly through securities broker-dealers.

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

      While R&G Financial’s exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved the sale of non-conforming loans to FNMA, FHLMC and local financial institutions. R&G Financial estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. At December 31, 2004, R&G Financial had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $2.1 billion, as compared to $1.1 billion and $762.3 million as of December 31, 2003 and 2002, respectively. Of the recourse loans existing at December 31, 2004, approximately $222.9 million in principal amount consisted of loans sold to FNMA and FHLMC and converted into mortgage-backed securities of such agencies, and approximately $1.9 billion in principal amount consisted of non-conforming loans sold to other financial institutions and/or private investors. As of December 31, 2004,

R&G Financial had reserves for possible losses related to its recourse obligations of $6.8 million. Historical losses on recourse obligations have not been significant.

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

      R&G Financial’s servicing portfolio has grown significantly over the past several years. At December 31, 2004, R&G Financial’s servicing portfolio totaled $11.4 billion and consisted of a total of 145,324 loans. These amounts include R&G Mortgage’s servicing portfolio totaling $8.5 billion and Crown Bank’s servicing portfolio totaling $2.9 billion at December 31, 2004. At December 31, 2004, R&G Financial’s servicing portfolio included $2.1 billion of loans serviced for Premier Bank and $647.7 million of loans serviced for Crown Bank, or 18.3% and 5.7%, respectively, of the total servicing portfolio. Most of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences. At December 31, 2004, approximately 75% of R&G Financial’s mortgage servicing portfolio is comprised of mortgages secured by real estate located in Puerto Rico.

      R&G Mortgage services all loans held in Premier Bank’s loan portfolio (including single-family residential loans retained by Premier Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. Once loans are sold, Premier Bank retains the servicing rights to such loans; R&G Mortgage continues to service the loans on behalf of Premier Bank. Premier Bank pays R&G Mortgage servicing fees with respect to the loans serviced by R&G Mortgage on behalf of Premier Bank. In addition, Premier Bank processes payments of all loans originated by R&G Mortgage on behalf of Premier Bank. In connection therewith, R&G Mortgage pays Premier Bank a fee equal to between $0.50 and $1.00 per loan. See “— Regulation — R&G Financial — Limitations on Transactions with Affiliates.”

      R&G Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, R&G Financial may sell mortgage loan servicing rights from time to time.

      The following table sets forth certain information regarding the total loan servicing portfolio of R&G Financial for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Composition of Servicing Portfolio at End of Period:
Conventional and other mortgage loans(1)	$9,223,563	$8,317,318	$8,035,208
FHA/VA loans	2,180,740	2,625,503	2,956,736

Total servicing portfolio	$11,404,303	$10,942,821	$10,991,944

Activity in the Servicing Portfolio:
Beginning servicing portfolio	10,942,821	$10,991,944	$7,224,571
Add: Loan originations and purchases	2,918,983	2,935,327	2,204,275
Servicing of portfolio loans acquired(2)	3,495	1,008,231	4,325,499
Less: Sale of servicing rights(3)	(191,914)	(255,814)	(229,587)
Run-offs(4)	(2,269,082)	(3,736,867)	(2,532,814)

Ending servicing portfolio	$11,404,303	$10,942,821	$10,991,944

Number of loans serviced	145,324	147,981	158,659
Average loan size	$78	$74	$69
Average servicing fee rate	0.397%	0.467%	0.508%

(1)	Includes non-conforming loans.

(2)	Includes $2.6 billion acquired in connection with the acquisition of Crown Bank in June 2002.

(3)	Includes loans sold, servicing released, by Continental totaling $191.9 million, $255.8 million and $229.6 million in 2004, 2003 and 2002, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

      The following table sets forth certain information at December 31, 2004 regarding the number and aggregate principal balance of the mortgage loans serviced by R&G Financial for its loan portfolio and for third parties at various mortgage interest rates.

	At December 31, 2004
	Portfolio		Loans Serviced		Total Loans
	Loans Serviced		for Third Parties		Serviced
	Number of	Aggregate	Number of	Aggregate	Number of	Aggregate
	Loans	Principal Balance	Loans	Principal Balance	Loans	Principal Balance
	(Dollars in Thousands)
Mortgage Interest Rate
Less than 4.99%	630	152,242	5,051	372,757	5,681	524,999
5.00% - 5.49%	831	204,796	4,595	465,890	5,426	670,686
5.50% - 5.99%	3,940	686,698	12,853	1,321,965	16,793	2,008,663
6.00% - 6.49%	6,989	842,917	13,958	1,450,699	20,947	2,293,616
6.50% - 6.99%	4,976	515,804	17,988	1,461,910	22,964	1,977,714
7.00% - 7.49%	2,204	192,828	20,308	1,397,654	22,512	1,590,482
7.50% - 7.99%	1,077	79,049	19,425	1,070,122	20,502	1,149,171
8.00% - 8.49%	453	29,755	9,145	450,686	9,598	480,441
8.50% - 8.99%	553	26,336	8,637	361,150	9,190	387,486
9.00% - 9.49%	199	8,556	3,202	116,392	3,401	124,948
9.50% - 9.99%	242	8,466	2,595	67,514	2,837	75,980
10.00% or more	351	9,865	4,801	110,252	5,152	120,117

	22,445	2,757,312	122,558	8,646,991	145,003	11,404,303

      The amount of principal prepayments on mortgage loans serviced by R&G Financial was $373.9 million, $356.9 million and $288.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. This represented approximately 3.3%, 3.3% and 3.1% of the aggregate principal amount of mortgage loans serviced during such periods. The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Financial to continue to increase the size of its servicing portfolio even in times of high prepayments.

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 2004, 2003 and 2002, the monthly average amount of funds advanced by R&G Financial under such servicing agreements was $28.9 million, $26.7 million and $24.4 million, respectively. Funds advanced by R&G Financial pursuant to these arrangements are generally recovered by R&G Financial within 30 days.

      In connection with its loan servicing activities, R&G Financial holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services. At December 31, 2004, R&G Financial held $150.3 million of such escrow funds, $94.6 million of which were deposited in Premier Bank, $55.6 million of which were deposited in Crown Bank and $101,000 of which were deposited with other financial institutions. The escrow funds lower the overall cost of funds, while the escrow funds deposited with other financial institutions serve as part of R&G Financial’s compensating balances which permit the Company to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. See “— Sources of Funds — Borrowings.”

      The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 2004, R&G Financial was servicing mortgage loans with an aggregate principal amount of $2.1 billion on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

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

	Year Ended December 31,
	2004		2003		2002
		Percent of		Percent of		Percent of
	Number of	Servicing	Number of	Servicing	Number of	Servicing
	Loans	Portfolio	Loans	Portfolio	Loans	Portfolio
Loans delinquent for:
30-59 days	5,089	3.50%	5,106	3.45%	5,708	3.60%
60-89 days	1,601	1.10%	1,672	1.13	1,696	1.07
90 days or more	3,162	2.18%	3,559	2.41	3,298	2.08

Total delinquencies(1)	9,852	6.78%	10,337	6.99%	10,702	6.75%

Foreclosures pending(2)	2,573	1.77%	2,345	1.58%	2,199	1.39%

(1)	Includes at December 31, 2004 an aggregate of $115.9 million of delinquent loans serviced for Premier Bank, or 1.02% of the total servicing portfolio, $7.5 million of delinquent loans held by Crown Bank, or 0.07% of the total servicing portfolio, and $14.9 million of delinquent loans held by R&G Mortgage, or 0.13% of the total servicing portfolio.

(2)	At December 31, 2004, Premier Bank had foreclosures pending on $38.9 million of loans being serviced by R&G Mortgage, which constituted 0.34% of the servicing portfolio. Crown Bank had foreclosures pending on $847,000 of loans it is servicing for its own portfolio, and R&G Mortgage had foreclosures pending on $11.9 million of loans it is servicing for its own portfolio at December 31, 2004.

      While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures, or REO, related to R&G Financial’s mortgage banking business arises primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 2004, 2003 and 2002, R&G Financial held REO related to servicing activities with a book value of approximately $13.4 million, $13.0 million and $9.6 million, respectively. Sales of REO resulted in losses to R&G Financial of $4.1 million, $3.5 million and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. There is no liquid secondary market for the sale of R&G Financial’s REO. The increase in the amount of losses resulting from the sale of REO is related to an increase in the volume of foreclosed loans and the eventual disposition of the resulting REOs.

      With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 2004. Currently, Crown Bank only services conventional loans, as opposed to FHA/VA loans. R&G Mortgage, however, incurs about $3,000 per loan foreclosed in interest and legal charges during the time between payment by R&G Mortgage and FHA or VA reimbursement. For the years ended December 31, 2004, 2003 and 2002, total expenses related to FHA or VA loans foreclosed amounted to $3,002,000, $983,000 and $797,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recovered. Such unrecovered expenses have to date been immaterial.

      Any significant adverse economic developments could result in an increase in defaults or delinquencies on mortgage loans that are serviced by the Company or held by the Company pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans.

Investment Activities

      General. R&G Financial’s securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the respective Boards of Directors of the Company’s banking subsidiaries. The management of the securities portfolio is set in accordance with strategies developed by Interest Rate Risk, Budget and Investments Committee, or IRRBICO, of each banking subsidiary.

      As discussed under “— Mortgage Banking Activities,” R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage’s securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. As of December 31, 2004, R&G Mortgage held tax-exempt GNMA mortgage-backed securities with a fair value of $251.0 million, which are classified as available for sale. At December 31, 2004, R&G Mortgage’s CMO interest-only residuals and interest only strips, which are classified as available for sale, had an amortized cost of $38.7 million and a fair value of $38.7 million.

      Under Premier Bank’s and Crown Bank’s Investment Policies, the Company’s banking subsidiaries generally invest in U.S. Treasury obligations (with a maturity up to five years), U.S. Agency obligations, FNMA, GNMA and FHLMC mortgage-backed certificates, investment grade municipal obligations (with a maturity of up to five years), bankers’ acceptances and FHLB notes (with a maturity of up to five years), investment grade commercial paper (with a maturity of up to 9 months), federal funds (with a maturity of six months or less), certificates of deposit in other financial institutions (including Eurodollar deposits), repurchase agreements (with a maturity of six months or less), investment grade corporate bonds (with a maturity of five years or less) and certain mortgage-backed derivative securities (with a weighted average life of less than ten years).

      At December 31, 2004, the securities portfolios of the Company’s banking subsidiaries included $58.7 million of securities held for investment, consisting principally of $3.5 million of GNMA mortgage-backed securities, $4.0 million of FHLMC and FNMA mortgage backed securities, and $51.2 million of certain Puerto Rico Government obligations and other Puerto Rico securities, all held by Premier Bank. In addition, at December 31, 2004, the securities portfolios of the Company’s banking subsidiaries classified as available for sale had a fair value of $3.4 billion, consisting principally of $46.3 million of GNMA mortgage-backed securities, $894.5 million of FHLMC and FNMA mortgage-backed securities, $1.5 billion of CMOs, $24.8 million of CMO interest-only residuals and interest only strips, $50.4 million corporate debt obligations and $834.1 million of U.S. Government and Agency securities. A substantial amount of securities held by Premier Bank are tax-exempt.

      Premier Bank’s Treasury Department from time to time conducts certain trading. At December 31, 2004, securities for trading held by Premier Bank totaled $60.0 million, consisting of interest only strips and FHLMC mortgage-backed securities.

      At December 31, 2004, $408.3 million or 10.7% of R&G Financial’s mortgage-backed and investment securities were pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

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

	December 31,
	2004			2003
			Weighted			Weighted
	Carrying	Market	Average	Carrying	Market	Average
	Value	Value	Yield	Value	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities:
GNMA
Due from one-five years	$2,488	$2,519	5.77%	$3,497	$3,581	5.78%
Due from five-ten years	353	348	6.24	463	469	6.17
Due over ten years	17,395	17,772	6.24	25,475	26,079	6.28
FNMA
Due over ten years	3,914	4,175	7.09	4,785	4,999	7.08
FHLMC
Due over ten years	62	60	2.93	81	79	5.20
Investment securities:
United States Government and Agencies obligations:
Due within one year	—	—		—	—	—
Due from one-five years	2,500	2,500	2.02	1,997	1,997	1.03
Puerto Rico Government and Agencies obligations:
Due within one year	10,715	10,812	4.83	558	567	5.85
Due from one-five years	38,456	38,746	4.30	31,846	33,088	4.91
Due from five-ten years	2,000	2,005	4.10	9,398	9,230	3.78
Other
Due from one-five years	100	100	6.20	100	100	6.20
Total securities held for investment	$77,983	$79,037	4.92%	$78,200	$80,189	5.31%

	December 31,
	2002
			Weighted
	Carrying	Market	Average
	Value	Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities:
GNMA
Due from one-five years	$—	$—	—%
Due from five-ten years	5,457	5,513	5.82
Due over ten years	33,521	34,091	6.30
FNMA
Due over ten years	6,328	6,698	7.06
FHLMC
Due over ten years	102	102	5.35
Investment securities:
United States Government and Agencies obligations:
Due within one year	997	997	1.75
Due from one-five years	1,500	1,500	2.38
Puerto Rico Government and Agencies obligations:
Due within one year	—	—	—
Due from one-five years	26,586	26,804	5.40
Due from five-ten years	1,000	1,005	5.05
Other
Due from one-five years	100	100	6.20
Total securities held for investment	$75,591	$76,810	5.86%

      The following table presents certain information regarding the composition and period to maturity of R&G Financial’s held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below.

	December 31,
	2004			2003
			Weighted			Weighted
	Amortized		Average	Amortized		Average
	Cost	Fair Value	Yield	Cost	Fair Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities available for sale:
GNMA certificates
Due from one-five years	$2,582	$2,672	5.60%	$50	$52	6.67%
Due from five-ten years	7,866	8,045	6.54	12,563	12,918	6.32
Due over ten years	286,554	286,618	6.30	346,568	350,217	6.24
FNMA certificates
Due from one-five years	245	254	5.79	71	72	3.84
Due from five-ten years	271,004	271,487	4.65	87,989	87,101	4.38
Due over ten years	276,136	279,089	5.05	388,687	405,193	5.50
FHLMC certificates
Due within one year	—	—	—	—	—	—
Due from one-five years	910	921	6.05	3	3	9.06
Due from five-ten years	61,305	61,218	4.67	20,308	19,955	4.28
Due over ten years	275,613	281,564	6.18	439,876	448,161	6.26
Collateralized mortgage obligations (CMOs)
Due within one year	—	—	—	—	—	—
Due from one-five years	20,949	20,824	4.35	5,939	6,019	4.14
Due from five-ten years	135,793	134,377	4.27	20,889	20,873	4.14
Due over ten years	1,348,808	1,338,196	4.46	941,970	939,757	4.43
CMO residuals and other mortgage-backed securities
Due from one-five years	5,187	5,621	10.00	5,885	9,455	12.44
Due from five-ten years	57,939	57,939	6.46	58,106	55,435	12.00

Investment securities available for sale:
U.S. Government & Agencies
Due within one year	12,405	12,574	3.65	62,519	63,113	3.78
Due from one-five years	807,732	801,329	3.24	399,275	398,028	3.02
Due from five-ten years	19,657	20,185	5.12	79,388	81,042	5.43
Municipal debt obligations
Due over ten years	15,766	16,087	4.41	12,209	12,339	4.46
Corporate debt obligations
Due within one year	10,995	10,941	4.71	14,247	14,362	6.67
Due from one-five years	37,542	38,672	6.18	48,578	51,376	5.41
Due from five-ten years	771	831	7.78	2,123	2,109	7.77
Due over ten years	—	—	—	—	—	—
Mortgage securities portfolio mutual fund	—	—	—	—	—	—
Other	—	—	—	—	—	—

	$3,655,759	$3,649,444	4.58%	$2,947,243	$2,977,580	5.08%

Mortgage-backed securities held for trading:
GNMA certificates	$8,655	$9,016	5.50%	$—	$—	—%
FHLMC certificates	23,199	24,452	7.65	32,155	33,245	7.64
Interest-only strips	58,168	64,111	6.04	—	—	—
Investment securities held for trading:
Municipal securities	65	68	7.00	451	446	4.77
Equity securities	3,880	3,959	6.70	—	—	—
Mutual funds	587	608	2.44	—	—	—
Bank issued trust preferred securities	2,230	2,270	6.12	4,594	4,650	6.70
Other	68	69	3.03	14	14	7.50

	$96,852	$104,553	6.38%	$37,214	$38,355	7.49%

	December 31,
	2002
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(Dollars in Thousands)
Mortgage-backed securities available for sale:
GNMA certificates
Due from one-five years	$—	$—	—%
Due from five-ten years	16,515	16,759	6.34
Due over ten years	440,767	446,339	5.33
FNMA certificates
Due from one-five years	—	—	—
Due from five-ten years	370	390	6.50
Due over ten years	258,805	269,367	6.89
FHLMC certificates
Due within one year	2	2	8.72
Due from one-five years	20	21	9.04
Due from five-ten years	889	935	6.59
Due over ten years	738,041	756,228	6.46
Collateralized mortgage obligations (CMOs)
Due within one year	112	112	8.25
Due from one-five years	17,178	17,288	4.74
Due from five-ten years	31,571	32,219	5.48
Due over ten years	404,981	409,830	5.40
CMO residuals and other mortgage-backed securities
Due from one-five years	10,862	12,496	12.56
Due from five-ten years	20,102	20,263	14.71
Investment securities available for sale:
U.S. Government & Agencies
Due within one year	—	—	—
Due from one-five years	263,632	267,896	3.90
Due from five-ten years	137,756	143,695	6.05
Municipal debt obligations
Due over ten years	4,884	4,879	4.57
Corporate debt obligations
Due within one year	3,205	3,367	6.63
Due from one-five years	52,779	55,283	6.54
Due from five-ten years	2,979	2,385	7.76
Due over ten years	9,805	9,809	6.89
Mortgage securities portfolio mutual fund.	3,266	2,964	4.21
Other	49	49	—

	$2,418,570	$2,472,576	5.89%

Mortgage-backed securities held for trading:
GNMA certificates	$9,281	$9,741	6.13%
FHLMC certificates	62,550	65,016	7.18
Interest-only strips	—	—	—
Investment securities held for trading:
Municipal securities	—	—	—
Equity securities	—	—	—
Mutual funds	—	—	—
Bank issued trust preferred securities	—	—	—
Other	—	—	—

	$71,831	$74,757	7.04%

      A substantial portion of R&G Financial’s securities are held in mortgage-backed securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies (GNMA) and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as R&G Financial. Such government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, and FNMA.

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

      In certain financial asset transfers accounted for as sales, interest-only strips are recognized which can be contractually prepaid or settled in such a way that the Company may not recover substantially all of its recorded investment (prepayment risks). The Company recognizes as retained interests the right to cash flows remaining over the life of the loans sold after the payment of the related servicing fees and the contractual payments to the buyer of the loans. If certain conditions are met, the Company classifies such retained interests as either held for trading or available for sale securities. The retained interests are initially, and thereafter periodically, measured based on different valuation techniques, principally the present value of estimated future cash flows. Such techniques incorporate reasonable and supportable assumptions related to the financial assets transferred, including future revenues and expenses, defaults, prepayment speeds and interest rates.

      The FDIC has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are “high-risk mortgage securities,” are not suitable investments for depository institutions, and if considered “high risk” at purchase must be carried in the institution’s trading account or as assets held for sale, and must be marked to market on a regular basis. In addition, if a security was not considered “high risk” at purchase but was later found to be “high risk” based on the tests, it may remain in the held-to-maturity portfolio as long as the institution has positive intent to hold the security to maturity and has a documented plan in place to manage the high risk. At December 31, 2004, CMOs, residuals and interest-only securities of the Company’s banking subsidiaries, which had a fair value of $24.8 million, were designated as “high-risk mortgage securities” and classified as available for sale, increasing from $21.8 million as of December 31, 2003. Most of such securities have been internally generated by the Company. The Company expects to continue generating such securities in the future.

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

      Deposits. Deposits are the major sources of funds for R&G Financial’s lending and other investment purposes. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments, including passbook, NOW and Super NOW, checking and commercial checking and certificates of deposit ranging in terms from 7 days to 10 years. Included among these deposit products are $1.9 billion of certificates of deposit with balances of $100,000 or more, which amounted to 45.8% of R&G Financial’s total deposits at December 31, 2004. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

      The Company attempts to price its deposits in order to promote deposit growth. The Company regularly evaluates its internal costs of funds, surveys rates offered by competing institutions, reviews cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers on a regular basis, although at December 31, 2004, the Company held $799.4 million of deposits acquired from money desks in the United States.

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

	December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in Thousands)
Passbook	$358,693	1.72%	$336,577	1.72%	$283,497	2.84%
NOW and Super NOW accounts	616,661	1.78	503,155	1.82	360,596	2.84
Checking	47,303	—	39,388	—	78,626	—
Commercial checking(1)	365,824	—	417,928	—	266,869	—
Certificates of deposit	2,485,082	3.40	1,951,697	3.94	1,481,449	4.18

Total deposits	$3,873,563	2.62%	$3,248,745	2.83%	$2,471,037	3.58%

(1)	Includes $150.2 million, $159.0 million and $220.0 million of escrow funds of the Company at December 31, 2004, 2003 and 2002, respectively, maintained with the Company’s banking subsidiaries.

      The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2004.

Amount
(In Thousands)
Certificates of deposit maturing:
Three months or less	$383,607
Over three through six months	227,199
Over six through twelve months	447,074
Over twelve months	884,710

Total	$1,942,590

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

      Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligations to repurchase such securities are reflected as a liability in R&G Financial’s consolidated financial statements. As of December 31, 2004, R&G Financial had $3.0 billion of reverse repurchase agreements outstanding, with a weighted average interest rate of 2.70%.

      R&G Financial’s loan originations are also funded by borrowings under various warehouse lines of credit provided by various commercial banks, which we refer to as Warehouse Lines. At December 31, 2004, R&G Financial was permitted to borrow under such Warehouse Lines up to $283.4 million, $100.2 million of which was drawn upon and outstanding as of such date. The Warehouse Lines are used by R&G Financial to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when payment from the sale of the funded loan is received, whichever occurs first. Until such sale closes, the Warehouse Lines provide that the funded loan is pledged to secure the outstanding borrowings. The Warehouse Lines are also collateralized by a general assignment of mortgage payments receivable and an assignment of certain mortgage servicing rights. Certain of these warehousing lines of credit impose restrictions with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared. For the quarters ended September 30, and December 31, 2004, R&G Mortgage breached a covenant not to pay in excess of 50% of its net income for the fiscal year. The breach was occasioned primarily due to the previously disclosed trading losses during the last two quarters of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 hereof. R&G Mortgage’s lender has agreed to waive the breach of covenant for each of the quarters in question. Except as disclosed herein, management of R&G Financial believes that as of December 31, 2004, it was in compliance with all of such covenants and restrictions and does not anticipate that such covenants and restrictions will limit its operations.

      The interest rate on funds borrowed pursuant to the Warehouse Lines is based on Libor rates plus a negotiated amount. At December 31, 2004, the weighted average interest rate being paid by R&G Financial under its Warehouse Lines amounted to 3.63%.

      Although R&G Financial’s primary sources of funds are deposits, it also borrows funds on both a short and long-term basis. The Company obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York and Atlanta through its banking subsidiaries upon the security of certain of their residential first mortgage loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the banking subsidiaries have been met. FHLB advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, the Company had access to $2.8 billion in advances from the FHLB and had $1.3 billion outstanding as of such date, which mature at various dates commencing in January 1, 2005 through March 2, 2011 and have a weighted average interest rate of 3.63%. At December 31, 2004, the Company had pledged investment securities and loans aggregating $1.6 billion to the FHLB as collateral for the advances. The Company maintains collateral with the FHLB in excess of applicable requirements in order to facilitate any necessary future borrowings.

      The following table sets forth certain information regarding the short-term borrowings of R&G Financial at or for the dates indicated.

	At or For the Year Ended
	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Securities sold under agreements to repurchase:
Average balance outstanding	$2,444,198	$1,884,191	$1,437,089
Maximum amount outstanding at any month-end during the period	2,994,658	2,220,795	1,602,394
Balance outstanding at end of period	2,994,658	2,220,795	1,489,758
Average interest rate during the period	2.49%	2.71%	3.56%
Average interest rate at end of period	2.70%	2.26%	3.16%
Notes Payable:
Average balance outstanding	$150,705	$217,750	$241,346
Maximum amount outstanding at any month-end during the period	166,394	218,052	196,330
Balance outstanding at end of period	100,217	192,259	194,607
Average interest rate during the period	2.41%	3.15%	2.81%
Average interest rate at end of period	3.80%	2.29%	2.55%

FHLB advances:
Average balance outstanding	$1,171,645	$1,026,279	$698,170
Maximum amount outstanding at any month-end during the period	1,298,600	1,129,600	940,725
Balance outstanding at end of period	1,298,600	1,129,600	940,725
Average interest rate during the period	3.78%	3.92%	4.51%
Average interest rate at end of period	3.63%	3.56%	4.23%

Trust and Investment Services

      R&G Financial also provides trust and investment services through Premier Bank’s Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 2004, Premier Bank’s Trust Department administered trust accounts with aggregate assets of $444.2 million as of such date. Premier Bank receives fees dependent upon the level and type of service provided. The administration of Premier Bank’s Trust Department is monitored by the Trust Committee of the Board of Directors of Premier Bank.

Broker-Dealer and Insurance Services

      R&G Financial’s wholly-owned licensed broker-dealer subsidiary, R-G Investments Corporation, is a NASD registered broker-dealer which offers fixed-income and other investment products to its clients, including customers of sister subsidiaries, R&G Mortgage and Premier Bank.

      The Company began insurance operations in November 2000 with its acquisition of Home & Property Insurance Corp., a Puerto Rico insurance agency which provides insurance policies principally on residential properties to R&G Financial’s customers and, to a lesser extent, other parties. Home & Property Insurance Corp. sells primarily property, title, auto and life insurance to individuals and commercial entities.

      During the years ended December 31, 2004, 2003 and 2002, R-G Investments Corporation and Home & Property Insurance Corp. together contributed $22.1 million, $16.7 million and $8.3 million of revenues, respectively, representing 5.1%, 4.2% and 2.9% of total revenues, respectively, for such periods. In addition, their net income before taxes amounted to $14.7 million, $10.8 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. For additional information, see Note 27 to R&G Financial’s Notes to consolidated financial statements, incorporated by reference into Item 8 hereof.

Personnel

      As of December 31, 2004, R&G Financial (on a consolidated basis) had 2,404 full-time employees and 115 part-time employees. The employees are not represented by a collective bargaining agreement and R&G Financial believes that it has good relations with its employees.

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

The Company

      General. R&G Financial is a registered financial holding company pursuant to the Bank Holding Company Act of 1956, as amended, or BHCA. R&G Financial, as a financial holding company, is subject to regulation and supervision by the Federal Reserve Board and the OCFI. R&G Financial is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the OCFI.

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

      Pursuant to this exemption, from time to time, Premier Bank and Crown Bank buy and sell loans, including loan participations, and maintain deposits with each other.

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

      R&G Mortgage and Premier Bank are parties to various agreements that address how each would conduct itself in specifically delineated affiliated transactions, which we refer to as the Affiliated Transaction Agreements. The Affiliated Transaction Agreements include a Master Purchase, Servicing and Collections Agreement, which we refer to as the Master Purchase Agreement, a Master Custodian Agreement, a Master Production Agreement, a Securitization Agreement and a Data Processing Computer Service Agreement. The terms of these agreements were negotiated at arm’s length on the basis that they are substantially the same, or at least as favorable to Premier Bank, as those prevailing for comparable transactions with, or involving, other nonaffiliated companies.

      Pursuant to the Master Production Agreement, Premier Bank, on a monthly basis, determines its loan production targets and goals, which we refer to as the Loan Production Goals and R&G Mortgage assists Premier Bank to reach its Loan Production Goals by, among other things: (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and initial processing of loan applications, consistent with Premier Bank’s underwriting guidelines and Loan Production Goals previously established; and (iii) providing personnel and facilities with respect to the execution of any loan agreement approved by Premier Bank. In exchange for these services, Premier Bank remits to R&G Mortgage a percentage of the processing or originating fees charged to the borrowers under loan agreements, as set forth in the agreements. See “—Lending Activities from Banking Operations — Originations, Purchases and Sales of Loans.”

      Until January 1, 2001, the Master Purchase Agreement provided for the sale by Premier Bank to R&G Mortgage of the servicing rights to all first and second mortgage loans secured by residential properties which become part of Premier Bank’s loan portfolio once the related loans are sold. Effective January 1, 2001, Premier Bank retains servicing rights on loans sold or secured into mortgage-backed securities. R&G Mortgage services all other loans held in Premier Bank’s loan portfolio (including single-family residential loans retained by Premier Bank and certain commercial real estate loans), although R&G Mortgage does not actually acquire such servicing rights. The Master Purchase Agreement further provides that R&G Mortgage exclusively will service such loans and that Premier Bank will process payments of such loans, all according to a fee schedule. See “ — Mortgage Banking Activities — Loan Originations, Purchases and Sales of Loans.”

      Under the Securitization Agreement, R&G Mortgage renders securitization services with respect to the pooling of some of Premier Bank’s mortgage loans into mortgage-backed securities. With respect to securitization services rendered, Premier Bank pays a securitization fee of 25 basis points. The Master Custodian Agreement provides that Premier Bank shall be the custodial agent for R&G Mortgage of certain documentation related to the issuance by R&G Mortgage of GNMA, FNMA or FHLMC mortgage-backed certificates. In consideration of these services, Premier Bank receives a fee for each mortgage note included in a mortgage-backed certificate per year for which it acts as custodian, as set forth in the agreement. See “— Mortgage Banking Activities — Loan Originations, Purchases and Sales of Loans.”

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

      On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued limited inclusion of trust preferred securities as Tier I regulatory capital of bank holding companies. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits following a five-year transition period. Under the final rule, as of March 31, 2009, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier 1 capital which are identified in the rule, may not exceed 25% of a bank holding company’s Tier 1 capital, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The rule will effectively limit the amount of trust preferred securities that may be included in Tier 1 capital. Management believes the adoption of the final rule will not have a significant effect on the Company’s regulatory capital ratios.

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

      Bank Secrecy Act and USA Patriot Act of 2001. The BSA and its implementing regulation is a tool the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties.

      In October 2001, the Patriot Act was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act amended the BSA and broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      In connection with the BSA, as a result of an examination of Premier Bank as of June 2004, in December 2004 the FDIC, the OCFI and Premier Bank entered into a MOU to correct and strengthen perceived deficiencies in Premier Bank’s BSA and anti-money laundering programs. Premier Bank is required, among other things, to enhance monitoring, reporting, and documentation, strengthen controls, revise policies, increase its audits and enhance the training of its personnel. Premier Bank has taken certain measures in accordance with a corrective action plan submitted to the FDIC and OCFI, and believes that it is in substantial compliance with the MOU.

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

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was signed into law in July 2002. The Sarbanes-Oxley Act implements legislative reforms intended to address corporate and accounting improprieties. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, or Exchange Act.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      The Sarbanes-Oxley Act addresses, among other matters: (i) audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan black out periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers; (vii) expedited filing requirements for Forms 4’s; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) “real time” filing of periodic reports; (x) the formation of a public accounting oversight board; (xi) auditor independence; and (xii) various increased criminal penalties for violations of securities laws.

Banking Subsidiaries

      General. Premier Bank is incorporated under the Puerto Rico Banking Act of 1933, as amended, or the Puerto Rico Banking Law, and is subject to extensive regulation and examination by the OCFI, the

FDIC and certain requirements established by the Federal Reserve Board. Crown Bank is subject to extensive regulation by the OTS and the FDIC. The federal and Puerto Rico laws and regulations which are applicable to banks and thrift institutions regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the aforementioned regulatory authorities to test Premier Bank and Crown Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCFI, the FDIC, the OTS or the U.S. Congress or Puerto Rico legislature could have a material adverse impact on R&G Financial and its operations.

      FDIC Insurance Premiums. The banking subsidiaries of the Company currently pay deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund, or SAIF, member institutions, such as Crown Bank and Bank Insurance Fund, or BIF, member institutions, such as Premier Bank. Under applicable regulations, institutions are assigned to one of three capital groups that is based solely on the level on an institution’s capital: “well capitalized,” “adequately capitalized” and “undercapitalized.” These three groups are then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered to be healthy to those that are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. Each of Premier Bank and Crown Bank was classified as a “well-capitalized” institution as of December 31, 2004.

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

      From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. For example, deposit insurance reform legislation is currently pending in Congress that would: (i) merge the BIF and the SAIF; (ii) increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation; (iii) double deposit insurance coverage limits for individual retirement accounts; and (iv) replace the current fixed 1.25 designated reserve ratio with a reserve range, giving the FDIC discretion in determining a level adequate within this range. If any of these proposals eventually become law, they could have an effect on R&G Financial’s operations and the way it conducts business.

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

      The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2004, Premier Bank met each of its capital requirements.

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

      Under OTS capital regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0%. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2004, Crown Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations.

      OTS capital regulations also require savings associations to meet three additional capital standards: (i) tangible capital equal to at least 1.5% of total adjusted assets, (ii) leverage capital (core capital) equal to 4.0% of total adjusted assets, and (iii) risk-based capital equal to 8.0% of total risk-

weighted assets. These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Crown Bank is not subject to any such individual minimum regulatory capital requirement and Crown Bank’s regulatory capital exceeded all minimum regulatory capital requirements as of December 31, 2004.

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

      The Puerto Rico Banking Law requires that at least ten percent (10%) of the yearly net income of Premier Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the sum of Premier Bank’s paid-in common and preferred stock capital. As of December 31, 2004, Premier Bank had credited $37.5 million to such reserve fund.

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

      Under the Puerto Rico Banking Law, Premier Bank is permitted to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of Premier Bank, plus 15% of 50% of undistributed earnings for “well-capitalized” institutions. As of December 31, 2004, the legal lending limit for Premier Bank under these provisions was approximately $61.8 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one-third of the paid-in capital of Premier Bank, plus its reserve fund. The legal lending limit for Premier Bank for loans secured by collateral with at least 25% more than the amount of the loan was approximately $137.4 million. Premier Bank’s maximum extension of credit to any one borrower was $70.6 million at December 31, 2004, which is fully secured with collateral with a “loan to value” ratio of less than 80%. There are no restrictions on the amount of loans to subsidiaries of banks, or loans that are secured by mortgages by real estate, or loans that are wholly secured by bonds, securities and other evidences of indebtedness of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. Loans to non-banking affiliates of Premier Bank, are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act and Regulation W. The Puerto Rico Banking Law also authorizes Premier Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law also prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased must be sold in a private or public sale within one year from the date of purchase. Premier Bank may repurchase its own stock for the purpose of reducing its capital, subject to the approval of the OCFI.

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

      Regulations Applicable to Crown Bank. Crown Bank is subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2004, Crown Bank’s loans-to-one-borrower limit was $19.3 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, Crown Bank’s largest single lending relationship had an outstanding balance of $16.0 million and consisted of four loans secured by real estate, all of which were performing in accordance with their terms at such date.

      Savings associations must also meet a qualified thrift lender, or QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the Home Owners Loan Act of 1933, or HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgages and related investments, including mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2004, Crown Bank was in compliance with its QTL requirement.

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

      Federal Home Loan Bank System. Premier Bank and Crown Bank are members of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, each of Premier Bank and Crown Bank is required to own capital stock in a FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or (ii) 5% of its FHLB advances or borrowings. At December 31, 2004, Premier Bank and Crown Bank each met the required investment in FHLB stock, with each holding $94.1 million and $22.4 million of the FHLB of New York and FHLB of Atlanta stock, respectively.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2004, Premier Bank and Crown Bank were in compliance with these requirements.

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

      Mortgage loan production activities are subject to the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act provides consumers a three-day right to cancel certain credit transactions, including any refinance mortgage or junior mortgage loan on a consumer’s primary residence.

      The mortgage subsidiaries are required to comply with the Equal Credit Opportunity Act of 1974, as amended, or ECOA, and Regulation B promulgated thereunder, which prohibit creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, and restrict creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loan increases as a result of information obtained from a consumer credit agency, another statute, The Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with the name and address of the reporting agency.

      The Federal Real Estate Settlement Procedures Act, or RESPA, imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the mortgage subsidiaries in any escrow account for the payment of taxes, insurance premiums or other charges.

      R&G Mortgage and The Mortgage Store are also subject to regulation by the OCFI, with respect to, among other things, licensing requirements and the recordkeeping, examination and reporting requirements of the Puerto Rico Mortgage Banking Institutions Law, or Mortgage Banking Law. R&G Mortgage and The Mortgage Store are licensed by the OCFI as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, neither R&G Mortgage nor The Mortgage Store has not had any difficulty in renewing its authorization to act as a mortgage banking institution, and management is unaware of any existing practices, conditions or violations which would result in either company being unable to receive such authorization in the future.

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

Available Information

      The Company’s Internet address is www.rgonline.com. The Company makes available free of charge through the Investor Relations section of its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the SEC.

      The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including without limitation the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company’s Code of Ethics is posted in the Investor Relations section of the Company’s website, and is available in print free of charge to any stockholder who requests it. Any amendment to, or waiver from, a provision of the Code of Ethics applicable to any director or executive officer of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, will be posted on the Company’s website and disclosed in a Form 8-K.

      Also posted in the Investor Relations section of the Company’s website, and available in print to any stockholder who requests it, are the Company’s Audit Committee Charter and Corporate Governance Guidelines.

      Written requests for copies of the Company’s Code of Ethics, Audit Committee Charter or Corporate Governance Guidelines should be directed to: Secretary, R&G Financial Corporation, R-G Plaza, 280 Jesús T. Piñero Avenue, Hato Rey, San Juan, Puerto Rico 00918.

ITEM 2: PROPERTIES.

      The Company’s principal executive office is located at 280 Jesús T. Piñero Avenue, Hato Rey, San Juan, Puerto Rico 00918. At December 31, 2004, the Company operated its subsidiaries mostly through leased facilities. All of the Company’s subsidiaries, except Crown Bank and Continental, conduct business in Puerto Rico. Premier Bank operates from 33 offices, R&G Mortgage operates from 46 offices, Crown Bank operates from 15 banking offices and one mortgage office located in the State of Florida, The Mortgage Store operates from ten offices, Home & Property Insurance Corp. operates from one office, R-G Investments Corporation operates from three offices and Continental operates from four offices located in the States of New York and North Carolina.

ITEM 3: LEGAL PROCEEDINGS.

      The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The information required herein is incorporated by reference from the Registrant’s 2004 Annual Report to Stockholders.

ITEM 6:	SELECTED FINANCIAL DATA.

      The information required herein is incorporated by reference from the Registrant’s 2004 Annual Report to Stockholders.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required herein is incorporated by reference from the Registrant’s 2004 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required herein is incorporated by reference from the Registrant’s 2004 Annual Report to Stockholders.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required herein is incorporated by reference from the Registrant’s 2004 Annual Report to Stockholders.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer along with its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings within the time periods specified in the SEC rules and forms. There has not been any change in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are hereby incorporated by reference from the Company’s 2004 Annual Report to Stockholders attached to this Form 10-K as Exhibit 13.

ITEM 9B:	OTHER INFORMATION.

      Not applicable.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required herein is incorporated by reference from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which we refer to as the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year.

      Information regarding the Company’s Code of Ethics that applies to the Company’s directors, officers and employees is set forth in Part I of this Annual Report on Form 10-K under the heading “Available Information.”

ITEM 11:	EXECUTIVE COMPENSATION.

      The information required herein is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required herein is incorporated by reference from the Registrant’s Proxy Statement.

Equity Compensation Plan Information

      The following table presents information on the Company’s equity compensation plans at December 31, 2004.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	246,550	16.99	915,740
Equity compensation plans not approved by security holders	—	—	—

Total	246,550	16.99	915,740

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required herein is incorporated by reference from the Registrant’s Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required herein is incorporated by reference from the Registrant’s Proxy Statement.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed as Part of this Report

1.	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

2.	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

3.	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description
2.1	Amended and Restated Agreement and Plan of Merger by and between R&G Financial Corporation, R-G Premier Bank of Puerto Rico and R-G Interim Premier Bank, dated as of September 27, 1996 (1)
2.2.0	Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank, dated as of December 19, 2001 (2)
2.2.1	Amendment No. 2 to Agreement and Plan of Reorganization among R&G Financial Corporation, R&G Acquisition Holdings Corporation, The Crown Group, Inc. and Crown Bank, a Federal Savings Bank, dated as of February 27, 2002 (3)
2.3	Purchase and Assumption Agreement, dated as of October 11, 2004, by and among R-G Crown Bank, SouthTrust Bank and R&G Financial Corporation (19)
3.1.0	Certificate of Incorporation of R&G Financial Corporation (4)
3.1.1	Certificate of Amendment to Certificate of Incorporation of R&G Financial Corporation (4)
3.1.2	Amended and Restated Certificate of Incorporation of R&G Financial Corporation (5)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (6)
3.1.4	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation (15)
3.1.5	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of R&G Financial Corporation
3.1.6	Certificate of Resolution designating the terms of the Series A Preferred Stock (7)
3.1.7	Certificate of Resolution designating the terms of the Series B Preferred Stock (8)
3.1.8	Certificate of Designation for Series C Preferred Stock (12)
3.1.9	Certificate of Designation for Series D Preferred Stock (13)
3.2	Bylaws of R&G Financial Corporation (4)
4.0	Form of Stock Certificate of R&G Financial Corporation (4)
4.1	Form of Series A Preferred Stock Certificate of R&G Financial Corporation (9)
4.2	Form of Series B Preferred Stock Certificate of R&G Financial Corporation (10)
4.3	Form of Series C Preferred Stock Certificate of R&G Financial Corporation (11)
4.4	Form of Series D Preferred Stock Certificate of R&G Financial Corporation (14)
4.5	Form of Indenture for R&G Capital Trust III, dated as of October 6, 2003, between R&G Financial Corporation and Wilmington Trust Company (18)
4.6	Form of Indenture for R&G Capital Trust V, dated as of March 31, 2004, between R&G Financial Corporation and Wilmington Trust Company (20)
4.7.0	Indenture for R&G Capital Trust VI, dated as of November 30, 2004, between R&G Financial Corporation and Wilmington Trust Company (21)
4.7.1	First Supplemental Indenture for R&G Capital Trust VI, dated as of November 30, 2004, between R&G Financial Corporation and Wilmington Trust Company (21)
10.1	Master Purchase, Servicing and Collection Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico, dated February 16, 1990, as amended on April 1, 1991, December 1, 1991, February 1, 1994 and July 1, 1994 (4)

10.2	Master Custodian Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico, dated February 16, 1990, as amended on June 27, 1996 (4)
10.3.0	Master Production Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico, dated February 16, 1990, as amended on August 30, 1991 and March 31, 1995 (4)
10.3.1	Amendment No. 3 to the Master Production Agreement between R&G Mortgage Corporation and R-G Premier Bank of Puerto Rico, dated January 1, 2004 (22)
10.4	Data Processing Computer Service Agreement between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated December 1, 1994 (4)
10.5	Securitization Agreement by and between R&G Mortgage and R-G Premier Bank of Puerto Rico, dated as of July 1, 1995 (4)
10.6	R&G Financial Corporation Stock Option Plan (4)(*)
10.7.0	R&G Financial Corporation 2004 Stock Option Plan (23)(*)
10.7.1	Form of Incentive Stock Option Agreement for R&G Financial Corporation 2004 Stock Option Plan (24)
10.7.2	Form of Nonqualified Stock Option Agreement for R&G Financial Corporation 2004 Stock Option Plan (24)
10.8	Guarantee Agreement between R&G Financial Corporation, R&G Acquisition Holdings Corporation and Wilmington Trust as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust I, dated as of April 10, 2002 (16)
10.9	Guarantee Agreement between R&G Financial Corporation and U.S. Bank National Association as Guarantee Trustee with respect to the Capital Securities issued by R&G Capital Trust IV, LLT, dated as of August 8, 2003 (17)
10.10	Form of Preferred Securities Guarantee Agreement for R&G Capital Trust III, dated as of October 6, 2003, by and between R&G Financial Corporation and Wilmington Trust Company (18)
10.11	Form of Amended and Restated Declaration of Trust of R&G Capital Trust III, dated as of October 6, 2003, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (18)
10.12	Form of Preferred Securities Guarantee Agreement for R&G Capital Trust V, dated as of March 31, 2004, by and between R&G Financial Corporation and Wilmington Trust Company (20)
10.13	Form of Amended and Restated Declaration of Trust of R&G Capital Trust V, dated as of March 31, 2004, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (20)
10.14	Trust Preferred Securities Guarantee Agreement for R&G Capital Trust VI, dated as of November 30, 2004, by and between R&G Financial Corporation and Wilmington Trust Company (21)
10.15	Amended and Restated Declaration of Trust of R&G Capital Trust VI, dated as of November 30, 2004, among R&G Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein (21)
13	Portions of the 2004 Annual Report to Stockholders
14	Code of Ethics (25)
21	Subsidiaries of the Registrant — Reference is made to “Item 1. Business” for the required information
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-13199) filed by the Registrant with the SEC on October 1, 1996.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2002.

(4)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-06245) filed by the Registrant with the SEC on June 18, 1996, as amended.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 1999.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2001.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 31, 1998.

(8)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 13, 2000.

(9)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-60923) filed with the SEC on August 7, 1998.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-90463) filed with the SEC on November 5, 1999.

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-55834) filed with the SEC on February 16, 2001.

(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2001.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2002.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (File No. 333-81214) filed with the SEC on January 22, 2002.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2002.

(16)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2002.

(17)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 14, 2003.

(18)	Incorporated by reference from the Registration Statement on Form S-3 (Registration No. 333-107365) filed with the SEC on July 25, 2003.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2004.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 (Registration No. 333-113321) filed with the SEC on March 5, 2004.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2004.

(22)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 10, 2004.

(23)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders filed with the SEC on April 5, 2004.

(24)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Registration No. 333-118785) filed with the SEC on September 3, 2004.

(25)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 15, 2004.

(*)	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION
March 16, 2005	By:	/s/ Víctor J. Galán
Víctor J. Galán
Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Víctor J. Galán	March 16, 2005

Víctor J. Galán Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Ramón Prats	March 16, 2005

Ramón Prats Vice Chairman of the Board and President

/s/ Joseph R. Sandoval	March 16, 2005

Joseph R. Sandoval Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Enrique Umpierre-Suárez	March 16, 2005

Enrique Umpierre-Suárez Director and Secretary

/s/ Víctor L. Galán	March 16, 2005

Víctor L. Galán Director

/s/ Rafael Nin	March 16, 2005

Rafael Nin Director

/s/ Laureno Carús Abarca	March 16, 2005

Laureno Carús Abarca Director

/s/ Eduardo McCormack	March 16, 2005

Eduardo McCormack Director

/s/ Gilberto Rivera-Arreaga	March 16, 2005

Gilberto Rivera-Arreaga Director

/s/ Benigno R. Fernández	March 16, 2005

Benigno R. Fernández Director

/s/ Ileana M. Colón-Carlo	March 16, 2005

Ileana M. Colón-Carlo Director

/s/ Roberto Gorbea	March 16, 2005

Roberto Gorbea Director

/s/ Melba Figueroa	March 16, 2005

Melba Figueroa Director