Form 10-K/A
period 2004-12-31
R&G FINANCIAL CORP
filed 2007-11-02
CIK 1016933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-21137

R&G FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0532217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

290 Jesús T. Piñero Avenue Hato Rey, San Juan, Puerto Rico	00918
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (787) 758-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock (par value $.01 per share)*

Series A-D Noncumulative Perpetual Monthly Income Preferred Stock

(liquidation value $25 per share and par value $.01 per share)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the 27,780,426 shares of Class B Common Stock of the Registrant issued and outstanding on June 30, 2004, which excludes 1,762,410 shares held by all directors and officers of the Registrant as a group, was approximately $918.4 million. This figure is based on the last known trading price of $33.06 per share of the Registrant’s Class B Common Stock on June 30, 2004. Number of shares of Class B Common Stock outstanding as of February 28, 2005: 29,572,120. (Does not include 21,559,584 shares of Class A Common Stock that are exchangeable into shares of Class B Common Stock at the option of the holder.)

*	As of December 31, 2004, the Class B Common Stock was registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and was listed on the New York Stock Exchange. The Class B Common Stock was subsequently delisted by the New York Stock Exchange in 2007, and the registration of the Class B Common Stock under Section 12(b) of the Exchange Act was terminated.

DOCUMENTS INCORPORATED BY REFERENCE**

**	Part II Items 10, 11, 12, 13 and 14 that were included in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 have not been included herein.

Explanatory Note

Background to Restatement

Overview. This amendment to the Annual Report on Form 10-K for the year ended December 31, 2004, or 2004 Annual Report on Form 10-K/A, is being filed by R&G Financial Corporation, or R&G, RGF, R&G Financial or the Company, to amend Items 1 and 3 of Part I, Items 6, 7, 7A, 8 and 9A of Part II and Item 15 of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2004 which was originally filed on March 16, 2005. The amendment includes the restatement of R&G Financial’s financial results described in this 2004 Annual Report on Form 10-K/A.

Information in this 2004 Annual Report on Form 10-K/A is generally stated as of December 31, 2004 and generally does not reflect any subsequent information or events other than the restatement described below, except as described under “Subsequent Events” below and in “Future Operations” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or where explicitly stated otherwise. Information regarding subsequent periods will be contained in the Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006 and other filings with the Securities and Exchange Commission, or SEC. This filing should be read and considered in conjunction with such filings.

Background. In April 2005, the Company determined to reassess the independent market valuations it used to value the residual interests, or IO strips, retained in certain of the Company’s mortgage loan transfers. The Company further determined that it was necessary to correct the methodology used in determining the fair value of these residual interests. The Company concluded that the previously filed interim and annual Consolidated Financial Statements for the periods from January 1, 2003 through December 31, 2004 would be materially affected as a result of this correction and should be restated. The Audit Committee of the Board of Directors, or the Audit Committee, determined that the interim and annual Consolidated Financial Statements for these periods should not be relied upon. In addition, the Company concluded that Management’s Report on Internal Control Over Financial Reporting in the 2004 Annual Report on Form 10-K should also be restated and should no longer be relied upon. In July 2005, the Company further concluded that its interim and annual Consolidated Financial Statements for the year ended December 31, 2002 also needed to be restated, and the Audit Committee determined that such financial statements should not be relied upon. As the restatement progressed, the Company also concluded that selected financial data, as required by Item 301 of Regulation S-K and certain additional information required by Industry Guide 3 should also be restated for each of the five years in the period ended December 31, 2004.

As part of the restatement process, the Company decided to review other matters related to its previously issued annual Consolidated Financial Statements, including the sale accounting treatment of its mortgage loan transfers. Ultimately, the principal adjustments to the Company’s previously issued annual Consolidated Financial Statements related to a correction in the accounting for certain mortgage loan transfers that had originally been recorded as sales to recharacterize those transfers as secured borrowings due to their failure to meet certain of the sale accounting criteria set forth in Statement of Financial Accounting Standards, or SFAS, No. 140 “Accounting for Transfer and Servicing of Financial Assets,” or SFAS No. 140. As a result, the Company’s restated audited Consolidated Financial Statements no longer reflect any residual interests such as mortgage servicing rights or IO strips retained in connection with these mortgage loan transfers.

In addition to reflecting the recharacterizations described above in this 2004 Annual Report on Form 10-K/A, management has evaluated, and in some cases made accounting adjustments to, certain categories including:

•

The accounting for transfers of mortgage loans to and from other financial institutions and other private investors, including a transaction involving generally contemporaneous purchases and sales of mortgage loans from and to a local financial institution where the amounts purchased and sold, and other terms of the transactions, were nearly identical;

•	The accounting for transfers of commercial loan participations to and from other financial institutions;

•	The assumptions and processes used to calculate gains on sale of mortgage loans;

•	The accounting for securitizations of mortgage loans;

•	The assumptions, models and data used in the valuation of mortgage servicing assets and the capitalization, impairment and amortization of such assets;

•	The accounting for the recognition and deferral of loan origination fees and costs and related amortization;

•	The accounting for derivative financial instruments;

•	The accounting for investment securities, including amortization of premiums and accretion of discounts;

•	The accounting for real estate held for sale;

•	The accounting for lease obligations, including lessee’s involvement in asset construction and the recognition of rent expense under operating leases;

•	The accounting for the allowance for loan and lease losses;

•	The accounting for servicing-related advances and payments;

•	The accounting for mortgage loans held for sale, including classification and the lower of cost or market valuation allowance; and

•	The accounting for deferred taxes and the related provision for income taxes as a result of the effect of the restatement adjustments listed above.

Subsequent Events

Since the Company’s restatement announcement in April 2005 and as a result of the restatement process, deteriorating macroeconomic conditions in Puerto Rico, the weakening of the real estate and housing market in Florida, the restructuring of mortgage loan transfers initially recorded as sales and subsequently recharacterized as secured borrowings and the disruption of the secondary mortgage market for the sale of mortgage loans, among other factors, the Company has faced a number of financial challenges that have had a material adverse effect on the Company’s liquidity, financial condition and results of operations. As a result, the Company expects its results of operations for 2005, 2006 and 2007 to be significantly lower than those reported for 2004.

In addition, although the Company continues to have adequate capital and has been able to satisfy its contractual obligations, its access to capital resources has been adversely affected by a number of factors related to the restatement process. These factors include the Company’s inability to timely file its annual and quarterly reports with the SEC, delisting of its common stock from the New York Stock Exchange, or NYSE, successive downgrades in the credit ratings of the Company and its securities and the termination of commitments to sell non-conforming mortgage loans in the local market. During the restatement process, the Company has relied on, as its principal sources of liquidity, brokered deposits, short-term borrowings under Federal Home Loan Bank, or FHLB, advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities, warehousing lines of credit and sales of mortgage loans in the secondary market to agencies or U.S. financial institutions.

Upon the closing of the sale of R-G Crown Bank, the Company’s wholly owned Florida thrift subsidiary, or Crown Bank, to Fifth Third Financial Corporation, the Company anticipates having sufficient funds available to meet its near-term liquidity and capital needs. The Company’s liquidity, however, is subject to the unpredictability of the outcomes of the shareholder and other legal and regulatory proceedings described below. The Company is also a guarantor under R&G Mortgage’s warehousing lines of credit which terminated on October 31, 2007. The Company is in the process of negotiating short-term extensions of these credit facilities but can give no assurance it will be able to obtain such extensions under either or both of its credit facilities, or to obtain certain waivers, further described below, that the Company would need if it is able to obtain such extensions. Additionally, the Company expects that until it has filed its Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006 and resolved its ongoing legal and regulatory proceedings, it will have limited access to financing arrangements or other external sources of liquidity. The Company is evaluating various alternatives to provide additional liquidity and capital. Failure to consummate or any significant delay in the consummation of the sale of Crown Bank, acceleration or a demand for payment of any outstanding amounts by the lenders under either of the credit facilities or a failure to obtain extensions of the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition and could result in banking regulators placing further restrictions on the Company’s operations and its banking subsidiaries or taking actions that could have a material adverse effect on the value of the Company’s preferred and common stock.

Under the applicable Federal Reserve Board capitalization guidelines, a bank holding company should avoid over-reliance on preferred stock and other forms of non-voting equity within its Tier 1 capital. As a result of the restatement adjustments, approximately 46.9% of R&G Financial Corporation’s Tier 1 capital as of December 31, 2004 consisted of elements other than voting common equity. However, as a result of further reductions in stockholders’ equity since December 31, 2004, approximately 65.6% of R&G Financial Corporation’s Tier 1 capital as of August 31, 2007 consisted of elements other than voting common equity. R&G Financial Corporation’s ability to raise capital through means other than the issuance of voting common stock may be limited. It is unclear what actions, if any, the Federal Reserve could take as a result of the reduction in voting common stock as the principal form of Tier 1 capital.

General

Following the announcement of the restatement, a number of significant events occurred, including:

•	The conclusion by R&G Financial’s management, under the oversight of the Audit Committee, of an internal review of the Company’s books, records and accounting practices;

•

The retention of Fried, Frank, Harris, Jacobson & Shriver LLP, or Fried Frank, as independent outside counsel to the Audit Committee, and the conclusion of an investigation by the Audit Committee, assisted by Fried Frank and Promontory Financial Group, LLC, a financial services consulting firm, described below under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Background to Restatement”;

•

The initiation of numerous private lawsuits, including purported class action lawsuits alleging violations of federal securities laws, and shareholder derivative actions alleging breach of fiduciary duties owed to R&G Financial, described below under Item 3 “Legal Proceedings”;

•

The delisting of the Company’s Class B common stock (par value $.01 per share), or the Class B Common Stock, from the NYSE and the delisting of the Company’s four outstanding classes of preferred securities from The Nasdaq Stock Market because of the Company’s failure to comply with the reporting requirements for continued listing on each of those exchanges;

•	The commencement of a formal investigation by the SEC into the matters surrounding the restatement;

•	Changes in the Company’s management, described below under “— Corporate Governance — Changes in Senior Management”;

•

The receipt of inquiries from federal and Puerto Rican bank regulatory agencies regarding the status and impact of the restatement, including the receipt in February 2006 of a notification from the Office of Thrift Supervision, or OTS, informing Crown Bank that it was imposing certain restrictions and requirements on Crown Bank, relating primarily to payment of dividends and related party transactions, or the Crown Notification;

•

The issuance of consent orders by the Board of Governors of the Federal Reserve System, or FRB, the Federal Deposit Insurance Corporation, or FDIC, and the Office of Commissioner of Financial Institutions of Puerto Rico, or OCFI, against R&G Financial and R-G Premier Bank of Puerto Rico, the Company’s wholly owned Puerto Rico commercial bank subsidiary, or Premier Bank, imposing several operational and reporting obligations and restrictions on dividend payments, among other things, described below under “— Other Subsequent Events — Regulatory Orders”;

•

The August 28, 2006 termination, based upon improved controls and procedures implemented by Premier Bank, of a previously disclosed Memorandum of Understanding, dated December 16, 2004, entered into between Premier Bank and the FDIC with respect to the correction and strengthening of deficiencies in Premier Bank’s Bank Secrecy Act and anti-money-laundering programs;

•

The issuance of a consent order by the OTS against Crown Bank that, among other things, imposes certain operational and reporting obligations and incorporates certain restrictions on capital distributions by Crown Bank and transactions with affiliates previously set forth in the Crown Notification, described below under “— Other Subsequent Events — Regulatory Orders”;

•	The agreement to sell Crown Bank, the Company’s Florida- and Georgia-based banking operations, described below under “— Other Subsequent Events — Restructuring and Divestitures”;

•

The issuance and sale by R&G Financial’s wholly owned Florida subsidiary, R&G Acquisition Holdings Corporation, or RAC, of 150,000 shares of noncumulative perpetual Series A preferred stock, or the Series A Preferred Stock, which has been structured to fully count as Tier I capital, for a purchase price of $150 million, and the simultaneous grant of immediately exercisable warrants to purchase shares of R&G Financial’s common stock and certain Additional Purchase Rights Investments, and subsequent developments related to these instruments in conjunction with the sale of Crown Bank, all as described below under “— Other Subsequent Events — March 2006 Private Placement”;

•

The sale by the Company of the retail brokerage business of R-G Investments Corporation, or R-G Investments, its wholly owned securities broker-dealer subsidiary in Puerto Rico, described below under “— Other Subsequent Events — Restructuring and Divestitures”;

•	The restructuring of some of the Company’s previous mortgage loan sale transactions, described below under “— Other Subsequent Events — Restructuring of Certain Prior Mortgage Loan Transfers”;

•

The disruption of the secondary mortgage market, which has affected the ability of the Company to access liquidity through sales of mortgage loans, many of which were brought back onto its balance sheet as part of the restatement, as further described below in “Risk Factors”;

•

The determination by the Company to record a valuation allowance related to its mortgage loans held for sale, resulting in a provision for losses of $39.9 million for the quarter ending September 30, 2007 as a result of the aforementioned reduced liquidity in the secondary mortgage market;

•

The determination by the Company to record a provision for loan and lease losses of $15.3 million for the quarter ending September 30, 2007 as a result of the Company’s reassessment of a number of its lending relationships with developers and homebuilders in the Central/North Florida area, as further described below in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operations”;

•	The September 28, 2007 sale by R&G Mortgage of a residential mortgage loan portfolio, as further described below under “Other Subsequent Events — Sale of Mortgage Loan Portfolio”;

•

The sale by Crown Bank of the portion of its servicing portfolio related to loans serviced by Crown for others, described below under “— Other Subsequent Events — Sale of Portion of Crown Servicing Portfolio”;

•	The downgrading by Fitch Ratings of the Company’s long-term issuer default rating to CCC, with a negative outlook, in a series of downgrades;

•

The commencement by the Company of a profit improvement program designed to reduce operating expenses, increase productivity and enhance income, described below under “— Other Subsequent Events — Profit Improvement Programs for R&G Mortgage and Premier Bank”;

•

The receipt of a number of notices regarding the status of R&G Mortgage’s mortgage banking authorizations from certain of the government agencies and government-sponsored entities, or GSEs, with whom it has mortgage banking relationships, as further described below under “— Other Subsequent Events — Status of Mortgage Banking Licenses”;

•	The entry into agreements with the Puerto Rico Department of Treasury regarding tax treatment related to prior intra-company transfers of IO strips;

•

The identification, as a result of the investigation by the Audit Committee mentioned above, of certain actions taken by the former chief financial officer and the former controller of Crown Bank, as described below under “— Other Subsequent Events — Deferral of Acquisition-Related Expenses”; and

•

The identification of various material weaknesses in the Company’s internal control over financial reporting, described below under Item 9A “Controls and Procedures”. For further information regarding the Company’s remediation efforts in connection with the material weaknesses in its internal control over financial reporting, refer to Item 9A “Controls and Procedures—Remediation of Material Weaknesses.”

Corporate Governance

Changes in Senior Management. Since the announcement of the restatement, the following changes have been made in the senior management of the Company:

•

Effective August 24, 2005, Mr. Joseph R. Sandoval, the Executive Vice President and Chief Financial Officer of R&G Financial, was placed on an indefinite leave of absence and was removed from his positions as Executive Vice President and Chief Financial Officer of the Company. Mr. Sandoval also served as a director and officer of various Company subsidiaries. Effective the same day, the Board of Directors of the Company appointed Mr. Vicente Gregorio as Senior Vice President and Chief Financial Officer of the Company.

•

On January 5, 2006, the Board of Directors of the Company took the following actions, among others, based on the results to that point of the investigation conducted by the Audit Committee into the circumstances surrounding the restatement:

•

The Board of Directors accepted the resignation of Mr. Ramón Prats from his positions as an officer and a director of the Company and of its subsidiaries. Prior to his resignation, Mr. Prats was a director, Vice Chairman of the Board of Directors, President of the Company, President of R&G Mortgage Corp., the Company’s wholly owned mortgage banking subsidiary, or R&G Mortgage, President of Premier Bank, and also served as a director and officer of various other Company subsidiaries.

•

The Board of Directors accepted the resignation of Mr. Mario Ruiz, who was formerly Executive Vice President of Premier Bank, from all of his positions with the Company and its subsidiaries. Mr. Ruiz also served as director and officer of various Company subsidiaries.

•

The Board of Directors terminated the employment of Mr. Sandoval with the Company and its subsidiaries, following Mr. Sandoval’s tendering of his resignation on terms other than those requested by the Board.

•

Mr. Víctor Irrizarry was promoted to Executive Vice President and Chief Lending Officer. Mr. Carlos Mantaras was promoted to Executive Vice President in Charge of Retail Banking and Consumer Lending, and Ms. Melba Acosta was promoted to Executive Vice President and Chief Administration Officer of Premier Bank.

•

To fill the vacancies created at R&G Mortgage, Mr. Steven Vélez was promoted to President of R&G Mortgage. Mr. Víctor L. Galán, Jr. was promoted to Executive Vice President in Charge of Production and Retail Mortgage Banking. Mr. Héctor Sécola was appointed Executive Vice President of Human Resources of the Company and Mr. Gregorio was promoted to Executive Vice President of the Company.

•

Subsequently, Mr. José Díaz joined Premier Bank as its President, Mr. Rolando Rodríguez was named the President and Chief Executive Officer of Crown Bank and Mr. Norberto Medina was appointed General Counsel for the Company. Mr. Andrés I. Pérez was appointed as an Executive Vice President of the Company on October 1, 2006, and replaced Mr. Gregorio as Chief Financial Officer of the Company on November 1, 2006.

•

Effective January 1, 2007, Mr. Víctor J. Galán resigned from his positions as President and Chief Executive Officer of the Company and as an officer of its subsidiaries. Mr. Galán continued as Chairman of the Board until June 30, 2007 and remains a member of the Board of Directors. Effective January 1, 2007, Mr. Rolando Rodríguez, the President and Chief Executive Officer of Crown Bank, assumed the positions of President and Chief Executive Officer of R&G Financial. Effective January 19, 2007, Mr. Rafael Saldaña was appointed as the President of Crown Bank.

•

Effective March 15, 2007, Jorge Sanchez was removed as Crown Bank’s chief financial officer and is now Crown Bank’s chief investment officer, with no responsibility for the preparation or oversight of Crown Bank’s financial statements. As of the same date, Roberto Romanelli was removed as Crown Bank’s controller and was named a project manager under the supervision of Crown Bank’s new chief accounting officer. By letter dated April 17, 2007, Mr. Romanelli submitted his resignation, effective May 1, 2007. Mr. Romanelli has served as a consultant for Crown Bank during the process of its sale, described below; in this capacity, he has provided historical information about the period during which he was employed by Crown Bank, but has had no responsibility for the preparation or oversight of Crown Bank’s financial statements.

Changes in Board of Directors. Since the announcement of the restatement, the composition of the Company’s Board of Directors has changed as follows:

•

Effective May 31, 2006, Mr. Ivan Méndez resigned from his positions as a director of the Company and certain of its subsidiaries in connection with his acceptance of an executive position at another financial institution;

•	Effective January 1, 2007, Mr. Rolando Rodríguez was appointed to the Board of Directors and was named to the Strategic Capital Committee of the Board of Directors;

•

Effective February 15, 2007, Mr. Juan Agosto Alicea was appointed to the Board of Directors as its Vice-Chairman, and succeeded Mr. Galán as Chairman of the Board of Directors on July 1, 2007. Mr. Agosto Alicea is also a member of the Company’s Audit Committee; and

•	Effective March 27, 2007, Mr. Laureano Carus Abarca resigned from his position as a director of the Company and certain of its subsidiaries in connection with his retirement.

Other Subsequent Events

Regulatory Orders. On March 14, 2006, the Board of Directors of the Company consented to the issuance of a Cease and Desist Order, or the FRB Order, by the FRB. The FRB Order became effective on March 16, 2006. On the same date, the Board of Directors of Premier Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the FDIC. The FDIC Order to Cease and Desist, or the FDIC Order, was issued and became effective on March 16, 2006. The OCFI and Premier Bank also agreed that the issuance of the FDIC Order would be binding upon the OCFI and Premier Bank with the same legal effect as if the OCFI had issued a separate order, or the OCFI Order. The OCFI Order, FRB Order and the FDIC Order are herein collectively referred to as the Orders.

The Orders require the Company and Premier Bank to, among other things, file with the FRB and the FDIC within prescribed time periods updated plans with respect to capital and liquidity and to engage an independent consultant to report to it on specified matters related to mortgage loans in its loan portfolio, including those loans sold with recourse, and to act on recommendations resulting therefrom.

The Orders also require that the Company and its banking subsidiaries receive the prior permission of its applicable regulator prior to making or declaring any dividends or payments on their outstanding securities. In requesting approval for such payments, the Company must provide current and projected information on consolidated earnings, cash flow, capital, asset quality and allowance for loan and lease loss needs of Premier Bank and Crown Bank as well as information regarding the sources of funds for such payments. The FRB then determines whether to approve the payment pursuant to FRB policy, including but not limited to the proposed payment’s impact on the Company’s continued ability to serve as a source of financial strength to Premier Bank and Crown Bank. Requests by the Company and Premier Bank for permission from the FDIC to make such payments must demonstrate that the proposed payment will not have an unacceptable impact on Premier Bank’s capital position, cash flow, concentrations of credit, asset quality and allowances for loan and lease losses.

While the Company cannot give assurances that it will continue to receive the required regulatory permissions to make dividend payments, the Company has requested and received permission to make all monthly dividend payments on its outstanding series of preferred stock and interest payments on four of its trust preferred securities issues when due since the issuance of the Orders. The Company believes that its subsidiary banks were well capitalized at August 31, 2007, after taking adjustments related to the restatement into consideration.

The Company indicated on March 31, 2006 that its common stock dividend, paid on March 23, 2006 to the holders of its Class B Common Stock, would be the last dividend paid on the common stock until the Company completes the restatement of its audited financial statements and becomes current on its public reporting obligations for 2005 and 2006.

Finally, the Orders require the Company and its affiliates to only engage in transactions with each other which comply with applicable federal affiliate transaction regulations, to report certain transactions on a monthly basis to the applicable regulator and to obtain the prior approval of the applicable federal regulator for certain transactions. Under the Orders, the Company and its affiliates are permitted to continue to conduct business with each other as they have done in the past. Under the terms of the Orders, the Company, Premier Bank and the respective regulatory agencies recognize that the Company and Premier Bank neither admit nor deny any unsafe and unsound banking practices. No fines or monetary penalties were assessed against the Company or Premier Bank under the Orders.

On October 3, 2006, the Board of Directors of Crown Bank consented to the issuance of a Cease and Desist Order, or the Crown Order, by the OTS. Under the terms of the Crown Order, Crown Bank and the OTS recognized that Crown Bank neither admitted nor denied that grounds existed to initiate such a proceeding or as to the findings in the Crown Order. No fines or monetary penalties have been assessed against Crown Bank under the Crown Order. The Crown Order became effective on October 3, 2006.

The Crown Order was issued based on OTS findings resulting from an examination of Crown Bank that was conducted during the first half of 2006. The OTS determined that Crown Bank in the conduct of its business had violated various laws and regulations, including the Currency and Foreign Transactions Reporting Act, as amended by the USA Patriot Act and other laws, or the Bank Secrecy Act or BSA, the National Flood Insurance Act and the Flood Disaster Protection Act, which are herein collectively referred to as the FDPA, and OTS regulations governing the filing of suspicious activity reports, or SARs. The OTS determined that Crown Bank was engaged in unsafe and unsound banking practices, including (i) failing to maintain an effective consumer compliance strategy and program that provides for adequate and appropriate resources, system controls, real-time monitoring, periodic self-assessment, organizational accountability, responsiveness to needed improvements and effective training, (ii) failing to conduct appropriate customer reviews and account oversight to monitor accounts and transactions for potentially unlawful activity, (iii) failing to fully address prior examination criticisms and implement effective and appropriate corrective actions, (iv) failing to maintain adequate and appropriate loan diversification policies, procedures and guidelines for residential acquisition, development and/or construction loans to avoid undue concentration of credit risk and (v) failing to maintain adequate and effective policies, procedures, systems and controls to ensure accurate and timely financial recordkeeping and reporting and appropriate and effective oversight by Crown Bank’s Board of Directors.

The Crown Order required Crown Bank to file with the OTS within prescribed time periods updated plans and reports as specified in the Crown Order. Among other things, Crown Bank was required to comprehensively review its program for compliance with the BSA and related regulations and SAR regulations and take any required corrective actions resulting from such review as well as certain actions specified in the Crown Order.

Crown Bank’s management was apprised of the OTS regulatory criticisms of its BSA compliance program at the time of the on-site regulatory examination earlier in 2006 and immediately implemented corrective actions. Crown Bank’s management believes that it has substantially addressed all of the criticisms set forth in the regulatory examination of its BSA compliance program.

The Crown Order also requires Crown Bank to review and amend its FDPA policies and procedures to comply with the Crown Order, law and regulations and to address the specific weaknesses identified in the OTS on-site regulatory examination. Crown Bank was also required under the Crown Order to review its lines of business and operations and long term operating strategy and develop a comprehensive three year business plan for the years 2007-2009.

In October 2007, Crown Bank consented to the assessment of a civil money penalty of approximately $20 thousand under the National Flood Insurance Act. While Crown Bank has not at this time been notified of the assessment of a civil money penalty under the BSA, a civil money penalty may be assessed in certain circumstances.

Until Crown Bank demonstrates to the satisfaction of the OTS that it has addressed the asset quality deficiencies set forth in its examination report and the corrective actions set forth in the Crown Order, Crown Bank may not originate or commit to originate any new construction, acquisition and development or land loans, or ADCL Loans. ADCL Loans do not include non-speculative residential lot loans made by Crown Bank to individual customers for the construction of a residence thereon. Crown Bank may: (i) continue to fund legally binding ADCL loan commitments entered into prior to August 31, 2006, (ii) make residential construction/permanent loans where the completed residence will be used by the buyer as either a primary residence or a secondary residence where repayment of or qualification for the loan is not dependent upon rental or lease income from the secondary residence, and (iii) renew or rollover existing ADCL Loans as well as builder lines of credit that are documented to be performing in compliance with the terms and conditions of the original loan. Crown Bank may fund additional credit to existing ADCL Loan borrowers, in an aggregate amount not to exceed $15 million without prior regulatory approval, as necessary to protect Crown Bank’s creditor position and/or to preserve its collateral. Crown Bank is required to adopt a loan concentration and diversification policy in accordance with applicable regulations and to undertake a review of Crown Bank’s loan review function and to ensure that it is adequately staffed by experienced personnel.

Finally, the Crown Order specifically incorporated restrictions on capital distributions by Crown Bank as well as restrictions on transactions with affiliates and insiders that were set forth in the February 2006 Crown Notification, except that the limitation on Crown Bank’s ability to pay dividends to RAC to fund RAC’s trust preferred obligations was increased from $4.0 million to $5.0 million in any calendar year without the need for prior regulatory approval so long as Crown Bank remains well capitalized following such payment.

Profit Improvement Programs for R&G Mortgage and Premier Bank. During 2006, profit improvement programs for R&G Mortgage and Premier Bank were launched to provide focus, depth and visibility to ongoing profit improvement initiatives.

R&G Mortgage

A profit improvement program was launched at R&G Mortgage in May 2006, designed to improve profitability while maintaining market leadership. Areas of opportunity were identified and initiatives were launched, including rationalizing production staffing, consolidating the existing branch network (including the elimination of The Mortgage Store brand), optimizing marketing investments and enhancing R&G Mortgage’s pricing strategy.

Significant results have been achieved to date, including the reduction of approximately 23% of total headcount at R&G Mortgage since December 31, 2005, the closing of 17 branches, an approximately 49% reduction in advertising expense and the increase of average origination fees per loan by approximately 61%, each as of June 30, 2007.

Other strategic initiatives currently underway include the implementation of a mortgage loan tracking and automated workflow system, the expansion of secondary market options for the Company’s non-conforming loans and the implementation of a full reengineering agenda for its mortgage servicing department.

Premier Bank

A profit improvement program was launched at Premier Bank in September 2006, designed to improve the competitiveness of each of the business lending units. Areas of opportunity were identified and initiatives were launched, including rationalizing branch personnel while improving customer service, capitalizing on the economies of scale of the Company’s consumer lending business to allow for profitable growth and strengthening its corporate and commercial organization through organization changes and deeper market focus. Other initiatives underway include the ongoing review of non-core businesses for potential divestitures.

March 2006 Private Placement and Subsequent Amendment. On March 31, 2006, the Company announced that it was selling, through RAC, $150 million of noncumulative perpetual Series A preferred stock. The Series A Preferred Stock was sold to a small group of investors, or the Investors, in a private placement which closed on March 31, 2006, bears a 9.5% annual dividend rate which is payable in quarterly installments, and is non-callable for seven years, except in certain circumstances including a change of control of the Company, RAC or Crown Bank, subject to regulatory approval. RAC’s Series A Preferred Stock has the same priority with respect to dividends and rights upon liquidation as the Company’s other outstanding series of preferred stock with respect to R&G Financial. The Series A Preferred Stock has been structured to fully count as Tier I regulatory capital on consolidation.

Consistent with the terms of a securities purchase agreement, or the Securities Purchase Agreement, entered into with the Investors on March 27, 2006, RAC contributed $15 million to Crown Bank and retained $15 million, which is $750,000 more than the dividend payments due on the Series A Preferred Stock for one year. RAC transferred to RGF approximately $110 million of the net remaining proceeds, which the Company used to make capital contributions to Premier Bank and R&G Mortgage, as needed, and for general corporate purposes.

In connection with the transaction, the Company granted the Investors immediately exercisable warrants to purchase between 8 and 10 million shares of the Company’s common stock at an exercise price ranging from $12 to $14 per share. Initially, warrants for 10 million shares were issued at a $12.00 per share exercise price. For every quarter that RAC pays a dividend on the Series A Preferred Stock, the number of warrants decreases by 250,000 (down to a minimum of 8 million shares) and the per share exercise price increases by $0.25 (up to a maximum of $14.00 per share). Conversely, if RAC fails to pay a quarterly dividend, the number of the Company’s warrants correspondingly increases and the exercise price correspondingly decreases, but never to more than 10 million shares or less than a $12.00 per share exercise price. The ability of the Company and its subsidiaries to pay dividends is subject to the prior approval of its regulators.

The Company, through RAC, granted the Investors Additional Purchase Rights Investments, or APRIs, that provide the Investors with the right to monetize a 20% interest in the value of RAC and Crown Bank. Pursuant to an APRI Agreement, the APRIs had an initial aggregate value of $80 million. Beginning five years from the date of closing of the private placement (or earlier in the event of a change of control) and not later than ten years from the closing of the private placement, the Investors can require an appraisal of RAC or Crown Bank, which would be based on the average of the public market value and the control sale value of the entity. Upon exercise of the APRIs, at the Company’s election, it may issue shares of the Company’s common stock or cash to the investors equal to the greater of (i) 20% of the appraised value so determined or (ii) $80 million, in each case minus the strike price. An aggregate of 8 million APRIs were issued to the investors at an exercise price of $10.00 per APRI. For every quarter that RAC fails to pay a dividend on the Series A Preferred Stock, the exercise price of the APRIs will decline by $0.4894375.

Under the various agreements, the Investors must pay for the exercise of the warrants for the Company’s common stock or the APRIs through a corresponding reduction in the number of outstanding Series A Preferred Stock, subject to regulatory approval, thereby minimizing the dilutive impact of the exercise.

The Company and RAC have agreed not to take certain actions that would impair or jeopardize the investment made by the Investors. Thus, for so long as the Series A Preferred Stock is outstanding, RAC will not (i) pledge the common stock of Crown Bank or (ii) issue debt or equity senior to the Series A Preferred Stock, without the permission of the holders of a majority in interest of the Series A Preferred Stock, except that outstanding indebtedness such as RAC’s trust preferred securities may be refinanced on more favorable terms. Further, the Company and RAC will not (A) permit Premier Bank or Crown Bank to make distributions of dividends when the effect would cause them to not be “well capitalized” or at any time when the bank is not well capitalized under applicable regulations or (B) permit Crown Bank to engage in transactions with affiliates that would violate applicable regulations. If the Company or RAC violates either of the first two covenants, or if RAC incurs a loss of $100 million or more (or the Investors incur a loss in value of RAC of $20 million or more) as the result of violations of the last two covenants (except, that with respect to the covenant on transactions with affiliates, the monetary penalty only applies to transactions where RAC or its subsidiary improperly purchases assets from an affiliate), the exercise price of the warrants for the Company’s common stock declines to $1.00 per warrant, the exercise price of each APRI declines from $10.00 to $0.01, and the Company and RAC are required to use commercially reasonable best efforts to sell Crown Bank.

In connection with this transaction, the Company and the Investors entered into a Registration Agreement pursuant to which the Investors were granted certain registration rights with respect to the warrants and the APRIs and which provides for the registration of the Series A Preferred Stock under certain circumstances if the Company is not able to file a registration statement. Simultaneously with the above-described transactions, the Company sold to RAC 4.8 million shares of the Company’s noncumulative perpetual Series E preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $120 million, or the Series E Preferred Stock, which has terms identical in all material respects to the Series A Preferred Stock and which has the same priority and preference as to dividends and to distributions in liquidation as the other outstanding series of the Company’s preferred stock. The Series E Preferred Stock, which is eliminated upon consolidation in the Company’s audited Consolidated Financial Statements, is the instrument which the Company uses to pay to RAC its proportionate share on the interest to be paid by RAC on the Series A Preferred Stock, and is based on the proceeds it is receiving.

Financial Stocks, Inc., or FSI, which manages over $3 billion in assets and specializes in, among other things, investing in banks, thrifts, insurance companies, REITs, real estate operating companies and specialty finance companies, was the lead investor in the private placement. Steve Stein, FSI’s co-founder and its Chairman and Chief Executive Officer, was elected as a member of the Board of Directors of RAC and Crown Bank. There was no relationship between the Investors and the Company or RAC prior to this private placement transaction.

On October 1, 2007, the Company, RAC, FSI and Elliott Associates, L.P., who, together with FSI, we refer to as the Majority Holders, entered into Amendment No. 1, or the SPA Amendment, to the Securities Purchase Agreement. Pursuant to the terms of the Securities Purchase Agreement, the actions by the Majority Holders in entering into the SPA Amendment constitute action on behalf of all of the Investors. As further described below under “— Restructuring and Divestitures,” the Company has entered into a stock purchase agreement, or the Crown Agreement, for the sale of Crown Bank to Fifth Third Financial Corporation. The transactions contemplated by the Crown Agreement constitute a “change of control” of Crown Bank within the meaning of the Series A Preferred Stock certificate of designation and allows for an automatic redemption of the Series A Preferred Stock at 110% of stated value, subject to receipt of applicable regulatory approval. In addition, the redemption of the Series A Preferred Stock is a condition to closing the sale of Crown Bank. The Company has sought and received permission from the FRB to redeem the Series A Preferred Stock in connection with the closing of the transactions contemplated by the Crown Agreement and it is the Company’s and RAC’s intention to redeem such instrument at the time of closing of such transaction.

While RAC has timely made all required quarterly dividend payments on the Series A Preferred Stock since the closing of the transaction in March 2006 and while the Company and RAC had obtained regulatory permission to make the dividend payment required on the Series A Preferred Stock for the dividend period ending September 30, 2007, the Board of Directors of RAC nonetheless advised the Majority Holders that they were considering not paying the dividend due to be paid on the Series A Preferred Stock for the dividend period ending September 30, 2007, as is RAC’s right under such instrument. In order to induce RAC to make such dividend payment, the Majority Holders agreed to enter into the SPA Amendment, which amends the Securities Purchase Agreement and the warrants, and which binds all of the Investors by such actions.

Pursuant to the SPA Amendment, RAC authorized and paid in full the dividend due to be paid on the Series A Preferred Stock for the dividend period ended September 30, 2007. The Companies further agreed to file for regulatory permission to pay dividends on the Series A Preferred Stock for the period from October 1, 2007 through the date of the closing of the transactions contemplated by the Crown Agreement. While the Company and RAC have agreed to use their best efforts to obtain such regulatory permission, the SPA Amendment makes clear that the failure to obtain such approval is not a condition to consummation of the transactions contemplated by the SPA Amendment. In consideration for such actions, the Majority Holders have agreed, on behalf of themselves and all Investors, to sell all of their warrants back to the Company upon closing of the transactions contemplated by the Crown Agreement for a cash payment of $0.001 for each share of the Company’s Class B Common Stock subject to such warrants. The Majority Holders further agreed to notify all Investors of the signing of the SPA Amendment and to provide each Investor with a copy of the SPA Amendment, and that following the closing of the transactions contemplated by the Crown Agreement, to so notify each Investor and advise them of their rights under their warrants as modified and amended by the SPA Amendment. Finally, the parties agreed in the SPA Amendment that upon the closing of the transactions contemplated by the Crown Agreement and the payment of the amounts referenced in the SPA Amendment which were permitted by regulators to be made, all obligations of the Company and RAC to the Investors under the various transactions contemplated by the Securities Purchase Agreement shall, in all respects and for all purposes, be deemed terminated and of no further force or legal effect.

Restructuring of Certain Prior Mortgage Loan Transfers. The Company and its subsidiaries have restructured the terms of certain prior mortgage loan transfers which had been originally recorded as sales or purchases but were subsequently recharacterized as secured borrowings or lendings, respectively. Certain of these restructurings are described below:

•

On October 5, 2005, Banco Popular de Puerto Rico and R&G Mortgage restructured various agreements involving approximately $136.0 million of mortgage loans previously transferred. The modifications to the original agreements deleted or modified any previous conditions that had precluded accounting for the transactions as sales. These modifications included a limited recourse of up to 10% of the unpaid principal balance of the mortgage loans.

•

On November 23, 2005, Premier Bank repaid the secured borrowing with Banco Santander Puerto Rico resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgage loans collateralizing the borrowing amounting to $301.3 million. In addition, the Company paid a premium of $6 million which will be recognized as a loss on extinguishment of debt in 2005.

•

On December 22, 2005, Premier Bank repaid the secured borrowing with Banco Bilbao Vizcaya Argentaria Puerto Rico resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgage loans collateralizing the borrowing amounting to $70.2 million.

•

On December 30, 2005, Premier Bank repaid a portion of the secured borrowings with FirstBank Puerto Rico, the Puerto Rico commercial bank subsidiary of First BanCorp, or FirstBank, resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgage loans collateralizing the borrowing amounting to $137.3 million.

•

On December 10, 2004, Premier Bank and Doral entered into certain master mortgage loan purchase and servicing agreements whereby the parties agreed to purchase up to $1 billion in mortgage loans from each other. Of this amount, $200.1 million was transferred by Premier Bank to Doral during the fourth quarter of 2004. These agreements were terminated on May 11, 2005. The investigation, described in Note 1 to the consolidated financial statements, determined that there was insufficient contemporaneous documentation to substantiate the Company’s business purpose for these transactions in light of the timing, certain terms of the transactions, and the similarity of the purchase and sale amounts. Accordingly, these mortgage loan transactions have been deemed to be, for accounting purposes, secured borrowings from Doral. On October 2, 2006, Premier Bank, R&G Mortgage and Doral Bank entered into an agreement whereby Doral Bank accepted mortgage loans with an unpaid principal balance of $398.7 million collateralizing the secured borrowing resulting from the recharacterization of the mortgage loan transfers, including $239.4 million transferred during 2005, as repayment in full of the secured borrowing. Following this payment in kind, Doral Bank has legal title to the mortgage loans acquired from Premier Bank (and which Doral Bank held as collateral under the secured borrowing). The servicing rights for all of the underlying mortgage loans were retained by R&G Mortgage, the entity that had previously serviced the loans.

•

On October 2, 2006, Premier Bank and Doral Financial Corporation entered into an agreement whereby the Company accepted mortgage loans with an unpaid principal balance of $411.2 million collateralizing the Company’s secured loan to Doral resulting from the recharacterization of the mortgage loan transfers, including additional loan transfers occurring in the first quarter of 2005, as repayment in full of the Company’s secured loan to Doral. Following this payment in kind, the Company has legal title to the mortgage loans acquired from Doral (and which the Company held as collateral under the secured lending). The servicing rights for all of the underlying mortgage loans were retained by Doral, the entity that had previously serviced the loans.

•

On October 18, 2006, the Company completed restructuring transactions with Westernbank Puerto Rico, or Westernbank, the Puerto Rico commercial bank subsidiary of W Holding Company, Inc. R&G Mortgage and Westernbank entered into two credit agreements totaling $46.5 million to document the mortgage loan transfers between the parties, which had previously been accounted for as sales to Westernbank, as secured borrowings of R&G Mortgage. The credit agreements are secured by a pledge of the mortgage loans pursuant to a pledge and security agreement entered into between R&G Mortgage and Westernbank. With respect to Premier Bank’s portion of the secured borrowing, which amounted to $24.8 million, Premier Bank repaid its secured borrowing resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgages which collateralized such borrowings.

•

During February 2007, the Company completed two restructuring transactions with FirstBank. First, R&G Mortgage and FirstBank entered into a credit agreement totaling $267.2 million to document the mortgage loan transfers between the parties that had previously been accounted for as sales to FirstBank as secured borrowings of R&G Mortgage. The credit agreements are secured by a pledge of the mortgage loans pursuant to a pledge and security agreement entered into between R&G Mortgage and FirstBank. With respect to Premier Bank’s share of the remainder of the secured borrowing, which amounted to $50.1 million, Premier Bank repaid its secured borrowing and assumed control of the mortgages which collateralized such borrowings. Second, FirstBank and R&G Financial agreed to restructure various agreements involving approximately $189.0 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements deleted or modified any previous conditions that precluded accounting for the transactions as sales. These modifications included a limited recourse of up to 10% of the unpaid principal balance of the mortgage loans.

•

On June 29, 2007, the Company and the Puerto Rico Mortgage Backed & U.S. Government Securities Fund restructured various agreements, deleting or modifying any previous conditions that precluded accounting for the transactions as sales.

•

On July 10, 2007, the Company completed restructuring transactions with Oriental Bank and Trust, a Puerto Rico chartered commercial bank, or Oriental. The restructuring involved certain mortgage loan transfers from Premier Bank to Oriental that were originally accounted for as sales but which were recharacterized as secured borrowings. As part of the restructuring, Oriental agreed to retain mortgage loans with an unpaid principal balance of $26.6 million as of July 1, 2007. In addition, Premier Bank substituted certain mortgage loans with an unpaid principal balance of $25.9 million as of July 1, 2007 with mortgage loans selected by Oriental that comply with its policies. Premier Bank also agreed to pay $19.8 million to extinguish its secured borrowings from Oriental and assumed control of the mortgages which collateralized such borrowings. The substitution of mortgage loans carried a discount of $900,000 which Premier Bank will recognize as a loss on the sale in 2007. In connection with this restructuring, Oriental and Premier Bank agreed to settle all pending litigation claims relating to the payment of certain prepayment penalties associated with the mortgage loans.

Status of Mortgage Banking Licenses. As previously disclosed, due to its lack of audited financial statements, R&G Mortgage has received a number of notices regarding the status of its mortgage banking authorizations from certain of the government agencies and GSEs with whom it has mortgage business relationships. As previously disclosed, R&G Mortgage has received notice from the United States Department of Housing and Urban Development, or HUD, of the immediate withdrawal of its status as a HUD-FHA Title II approved lender. R&G Mortgage has appealed this withdrawal to HUD. On September 28, 2007, as a result of the failure of HUD to properly follow its regulations in withdrawing R&G Mortgage as a HUD-FHA Title II approved lender, the chief administrative law judge of the HUD Office of Administrative Law Judges ordered HUD to reinstate R&G Mortgage’s lender status pending the outcome of R&G Mortgage’s appeal of the withdrawal of such status. This status was reinstated as of October 3, 2007.

As also previously disclosed, the Government National Mortgage Association, or GNMA, notified R&G Mortgage that it was withdrawing R&G Mortgage’s authority to act as a GNMA issuer and as a servicer of GNMA mortgage pools. R&G Mortgage had received notice from GNMA extending until October 9, 2007 its authority to act as a servicer of GNMA mortgage pools. GNMA has since granted a further extension to R&G Mortgage until it completes its appeal with HUD. However, the Company cannot issue GNMA guaranteed mortgage-backed securities.

R&G Mortgage has also received notices from the Federal National Mortgage Association, or FNMA, placing certain conditions and limitations on R&G Mortgage’s selling and servicing relationship with FNMA. On October 5, 2007, the Company announced that FNMA had not approved the application made by Premier Bank to become a FNMA Seller/Servicer. As a consequence, R&G Mortgage has to sell its FNMA servicing portfolio to a FNMA-approved mortgage servicer by a deadline which has now been extended to November 30, 2007. R&G Mortgage is working to effect the sale of this servicing portfolio as soon as possible. The FNMA servicing constituted approximately 2% of R&G Mortgage’s total servicing portfolio as of June 30, 2007. FNMA has indicated that it determined to take these actions with respect to R&G Mortgage’s servicing portfolio because of, among other reasons, recent ratings downgrades and the failure of R&G Mortgage to provide current audited financial statements. To date, R&G Mortgage remains a Seller/Servicer with the Federal Home Loan Mortgage Corporation, or FHLMC, and Premier Bank has also received approval to act as a FHLMC Seller/Servicer. FHLMC servicing amounted to approximately 40% of R&G Mortgage’s servicing portfolio as of June 30, 2007.

As previously disclosed, the Company is taking steps to address the issues posed by the foregoing actions of government agencies and GSEs. Premier Bank will seek to obtain authorization from GNMA to act as a GNMA Issuer/Servicer. Premier Bank has received approval from HUD to act as a HUD-FHA approved Title II lender. As a HUD-FHA approved lender, Premier Bank will be able to offer FHA-insured loans previously offered by R&G Mortgage. In addition, Premier Bank has received approval from FHLMC to act as a FHLMC Seller/Servicer.

If Premier Bank obtains approval from GNMA, it is the Company’s intent to have R&G Mortgage transfer its GNMA servicing operations, including its servicing contracts and rights, to Premier Bank. This transfer will require regulatory approval from the FRB and the FDIC and other approvals from GNMA and third parties. While Premier Bank believes that it should be able to obtain all necessary approvals, no assurances can be given that Premier Bank will be successful in obtaining GNMA authorization or the required approvals for the transfer of the servicing rights or the mortgage banking business. If the Company is not successful in these efforts, such failure would have a material adverse effect on the Company.

Restructuring and Divestitures. On May 20, 2007, R&G Financial Corporation and its direct and indirect wholly owned subsidiaries, RAC and Crown Bank, entered into the Crown Agreement with Fifth Third Financial Corporation, or Fifth Third, pursuant to which Fifth Third would acquire all of the outstanding shares of common stock of Crown Bank for $288 million, and assume the approximately $50 million of outstanding trust preferred obligations of RAC. As previously disclosed, this transaction resulted in a goodwill impairment of approximately $50 million. The Company now anticipates that upon closing the purchase price will be reduced to approximately $259 million. Concurrent with the execution of the Crown Agreement, affiliates of Fifth Third entered into real estate purchase agreements, or the Crown Real Estate Agreements, with R-G Crown Real Estate, LLC, a Delaware limited liability company, or Crown LLC, which is wholly owned by Víctor J. Galán, the controlling shareholder and a director of the Company, with respect to the purchase by Fifth Third affiliates in connection with, and subject to, the transactions contemplated by the Crown Agreement, of certain real property owned by Crown LLC, which presently leases branch offices located on such properties in Florida and Georgia to Crown Bank.

The transaction is expected to close in the fourth quarter of 2007, pending receipt of all requisite regulatory approvals by Fifth Third and the satisfaction of various closing conditions, including the concurrent closings of the transactions contemplated by the Crown Agreement and the Crown Real Estate Agreements.

Effective October 10, 2006, the Company sold certain assets of the retail brokerage business of R-G Investments to UBS Financial Services Incorporated of Puerto Rico, or UBS PR, a subsidiary of UBS AG. The sale was approved by the National Association of Securities Dealers, or NASD.

The related purchase and sale agreement provided for cash consideration based upon the value of the assets in the customer accounts being transferred, with a portion paid at closing and additional cash consideration to be paid over a four-year period after the closing, based upon the value of the customer assets in the transferred accounts during such four-year period. Subsequent to the consummation of the transaction, R-G Investments continued to operate as a broker-dealer for the purpose of transferring accounts and winding up its operations until its broker-dealer registration with the NASD and the SEC was withdrawn, effective June 26, 2007. Upon completion of the transaction, the consideration received from the sale, plus existing capital of approximately $10.9 million after payment of expenses associated with winding up R-G Investments’ operations, a process which the Company completed on June 29, 2007, was transferred to the Company to further support the Company’s core banking business.

In order to continue offering a full range of brokerage services to its customers and in connection with the sale of certain assets described above, the Company also entered into a lease and customer access agreement, dated November 21, 2006, whereby Premier Bank can refer customers to UBS PR to service their investment needs. UBS PR financial advisors are available at designated Premier Bank branch locations.

On June 30, 2005, Continental Capital Corporation, or Continental, a mortgage banking subsidiary of Crown Bank, sold its loan origination business, including certain assets, and assigned certain liabilities to Nation’s Standard Mortgage Corp., an entity organized by Continental’s senior management, for $80,000. Subsequently, Continental’s remaining net assets, consisting primarily of mortgage loans, were contributed to Crown Bank and the Company dissolved the corporate entity in 2007.

Sale of Mortgage Loan Portfolio. On September 28, 2007, R&G Mortgage completed the sale of a residential mortgage loan portfolio, primarily sub-performing and non-performing mortgage loans, for approximately $64 million to a private investor and used the proceeds of the sale to repay approximately $55.9 million of outstanding borrowings under its mortgage loan warehousing and working capital credit facilities (including $4.5 million to repay outstanding borrowings to Premier Bank under a warehousing credit facility that is eliminated in consolidation) and to meet certain other operational commitments. This transaction resulted in a realized loss on the sale of approximately $31 million.

Sale of Portion of Crown Servicing Portfolio. On December 29, 2006, Crown Bank sold to EverBank, a federal savings association based in Jacksonville, Florida, the portion of its mortgage servicing rights portfolio which was serviced for others with an unpaid principal balance of approximately $1.5 billion.

Tax Agreements Related to Inter-Subsidiary IO Strip Transfers. During 2007, as a result of the correction in the accounting for certain mortgage loan transfers being recharacterized as secured borrowings, the Company entered into a new agreement with the Puerto Rico Treasury Department, or PRTD. The new agreement clarified that notwithstanding the aforementioned recharacterization, the 2005 intercompany IO strip transaction permitted the Company to acquire separate and identifiable assets with a tax basis of $123.9 million related to the IO strips subject to the payment of the capital gains tax. The agreement further clarified that the IO tax asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years.

Deferral of Acquisition-Related Expenses. As part of the Audit Committee’s investigation mentioned above, the Company learned that, in the spring of 2005, the former chief financial officer of Crown Bank and the former controller of Crown Bank became aware, as a result of the former controller’s discussion with a representative of Crown Bank’s independent registered public accountants, that GAAP required that certain acquisition-related expenses be expensed as incurred rather than deferred and amortized. Crown Bank’s former chief financial officer and former controller nonetheless deferred and amortized these costs.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting. During the restatement process, the Company initiated a remediation program, under the oversight of the Audit Committee and management, to address the principal factors that contributed to the need for the restatement and to enhance the Company’s overall corporate governance. For additional information regarding this program, refer to “— Remediation of Material Weaknesses” under Item 9A, “Controls and Procedures” in this 2004 Annual Report on Form 10-K/A.

Certain of these and other subsequent events are addressed in the Company’s Current Reports on Form 8-K filed with the SEC on April 26, 2005, April 29, 2005, May 20, 2005, July 27, 2005, August 24, 2005, August 26, 2005, October 5, 2005, October 25, 2005, November 4, 2005, January 5, 2006, January 13, 2006, February 14, 2006, March 13, 2006, March 17, 2006, March 31, 2006, May 2, 2006, June 2, 2006, July 3, 2006, July 28, 2006, August 29, 2006, August 31, 2006, October 4, 2006, October 12, 2006, October 27, 2006, October 30, 2006, November 17, 2006, December 18, 2006, December 27, 2006, January 19, 2007, February 5, 2007, February 12, 2007, February 23, 2007, February 28, 2007, March 15, 2007, March 29, 2007, April 30, 2007, May 21, 2007, June 21, 2007, June 28, 2007, June 29, 2007, July 11, 2007, July 16, 2007, July 18, 2007, August 31, 2007, September 18, 2007 and October 5, 2007 and on Form 8-K/A filed with the SEC on July 25, 2005 and on June 4, 2007.

Cautionary Statement Regarding Forward-Looking Statements

A number of the presentations and disclosures in this Form 10-K/A, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements implicitly and explicitly include the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including its expectations and estimates with respect to its revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•

Regulatory and judicial proceedings, including risks associated with the ongoing SEC investigation and potential adverse developments in connection with ongoing shareholder litigation against the Company;

•	Risks associated with being subject to cease and desist orders from federal and state regulators;

•	Risks associated with the Company’s inability to prepare and timely submit regulatory filings;

•	Risks arising from material weaknesses in the Company’s internal control over financial reporting;

•	Increased expenses associated with the restatement process and investigation;

•	The strength of the United States economy in general and the strength of the regional and local economies within Puerto Rico and Florida;

•	Risks arising from worsening economic conditions in Puerto Rico;

•	Potential further downgrades in the credit ratings of the Company and its securities;

•	The Company’s ability to attract and retain key employees;

•	The Company’s ability to successfully implement new business strategies;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	Inflation, interest rate, market and monetary fluctuations;

•

The Company’s timely development of new products and services in a changing environment, including the features, pricing and quality of its products and services compared to the products and services of its competitors;

•	The willingness of users to substitute competitors’ products and services for the Company’s products and services;

•

The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes;

•	National disasters, including hurricanes;

•	Terrorist attacks;

•	Changes in consumer spending and savings habits; and

•	Regulatory or judicial proceedings.

If one or more of the factors affecting its forward-looking information and statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K/A.

Therefore, the Company cautions readers not to place undue reliance on its forward-looking information and statements.

The Company does not intend to update its forward-looking information and statements, whether written or oral, to reflect changes. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

PART I			19
	ITEM 1:	BUSINESS	19
	ITEM 2:	PROPERTIES*
	ITEM 3:	LEGAL PROCEEDINGS	80
	ITEM 4:	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS*

PART II			81
	ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES*
	ITEM 6:	SELECTED FINANCIAL DATA	81
	ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	85
	ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	159
	ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	159
	ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE*
	ITEM 9A:	CONTROLS AND PROCEDURES	159
	ITEM 9B:	OTHER INFORMATION*

PART III
	ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*
	ITEM 11:	EXECUTIVE COMPENSATION*
	ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*
	ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*
	ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

PART IV			180
	ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES*	180

SIGNATURES
EX-12.1	COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2	COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-21.1	LIST OF SUBSIDIARIES
EX-31.1	SECTION 302 CERTIFICATION OF THE CEO
EX-31.2	SECTION 302 CERTIFICATION OF THE CFO
EX-32.1	SECTION 906 CERTIFICATION OF THE CEO
EX-32.2	SECTION 906 CERTIFICATION OF THE CFO

*	Part I, Items 2 and 4, Part II, Items 5, 9 and 9B, Part III, Items 10, 11, 12, 13 and 14 and the Exhibit Index in Part IV, Item 15, including certain Exhibits that were included in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2005, have not been included herein. Copies may be obtained electronically through R&G Financial’s website at www.rgonline.com in the “Investor Relations” section or from Andrés I. Pérez, R&G Financial Corporation, 290 Jesús T. Piñero Avenue, Hato Rey, San Juan, Puerto Rico 00918. Part III, Items 11, 13 and 14 and portions of Part III, Items 10 and 12 were included in R&G Financial’s Definitive Proxy Statement used in connection with R&G Financial’s 2005 Annual Meeting of Stockholders.

PART I

ITEM 1:	BUSINESS.

General

The Company

As of December 31, 2004, R&G Financial Corporation was a financial holding company organized as a Puerto Rico corporation that operates Premier Bank, a Puerto Rico commercial bank, and Crown Bank, a Florida domiciled federal savings bank. The Company also operates R&G Mortgage, which was the second largest mortgage company in Puerto Rico as of December 31, 2004. The Company conducts an insurance agency business in Puerto Rico through R-G Insurance Corporation (formerly Home & Property Insurance Corp.). As of December 31, 2004, the Company also operated The Mortgage Store of Puerto Rico, Inc., or The Mortgage Store, a subsidiary of R&G Mortgage, and Continental, which conducted business in the continental United States. As of December 31, 2004, the Company offered broker-dealer services in Puerto Rico through R-G Investments. The Company, in separate subsequent actions, sold Continental’s loan origination business in June 2005 and subsequently contributed its remaining net assets to Crown Bank, which we refer to as the 2005 Continental disposition, merged The Mortgage Store into R&G Mortgage during 2006 and on June 29, 2007 liquidated R-G Investments following the sale of certain assets of its retail brokerage business to UBS Financial Services Incorporated of Puerto Rico in late 2006. On May 20, 2007, the Company entered into a stock purchase agreement with Fifth Third pursuant to which the Company agreed to sell Crown Bank, as described above under “Explanatory Note — Other Subsequent Events — Restructuring and Divestitures”.

As of December 31, 2004, the Company was in its 33rd year of operations and operates its business through its subsidiaries. The Company provides a full range of banking services through its banking subsidiaries, Premier Bank, with 33 branches in Puerto Rico, and Crown Bank, with 15 branches in Florida as of December 31, 2004. Banking services include commercial banking services, corporate real estate and business lending, residential construction lending, consumer lending and credit cards. Premier Bank and Crown Bank offer a diversified range of deposit products and, to a lesser extent, trust and investment services through Premier Bank’s trust department and, prior to its disposition, the Company’s broker-dealer, R-G Investments. The Company also provides a range of real estate secured lending activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the securitization and sale of various mortgage-backed and related securities, the holding and financing of mortgage loans and mortgage-backed and related securities for sale or investment and the purchase and sale of servicing rights associated with such mortgage loans.

In June 2002, the Company acquired Crown Bank, which operates in the Tampa — St. Petersburg — Clearwater, Lake Worth and Orlando metropolitan areas. According to the Metro Orlando Economic Development Commission, the Orlando market is one of the fastest growing markets in Florida, both generally and for Hispanics in particular (mainly Puerto Ricans). Management believed that owning and operating Crown Bank is a cost effective way to access the Hispanic markets in the United States, while providing a strong platform for further expansion in Florida. On October 11, 2004, the Company and Crown Bank entered into a purchase and assumption agreement with SouthTrust Bank to acquire 18 SouthTrust branches located in three banking markets in Florida and one banking market in Georgia. The acquisition was completed on February 18, 2005. The transaction permitted Crown Bank to expand its Central Florida footprint into nearby Lakeland and Deland, Florida and obtain a foothold in the Jacksonville, Florida and Augusta, Georgia markets. As described above, the Company has entered into an agreement to sell Crown Bank.

The Company has generally sought to achieve long-term financial strength and profitability by increasing the amount and stability of its net interest income and non-interest income. The Company has sought to implement this strategy by (i) expanding its retail banking franchise in order to achieve increased market presence and to increase core deposits, (ii) enhancing its net interest income by increasing its loans held for investment, particularly real estate secured loans, (iii) emphasizing the growth of its mortgage banking activities, including the origination and sale of mortgage loans, and growing its loan servicing operation, (iv) developing new business relationships through an increased emphasis on commercial real estate and commercial business lending, (v) diversifying its retail products and services, including an increase in consumer loan originations, (vi) meeting the financial needs of its customers through, among other things, the offering of trust and investment services and insurance products and (vii) emphasizing controlled growth, while pursuing a variety of acquisition opportunities when appropriate. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operations” for further information regarding the Company’s initiatives and strategies since December 31, 2004.

As of the date of this filing, the Company’s principal executive offices are located at 290 Jesús T. Piñero Avenue, San Juan, Puerto Rico 00918 and its telephone number is (787) 758-2424.

Risk Factors

Some of the factors that could cause R&G Financial’s actual results for future periods to differ materially from those anticipated are discussed below:

Risks Relating to the Restatement Process

R&G Financial is subject to ongoing regulatory investigations by the SEC, which could require it to pay substantial fines or penalties.

On April 26, 2005, R&G Financial announced that the SEC was conducting an informal investigation into the April 25, 2005 announcement that the Company would restate its financial statements and the underlying issues addressed in that announcement. On October 25, 2005, the Company filed a Form 8-K relating to the receipt of a notification from the SEC regarding the commencement of a formal investigation. A formal investigation enables the SEC to issue subpoenas for witnesses and documents, including third parties outside the Company. As part of a formal investigation, the Company received a subpoena from the SEC on October 21, 2005 seeking the production of documents principally regarding the restatement and related financial reporting matters and the terms of certain transactions with local financial institutions.

R&G Financial has also received an informal inquiry from the U.S. Attorney’s Office for the Southern District of New York relating to these matters and the Company has provided information requested by the U.S. Attorney’s Office. The Company is fully cooperating with all regulatory investigations.

R&G Financial cannot predict when these investigations will be completed or what the results of these investigations will be. The effects and results of these or other investigations may have a material adverse effect on R&G Financial’s business, results of operations, financial condition and liquidity. Adverse developments related to such investigations, including any expansion of their scope, could negatively impact the Company and could divert efforts and attention of its management team from R&G Financial’s ordinary business operations. R&G Financial may be required to pay material fines or suffer other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. These investigations may adversely affect R&G Financial’s ability to obtain, and increase the cost of obtaining, directors’ and officers’ liability insurance and other types of insurance, which could have a material adverse effect on R&G Financial’s businesses, results of operations and financial condition. In addition, the findings of these investigations may affect the course of the civil litigation pending against R&G Financial, which is more fully described below.

Significant legal proceedings could adversely affect R&G Financial’s results of operations.

In addition to being subject to litigation in the ordinary course of business, R&G Financial is a party to several legal and regulatory proceedings relating to the restatement. Refer to “Explanatory Note — Subsequent Events” and Item 3 “Legal Proceedings”. R&G Financial cannot predict at this time the outcome of these proceedings or estimate the potential costs related to the proceedings. It is possible that the Company may be required to pay substantial fines, penalties, judgments or settlements that could have a material adverse effect on the Company’s business, results of operations, financial condition or liquidity. In addition, the expenses incurred in connection with these proceedings (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could have an adverse effect on the Company’s cash position.

R&G Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators, and these regulators could take action against the Company or its banking subsidiaries.

As a regulated financial services firm, R&G Financial’s good standing with its regulators is of fundamental importance to the continuation and growth of its businesses. R&G Financial is subject to supervision and regulation by the FRB. Premier Bank is subject to supervision and regulation by the FDIC and the OCFI. Crown Bank is subject to supervision and regulation by the OTS and the FDIC. R&G Financial is a bank holding company that, as of December 31, 2004, was registered as a financial holding company. The Company withdrew its election to be treated as a financial holding company, which became effective September 7, 2007. Banking regulators may take adverse actions against R&G Financial or its banking subsidiaries as a result of the restatement or related or other internal control matters.

As described above under “Explanatory Note — Subsequent Events — Other Subsequent Events — Regulatory Orders,” the Board of Directors of R&G Financial consented to the issuance of the FRB Order, the Board of Directors of Premier Bank consented to the issuance of the FDIC Order and the Board of Directors of Crown Bank consented to the issuance of the Crown Order. R&G Financial and its subsidiaries continue to respond to inquiries and requests for documents from the FRB and the other banking regulators of the Company and its subsidiaries regarding the status and impact of the restatement and related or other safety and soundness concerns. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. It is possible that the banking regulators will take action beyond the Orders and the Crown Order, and that any such action may have a material adverse effect on R&G Financial.

At this time, R&G Financial cannot predict whether any actions taken by its banking regulators will have a material adverse effect on R&G Financial’s business, financial condition or results of operations.

Downgrades in R&G Financial’s credit ratings will increase the Company’s borrowing costs and may lessen its ability to compete in certain businesses.

Prior to the Company’s April 25, 2005 announcement that it would restate its financial statements, Fitch Ratings had given the Company a long-term issuer default rating of BBB with a credit negative outlook. Since that time, Fitch Ratings has maintained the credit negative outlook and lowered the long-term issuer default rating of the Company to CCC.

The long-term issuer default rating is assigned based on the rating agency’s assessment of a company’s ability to meet all of its most senior financial obligations on a timely basis over the term of the obligation and is, therefore, effectively a rating of the benchmark probability of default. These ratings or further downgrades may therefore adversely affect R&G Financial’s ability to access capital, including preferred stock, and will likely result in more stringent covenants and higher interest rates under the terms of any future indebtedness incurred by the Company. These ratings could also increase the Company’s borrowing costs and margin requirements and could therefore adversely affect the Company’s liquidity and results of operations.

These ratings are the current opinions of a rating agency. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the request of the Company’s management. These ratings actions have affected and will continue to affect R&G Financial’s business and results of operations in a number of ways.

Management has identified several material weaknesses in R&G Financial’s internal control over financial reporting.

R&G Financial’s management has concluded that the Company’s internal control over financial reporting was not effective at December 31, 2004 as a result of several material weaknesses discussed in this report on Form 10-K/A. As a result, this report includes an adverse opinion from PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on R&G Financial’s internal control over financial reporting. Each material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The Company’s ability to file its periodic reports with the SEC in a timely manner may also be adversely affected by the existence of ineffective controls.

A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this 2004 Annual Report on Form 10-K/A. While remediation of these weaknesses has begun, R&G Financial has not yet fully implemented its plan for remedying the identified material weaknesses. For further information, refer to Item 9A “Controls and Procedures — Management’s Report on Internal Controls Over Financial Reporting (Restated) — Remediation of Material Weaknesses” below.

The “pink sheets” market does not provide shareholders with a meaningful degree of liquidity.

The Company’s common stock was delisted from the NYSE prior to the NYSE’s opening on February 22, 2007 and now trades on the “pink sheets,” an electronic quotation service for securities traded over-the-counter. Trading on the pink sheets can be sporadic and does not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. While the Company plans to seek listing of its common stock on the NYSE once it becomes current in its SEC filing obligations and meets the NYSE’s listing standards, the Company cannot provide assurance as to when or if it will meet those listing standards.

R&G Financial does not expect to be able to access the public capital markets until all of its filings with the SEC are up to date, including any amendments to previously filed reports.

R&G Financial anticipates that, once it is current in its filings with the SEC, it will be able to access the institutional investor market. However, R&G Financial will be unable to access the U.S. public securities markets until it has filed, and the SEC has declared effective, a new registration statement or post-effective amendments to existing registration statements under the Securities Act of 1933. This process may take several months or longer from the time R&G Financial becomes current in its filings with the SEC.

Until R&G Financial is current in its SEC filings, a holder of restricted securities within the meaning of Rule 144 of the Securities Act will be unable to sell such securities in reliance on Rule 144, unless such holder has held such securities for at least two years and is not an “affiliate” of R&G Financial for purposes of the U.S. federal securities laws.

There is a lack of public disclosure concerning R&G Financial.

R&G Financial has not yet filed with the SEC its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007. The Company has not yet filed with the SEC its annual reports on Form 10-K for the fiscal years ended December 31, 2005 and December 31, 2006 and does not anticipate that it will be able to file its annual report on Form 10-K for the fiscal year ended December 31, 2007 by the applicable deadline. The Company expects to file these reports as soon as practicable after the date of this 2004 Annual Report on Form 10-K/A. Until R&G Financial files these quarterly and annual reports, there will be limited public information available concerning the Company’s more recent results of operations and financial condition. The absence of more recent financial information may have a number of adverse effects on R&G Financial and its securities, including a decrease in the market price of the Company’s securities and an increase in the volatility of such market price.

R&G Financial may fail to attract and retain key employees and management personnel.

R&G Financial’s success has been and will continue to be influenced by its ability to attract and retain key employees and management personnel, including senior and middle management. R&G Financial’s ability to attract and retain key employees and management personnel may be adversely affected as a result of the restatement and related risks and uncertainties.

Loss of certain licenses from government-sponsored entities would materially adversely impact the Company’s mortgage business.

The mortgage banking business conducted by R&G Mortgage as of December 31, 2004 is subject to the rules and regulations of the Federal Housing Administration, or FHA, the Veterans Administration, or VA, FNMA, FHLMC, GNMA, HUD and the Rural Housing Service, or RHS, with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Loss of licenses from either the FHA or the VA would prevent R&G Mortgage from originating FHA-insured or VA-guaranteed loans. Loss of seller-servicer licenses from FNMA or FHLMC would prevent R&G Mortgage from selling whole loans to these entities or securitizing pools of loans to these entities. Loss of its GNMA issuer/servicer license would prevent R&G Mortgage from securitizing loans into mortgage-backed securities through GNMA.

As described above under “Explanatory Note — Subsequent Events — Other Subsequent Events — Status of Mortgage Banking Licenses,” R&G Mortgage has received a number of notices regarding the status of its mortgage banking authorizations, and the Company is taking steps to address the issues posed by the actions described in those notices, including the potential authorization of Premier Bank to engage in certain of the above-described lending functions, the potential transfer of portions of R&G Mortgage’s servicing operations to Premier Bank, subject to all necessary regulatory approvals, as well as the sale of its FNMA servicing portfolio to a FNMA-approved mortgage servicer by a deadline which has now been extended to November 30, 2007. If the Company is not successful in these efforts, such failure would have a material adverse effect on the Company.

Failure to consummate the sale of Crown Bank or any significant delay in the consummation of the transaction would have a material adverse effect on the Company’s liquidity and financial condition and could result in banking regulators placing further restrictions on the Company’s operations and its banking subsidiaries or taking actions that could have a material adverse effect on the value of the Company’s preferred and common stock.

The Company’s regulatory capital ratios have been adversely affected as a result of the restatement, in particular by the recharacterization as secured borrowings of various mortgage loan transfers that had initially been recorded as sales. In addition, the Company has experienced a number of difficulties that have had an adverse effect on its liquidity, such as a reduction in the Company’s mortgage loan sale channels, a reduction in its access to capital and other funding sources as a result of its lack of current financial statements, and the incurrence of significant legal and accounting restatement-related expenses. The sale of Crown Bank to Fifth Third will strengthen the Company’s regulatory capital ratios as a result of the reduction in the Company’s consolidated total assets and will provide approximately $89.0 million in liquidity to the holding company. The transaction is subject to the satisfaction of various conditions, as discussed above under “— Other Subsequent Events — Restructuring and Divestitures,” including the receipt of regulatory approvals by Fifth Third and the absence of certain material adverse developments relating to Crown Bank or its business.

Because of the deterioration in the Company’s capital ratios and liquidity since the Company’s restatement announcement, if the sale of Crown Bank is not consummated or if there is any significant delay in the consummation of the transaction, the Company’s financial condition and liquidity would be materially adversely affected and banking regulators could place further restrictions on the operations of the Company and its banking subsidiaries or take actions that could have a material adverse effect on the value of the Company’s preferred and common stock. As discussed above, the Orders require the Company to submit periodic capital and liquidity plans to the FRB and the FDIC, and the FRB could cease to grant permission to make monthly dividend payments on the Company’s outstanding series of preferred stock and trust preferred securities if the FRB determines that the Company can no longer serve as a source of financial strength to its banking subsidiaries. Any such action by the banking regulators would have a material adverse effect on the Company’s business and results of operations.

Risks Relating to R&G Financial’s Business

Fluctuations in interest rates may impact R&G Financial’s business.

The primary market risk affecting R&G Financial is interest rate risk, primarily fluctuations in interest rates. Changes in interest rates affect the following areas of the Company’s business:

•	The number of mortgage loans originated and purchased;

•	The interest income earned on loans and securities;

•	The interest expense paid on deposits and borrowings;

•	The gain on sales of loans;

•	The value of securities holdings, retained residual interests and derivative instruments that the Company may now or in the future hold;

•	The value of the Company’s servicing assets; and

•	The level of prepayment of loans.

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

Increases in short-term interest rates reduce net interest income.

The Company is liability sensitive, which means that, on average, its liabilities re-price and/or mature earlier than its assets. Thus, increases in short-term interest rates reduce net interest income, which is an important part of the Company’s earnings. Net interest income is the difference between the interest the Company receives on its interest-earning assets and the interest the Company pays on its interest-bearing liabilities. Most of the Company’s interest-earning assets, like its mortgage loans and mortgage-backed securities, are long-term assets. In contrast, a large portion of the Company’s liabilities are short-term. When interest rates rise, the Company must pay more in interest on its short-term borrowings while interest earned on its long-term assets does not rise as quickly, which causes profits to decrease. This adverse impact on earnings is exacerbated when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term rates.

Increases in long-term interest rates may reduce or eliminate gain on sale of mortgage loans.

If long-term interest rates increase between the time the Company commits to or establishes an interest rate on a mortgage loan and the time it sells the loan, the Company may realize a reduced gain or a loss on such sale.

Increases in interest rates may reduce the value of mortgage loans and securities holdings.

Increases in interest rates may reduce the value of the Company’s financial assets and have an adverse impact on the Company’s earnings and financial condition. The Company owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities, which have both fixed and adjustable interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise, which may have an adverse effect on the Company’s earnings and financial condition. In addition, the market value of an obligation with an adjustable interest rate can be adversely affected when interest rates increase due to a lag in the implementation of repricing terms as well as due to caps, which may limit the increase in the interest rate of an obligation.

Decreases in long-term interest rates may adversely affect the value of the Company’s servicing assets.

Decreases in long-term interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of the Company’s servicing assets. The servicing assets are the estimated present value of the fees the Company expects to receive on the mortgages it services over their expected term. If prepayments increase above expected levels, the value of the servicing assets decreases because the amount of future fees expected to be received by the Company decreases. The Company may be required to recognize this decrease in value by taking a charge against its earnings, which would cause its profits to decrease.

In the last half of 2004, the FRB began tightening monetary policy and increasing the interest rates it charges to banks, which resulted in an increase in short term interest rates. The Company believes, based on historical experience, that the amount of prepayments and related impairment charges should decrease as long-term interest rates increase.

The Company is exposed to credit risks from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.

From the time that the Company funds the mortgage loans it originates for third parties to the time the loans are sold or securitized into mortgage-backed securities, the Company is generally at risk of any mortgage loan defaults. In addition, with respect to the securitization or sale of non-conforming mortgage loans originated by the Company, the Company provides recourse in the event of mortgage loan defaults and foreclosures and consequently may suffer losses on these loans. The Company suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property. At December 31, 2004, there were $664.6 million of loans subject to such recourse provisions.

Defective and repurchased loans may harm the Company’s liquidity and financial condition.

In connection with the sale and securitization of loans in the ordinary course of business, the Company makes a variety of customary representations and warranties regarding the Company and the loans being sold or securitized. The Company’s obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things, compliance with laws and regulations, underwriting standards, the accuracy of information in the loan documents and loan file and the characteristics and enforceability of the loan.

A loan that does not comply with these representations and warranties may take longer to sell, impact the Company’s ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before the Company detects non-compliance, the Company may be obligated to repurchase the loan and bear any associated loss directly, or it may be obligated to indemnify the purchaser against any such loss, either of which could reduce the Company’s cash available for operations and liquidity.

The Company seeks to minimize its exposure to repurchases and losses from defective loans by using underwriting standards that ensure that loans are originated in accordance with the secondary market’s requirements or by correcting flaws, if possible, and selling or re-selling such loans. The Company does not maintain a reserve for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant. However, no assurance can be given that losses associated with defective loans will not adversely impact its results of operations or financial condition.

Disruptions in the secondary mortgage market could adversely affect the Company’s access to liquidity.

In connection with the restatement, R&G Financial added approximately $2.0 billion in mortgage loans held for sale to its balance sheet as of December 31, 2004 as a result of the recharacterization as secured borrowings of certain mortgage loan transfers previously classified as sales. These loans were previously transferred by Premier Bank, Crown Bank and R&G Mortgage to other financial institutions and third-party investors and include both conforming and non-conforming mortgage loans. Certain of these loans possess adverse credit criteria.

The Company’s ability to sell the loans described above at acceptable margins has been negatively affected by a number of factors, including the current interest rate environment, relative demands for such loans and mortgage-backed securities, the cost of credit enhancements, investor perceptions of such loans and mortgage-backed securities and the risks posed by such products. The current disruption of the secondary market has impaired the ability of the Company to sell the loans described above into the secondary market, and the Company’s limited ability to sell such loans could have a material adverse effect on the Company’s liquidity, results of operations and future financial condition.

R&G Financial must identify new loan sale channels for its non-conforming mortgage loan production.

R&G Financial has historically transferred a significant portion of its non-conforming loan production to local financial institutions in transactions characterized as sales, at relatively high gain-on-sale margins through the creation of floating rate IO strips. As part of the restatement, the Company concluded that certain mortgage loan sales did not qualify as sales under SFAS No. 140 and should have been recorded as secured borrowings. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Accounting Adjustments by Category — Accounting for Loan Transfers — Loan Transfer Transactions Recharacterized as Secured Borrowings.”

Following the announcement of the restatement, the Company has not been able to sell its non-conforming loan production in the local market to the same extent as it had prior to the announcement. As a result, the Company has relied on secondary market sales of non-conforming loans to U.S. mainland financial institutions or other investors and sales of conforming loans to and securitizations of conforming and non-conforming loans through GSEs as its outlets for the sale of its mortgage loan production. The requirements for sale of non-conforming loans in the U.S. secondary market are stricter than those existing in the Puerto Rico market prior to the restatement announcement, which, in combination with the lack of public disclosure regarding R&G Financial and the uncertainties associated with the restatement process, has affected the Company’s ability to sell non-conforming loans and has resulted in a significantly lower gain on sale margin for those loans. The Company has sought to diversify secondary market outlets for its non-conforming loan products both on the U.S. mainland and in Puerto Rico.

To mitigate the changing market conditions in the secondary mortgage market, the Company has implemented more stringent origination and underwriting guidelines to ensure that a substantial portion of the Company’s loan production can be sold into the secondary market (including the sale or securitization programs supported by FNMA, GNMA or FHLMC) or are high quality loans to be held in the Company’s investment portfolio. A prolonged period of secondary market illiquidity could result in the Company having to implement further mortgage guideline tightening, which would result in lower mortgage production volumes.

The Company is subject to default risk in connection with loan originations of its subsidiaries.

Each of Premier Bank, Crown Bank and R&G Mortgage (including their respective subsidiaries) are subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated for their respective portfolios or which have been added to their balance sheets in connection with the restatement process, as described below. Notwithstanding the care with which loans are originated, industry experience indicates that a portion of such loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized by Premier Bank, Crown Bank or R&G Mortgage, losses may be experienced as a result of various factors beyond each entity’s control, including, among others, changes in market conditions affecting the value of collateral and problems affecting the credit of the borrower. Due to the concentration of Premier Bank’s and R&G Mortgage’s loans in Puerto Rico and the concentration of Crown Bank’s loans in Florida, adverse economic conditions in Puerto Rico or Florida could result in a decrease in the value of the respective entity’s loan portfolio and underlying collateral. Although loan delinquencies have historically been higher in Puerto Rico than in the continental United States, loan charge-offs have historically been lower than in the continental United States.

Each of Premier Bank and Crown Bank have established provisions for loan and lease losses, which are charged to operations, in order to maintain the allowance for loan and lease losses at a level which is deemed to be appropriate by management based upon an assessment of prior loss experience, the volume and type of lending being conducted, industry standards, past due loans, general economic conditions in their market area and other factors related to the collectibility of the loan portfolios. Although each bank’s management utilizes its best judgment in projecting loan and lease losses, there can be no assurance that management has accurately estimated the level of future loan and lease losses or that either bank will not have to increase its provisions for loan and lease losses in the future as a result of increases in non-performing loans or for other reasons beyond the control of either bank. Any such increase in either bank’s provisions for loan and lease losses with respect thereto could have a negative impact on the Company’s future financial condition or results of operations.

Mortgage loans held for sale in the secondary market by Premier Bank, Crown Bank and R&G Mortgage are carried at the lower of cost or estimated market value, computed in the aggregate. The Company includes in its estimate of market value a component that reflects the default risk associated with the loans. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which the change occurs, and any such changes in the valuation allowance with respect to such loans could have a negative impact on the Company’s future financial condition or results of operations. For further information, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Sale of Mortgage Loan Portfolio.”

As described above, in connection with the restatement process, R&G Financial added approximately $2.0 billion in mortgage loans held for sale to its balance sheet as of December 31, 2004 as a result of the recharacterization as secured borrowings of certain mortgage loan transfers previously classified as sales.

The Company’s exposure to larger credit risk will increase as a consequence of the increase in the Company’s construction and commercial lending activities.

Each of the Company’s banking subsidiaries has increased its emphasis on residential construction, commercial real estate and commercial business lending, which is likely to increase their overall credit risk. Banks generally charge higher interest rates on commercial mortgage and business loans and residential construction loans than on residential mortgage loans because larger loan and lease losses are expected in commercial and residential construction loans. Commercial mortgage and business loans and residential construction loans are generally considered to be riskier than residential mortgage loans because they may have larger outstanding balances to a single borrower or group of related borrowers. In addition, the borrower’s ability to repay a commercial mortgage and business loan or a residential construction loan may depend, in the case of a commercial mortgage or business loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. The properties securing these loans are also more difficult to dispose of in foreclosure. If Premier Bank or Crown Bank experiences loan and lease losses that are higher than its allowance for loan and lease losses, the Company’s profits and financial condition would be adversely affected. Enhanced regulatory focus on commercial lending could adversely impact this business line.

The Company is subject to risks in servicing loans for others.

The Company is also affected by mortgage loan delinquencies and defaults on mortgage loans that the Company services for third parties. Under certain types of servicing contracts, the servicer must advance all or part of the scheduled payments to the owner of the mortgage loan, even when mortgage loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of mortgage loans usually require the servicer to advance mortgage and hazard insurance and tax payments on schedule even though sufficient escrow funds may not be available. The servicer will generally recover its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, the servicer must absorb the cost of funds advanced during the time the advance is outstanding, and there is a risk that the Company may not recover such advances if it does not follow the foreclosure/claims and diligence process provided for in the regulations or servicing guidelines established by the applicable mortgage banking regulator or counterparty. Further, the servicer must bear the increased costs of attempting to collect on delinquent or defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be cancelled as a result of foreclosure proceedings. As a consequence, the Company is required to forego servicing income from the time such loan becomes delinquent.

The Company’s interest rate risk management strategy may not be effective.

The Company enters into freestanding derivative instruments to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives used by the Company include interest rate swaps, interest rate caps and options. Derivatives are generally either privately negotiated over-the-counter, or OTC, or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, caps and options. Exchange-traded derivatives include futures and options. Interest rate swap agreements involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Interest rate caps and floors are option-like contracts that require the writer to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The option writer receives a premium for bearing the risk of unfavorable interest rate changes. The derivative instruments that the Company may utilize also have their own risks, which include (1) market risk, which consists of the risk that the market value of such derivative instruments may fall; (2) credit or default risk, which consists of the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (3) legal risk, which consists of the risk that the Company is unable to enforce certain terms of such instruments. All or any of such risks could expose the Company to losses. Consequently, the Company’s profitability may be adversely affected during any period as a result of the use of derivatives.

For financial reporting purposes, the Company’s general policy is to account for derivative instruments on a marked-to-market basis with gains or losses charged to current operations as they occur. Derivative contracts with positive fair value are reported as assets and contracts with negative fair values are reported as liabilities, after the application of netting arrangements, with unrealized gains and losses recorded in the Company’s consolidated statements of income. The Company recognized pre-tax losses of $2.9 million on such derivatives during the year ended December 31, 2004.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended, of SFAS No. 133, the Company may designate a derivative as (1) a hedge of the fair value of a recognized fixed rate asset or liability or an unrecognized firm commitment, or fair value hedge, (2) an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability, or cash flow hedge, or (3) non-hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with change in fair value on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income in the stockholders’ equity section of the consolidated statements of financial condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. As of December 31, 2004, the Company did not qualify any of its derivatives as either fair value hedges or cash flow hedges.

The Company is exposed to greater risk because a significant portion of its business is concentrated in Puerto Rico, which has experienced an economic slowdown.

The Company’s business activities and credit exposures have historically been concentrated with customers in Puerto Rico. An extended economic slowdown in Puerto Rico, adverse political or economic developments in Puerto Rico or natural disasters, such as hurricanes, affecting Puerto Rico could result in a downturn in loan originations, an increase in the level of nonperforming assets, an increase in the rate of foreclosure losses on mortgage loans and a reduction in the value of the Company’s loans and loan servicing portfolio, all of which would adversely affect the Company’s profitability.

Beginning in 2005 and continuing during 2006, a number of key economic indicators suggested that the economy of Puerto Rico was slowing down. According to the Puerto Rico Planning Board, Puerto Rico is currently in the midst of a recession that started in March 2006. In general, the Puerto Rico economy is experiencing a trend of decreasing growth and ended the first half of fiscal year 2007 with minimal momentum, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.

The economic concerns and uncertainty in the private and public sectors resulting from the economic slowdown in Puerto Rico may also have an adverse effect on the credit quality of the Company’s loan portfolios, as delinquency rates are expected to increase in the short term, until the economy stabilizes. In addition, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Company.

While the acquisition and subsequent growth of Crown Bank has facilitated a diversification of overall lending concentration, Crown Bank is subject to similar concentration risks in the Florida and Georgia markets in which it operates.

On May 20, 2007, the Company entered into a stock purchase agreement with Fifth Third pursuant to which the Company agreed to sell Crown Bank, as described above under “Explanatory Note — Subsequent Events — Other Subsequent Events — Restructuring and Divestitures.”

The Company’s origination business could be adversely affected if the Company cannot maintain access to stable funding sources.

The Company’s business requires continuous access to various funding sources. While Premier Bank and Crown Bank are able to fund their operations through deposits as well as through longer-term borrowings from the FHLB and other alternative sources, the business of R&G Mortgage has been significantly dependent upon short-term borrowings under warehousing lines of credit. Some of these warehousing lines of credit require the maintenance of minimum levels of net worth and debt service and limit the amount of indebtedness and dividends that may be declared.

As previously disclosed, under the credit agreements for these facilities, R&G Mortgage is required to maintain its mortgage banking licenses and is subject to certain financial covenants. In addition, both the Company and R&G Mortgage are required to deliver audited financial statements to the lenders. The Company and R&G Mortgage have failed to comply with some of these requirements, including delivery of audited financial statements. During the restatement process, R&G Mortgage has obtained certain waivers of default under its credit facilities both of which expired on October 31, 2007. The lenders have continued making advances under the warehousing facilities, but R&G Mortgage has agreed not to make any further draws under the working capital facilities at this time.

The Company is in the process of negotiating short-term extensions of these credit facilities but can give no assurance R&G Mortgage will be able to obtain such extensions under either or both of its credit facilities, or to obtain the further waivers that the Company would need if it is able to obtain such extensions. If the lenders under either of the credit agreements cease making advances under the warehousing facilities, accelerate or demand payment of any outstanding amounts or fail to grant extensions of the credit facilities, the consequences would be material to the Company’s liquidity and operating flexibility.

The Company’s loan portfolio has increased significantly in recent years and many of the Company’s commercial real estate and commercial construction loans are relatively unseasoned, and defaults on such loans could adversely affect the Company’s financial condition and results of operations.

The Company’s loans and leases receivable, net portfolio has grown significantly in recent years, from $1.1 billion at December 31, 2000 to $3.9 billion at December 31, 2004. While 79.56% of the Company’s loans and leases receivable, net portfolio continues to be secured by residential properties, an increasing amount of the Company’s loan portfolio is comprised of commercial mortgages and commercial construction and development loans.

At December 31, 2004, the Company’s real estate — construction and development loan category and the commercial mortgages portion of the real estate — mortgages category of the Company’s loans and leases receivable, net portfolio amounted to an aggregate of $1.3 billion or 33.7% of the Company’s loans and leases receivable, net portfolio. Because such loans are relatively unseasoned, many of the loans may be too new to demonstrate problems. The Company attempts to mitigate these risks in commercial real estate lending through stringent underwriting criteria and in the case of construction and development loans, by limiting originations to primarily residential properties. As a result of the worsening economic conditions in Puerto Rico described above, the Company, like its competitors, has experienced increased defaults and delinquencies in this area since 2004, and no assurance can be given that a further increase in delinquencies and defaults will not occur. Defaults on these loans could negatively affect the Company’s financial condition and results of operations.

The Company is subject to numerous laws and significant regulation and the failure to comply with these laws and regulations could adversely affect the Company.

R&G Financial, as a bank holding company (registered as a financial holding company from 2000 to 2007) organized as a Puerto Rico corporation, and its various subsidiaries, are each subject to federal and local governmental supervision and regulation. There are laws and regulations which restrict transactions between the Company and its various subsidiaries.

The Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC and the NYSE have increased the scope, complexity and cost of the Company’s corporate governance reporting and disclosure practices. The Sarbanes-Oxley Act imposes a variety of civil and criminal penalties with respect to any violations of such act and the related rules and regulations.

The USA Patriot Act of 2001, or Patriot Act, and the Bank Secrecy Act, or BSA, contain anti-money laundering and financial transparency laws. The regulations under such acts include standards for verifying client identification at account opening and rules designed to prevent money laundering and to identify parties that may be involved in terrorism. In connection with the BSA and other matters, and as a result of an examination of Crown Bank that was conducted by the OTS in the first half of 2006, the Board of Directors of Crown Bank consented to the issuance of the Crown Order on October 3, 2006. As a result of that examination, the OTS determined that Crown Bank in the conduct of its business had violated various laws and regulations, including the BSA and OTS regulations governing the filing of suspicious activity reports, or SARs, and that OTS had engaged in certain unsafe and unsound banking practices. The Crown Order required Crown Bank to file with the OTS within prescribed time periods updated plans and reports as specified in the Crown Order. Among other things, Crown Bank was required to comprehensively review its program for compliance with the BSA and related regulations and SAR regulations and take any required corrective actions resulting from such review as well as certain actions specified in the Crown Order. Crown Bank’s management was apprised of the OTS regulatory criticisms of its BSA compliance program at the time of the on-site regulatory examination in 2006 and immediately implemented corrective actions. Crown Bank’s management believes that it has substantially addressed all of the criticisms set forth in the regulatory examination of its BSA compliance program. Refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Regulatory Orders” for further details regarding the Crown Order and “— Regulation” in this Item 1 for further information on various regulations to which the Company and its subsidiaries are subject.

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

Shares of the Company’s Class A common stock are entitled to two votes per share and shares of the Company’s Class B Common Stock are entitled to one vote per share. At December 31, 2004, Víctor J. Galán, then Chairman of the Board, owned all of the Company’s outstanding Class A common stock, representing 42.2% of both classes of the Company’s outstanding common stock and was entitled to exercise 59.3% of the outstanding voting rights. As a result, Mr. Galán has the power to elect and remove all of R&G Financial’s Board of Directors and management and to determine the outcome of substantially all other matters to be decided by a vote of stockholders. Mr. Galán’s interests may not necessarily always be consistent with the interests of all other stockholders. Any future offerings of Class A common stock will dilute the voting power of the Class B Common Stock.

Certain provisions in the Company’s certificate of incorporation and bylaws have the effect of making it more difficult to change the Company’s Board of Directors, and may make the Company’s Board of Directors less responsive to stockholder control.

In addition to the amount of common stock controlled by the Company’s former Chairman of the Board described immediately above, certain provisions of the Company’s certificate of incorporation and bylaws have the effect of making it more difficult to effect change in the composition of the Company’s Board of Directors, and may make the Board of Directors less responsive to stockholder control. The Company’s certificate of incorporation provides that the members of its Board of Directors are divided into three classes as nearly equal as possible. At each annual meeting of stockholders, one-third of the members of the Board of Directors will be elected for a three-year term, and the other directors will remain in office until their three-year terms expire. Therefore, control of the Company’s Board of Directors cannot be changed in one year, and at least two annual meetings must be held before a majority of the members of the Company’s Board of Directors can be changed. These provisions also may tend to discourage attempts by third parties to acquire the Company because of the additional time and expense involved and a greater possibility of failure, and, as a result, may adversely affect the price that a potential purchaser would be willing to pay for the Company’s capital stock, thereby reducing the amount a stockholder might realize in, for example, a tender offer for the Company’s capital stock.

Banking Operations

General. The Company provides a full range of banking services through its banking subsidiaries, Premier Bank and Crown Bank, including residential, commercial and personal loans and a diversified range of deposit products. Premier Bank also provides private banking, trust and other financial services to its customers.

R&G Financial’s banking business consists principally of holding deposits from the general public and using them, together with funds obtained from other sources, to originate and purchase loans secured primarily by residential real estate, and to purchase mortgage-backed and other securities. To a lesser extent, but with increasing emphasis over the past few years, R&G Financial’s banking subsidiaries also originate construction loans and loans secured by commercial real estate, as well as consumer and personal loans and commercial business loans. Such loans offer higher yields, are generally for shorter terms and offer the Company an opportunity to provide a greater range of financial services to its customers. Premier Bank also offers trust services through its trust department. To date, Premier Bank has engaged in business solely in Puerto Rico. Currently, Crown Bank conducts business from its Florida and Georgia locations, and as of December 31, 2004, also had leasing operations in Arizona, California and Tennessee, along with a mortgage division in Virginia. Prior to the 2005 Continental disposition, Continental originated retail construction and commercial loans in New York, New Jersey, Connecticut, North Carolina and Florida. On May 20, 2007, the Company entered into an agreement with Fifth Third pursuant to which the Company agreed to sell Crown Bank. Refer to the discussion below under “Explanatory Note — Subsequent Events — Other Subsequent Events — Restructuring and Divestitures.”

At December 31, 2004, R&G Financial’s loans and leases receivable, net, totaled $3.9 billion, which represented 32.42% of R&G Financial’s $11.9 billion of total assets. At December 31, 2004, the real estate — mortgages category amounted to $2.5 billion or 65.68%, the real estate — construction and development category amounted to $536.5 million or 13.87%, the commercial and financial category amounted to $566.7 million or 14.65%, the installment category amounted to $159.4 million or 4.12% and the lease financing category amounted to $108.6 million or 2.81%, respectively, of the loans and leases receivable, net portfolio.

Mortgage Banking

Originations. The Company, through its mortgage banking subsidiary R&G Mortgage, was the second largest originator and servicer of mortgage loans on single-family residences in Puerto Rico as of December 31, 2004. R&G Mortgage is primarily engaged in the business of originating first and second mortgage loans on single-family residential properties secured by real estate. R&G Mortgage also originated residential mortgage loans through The Mortgage Store, its wholly owned subsidiary, prior to the 2006 merger of The Mortgage Store into R&G Mortgage. Pursuant to agreements entered into between R&G Mortgage and Premier Bank, R&G Mortgage originates non-conforming conventional residential and consumer loans secured by real estate for Premier Bank under a type of agreement commonly referred to as “table funding”. Table funding is a common arrangement in the mortgage banking industry by which a mortgage banker provides certain loan origination activities, while another financial institution funds the loan at closing. In the case of R&G Mortgage and Premier Bank, R&G Mortgage performs most of the origination activities, such as advertising, interviewing processing and closing, while Premier Bank undertakes the underwriting decisions and, if the loan closes, funds the loan. The non-conforming conventional single-family residential loans are referred to as such because these loans generally do not satisfy resale guidelines of purchasers in the secondary mortgage market, primarily because of size (in the case of “jumbo” loans), level of down payment, income requirements, suitability of properties or other underwriting criteria (mostly related to documentation requirements) at the time of origination. As a result of these characteristics, Premier Bank typically retains these loans. However, from time to time, the Company may sell or securitize some of these loans should the need arise for asset-liability management or other considerations. Jumbo loans may be packaged and sold in the secondary market, while loans that are non-conforming for underwriting reasons may be cured through payment experience and subsequently sold. Based on the Company’s prior experience with these types of loans, management believes that these loans are essentially of the same credit quality as conforming loans. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated a total of $2.3 billion, $2.8 billion and $2.0 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage under its table funding arrangement with Premier Bank of $1.3 billion, $1.3 billion and $811.8 million during the years ended December 31, 2004, 2003 and 2002, respectively, or 55%, 45% and 41%, respectively, of total mortgage loan originations.

R&G Mortgage and Premier Bank are parties to various agreements, referred to as the Affiliated Transactions Agreements, that address how each would conduct itself in specifically delineated affiliated transactions. The Affiliated Transaction Agreements include a Master Production Agreement, a Master Purchase, Servicing and Collections Agreement, referred to as the Master Purchase Agreement or MPSCA, a Master Custodian Agreement, a Securitization Agreement and a Data Processing Computer Service Agreement.

Pursuant to the Master Production Agreement, Premier Bank determines its loan production targets and goals, referred to as the Loan Production Goals and R&G Mortgage assists Premier Bank to reach its Loan Production Goals by, among other things: (i) advertising, promoting and marketing to the general public (ii) interviewing prospective borrowers and initial processing of loan applications, consistent with Premier Bank’s underwriting guidelines and Loan Production Goals previously established and (iii) providing personnel and facilities with respect to the execution of any loan agreement approved by Premier Bank. In exchange for these services, Premier Bank remits to R&G Mortgage a percentage of the processing or originating fees charged to the borrowers under loan agreements, as set forth in the agreements. Refer to “— Lending Activities from Banking Operations — Originations, Purchases and Sales of Loans.”

Servicing. R&G Financial’s servicing portfolio has grown significantly over the past several years. The majority of the servicing portfolio consists of originated or purchased loans that the Company has securitized and sold but for which it has retained the servicing rights (refer to “— Securitizations” below). At December 31, 2004, R&G Financial’s servicing portfolio totaled $11.4 billion and consisted of a total of 145,003 loans. These amounts include R&G Mortgage’s servicing portfolio, totaling $8.5 billion, Premier Bank’s servicing portfolio, totaling $17.9 million, and Crown Bank’s servicing portfolio, totaling $2.9 billion, at December 31, 2004. At December 31, 2004, R&G Financial’s servicing portfolio included $3.2 billion of loans owned by Premier Bank, $754.8 million of loans owned by R&G Mortgage and $874.6 million of loans owned by Crown Bank, or 28%, 7% and 8%, of the total servicing portfolio, respectively. Nearly all servicing of loans owned by Premier Bank and R&G Mortgage is performed by R&G Mortgage. Crown Bank services all loans it owns. Substantially all of the mortgage loans in R&G Financial’s servicing portfolio are secured by single-family residences. R&G Financial generally retains the servicing function with respect to the loans that have been securitized and sold. Refer to “Explanatory Note — Subsequent Events — Restructuring and Divestitures” for information regarding the sale of Crown Bank’s servicing portfolio.

The MPSCA was entered into by and between R&G Mortgage and Guaynabo Federal Savings Bank (predecessor to Premier Bank) on February 16, 1990, as amended. The MPSCA provided for the transfer by Premier Bank to R&G Mortgage of all rights, title and interest in and to the servicing rights of all mortgage loans in Premier Bank’s mortgage loan portfolio in exchange for cash consideration, with the amount of such consideration being based on several factors, including type of mortgage loan, time to maturity and outstanding principal balance. In addition, a monthly servicing fee was payable by Premier Bank to R&G Mortgage, with the fee varying depending on the type of mortgage loans and outstanding principal balance. Pursuant to the MPSCA, as amended, R&G Mortgage agreed to pay the consideration to Premier Bank when Premier Bank sold the mortgage loans, be it on a securitized or whole loan basis.

The regulatory capital amounts and ratios of Premier Bank consider as an asset of Premier Bank an account receivable from R&G Mortgage amounting to $38.7 million and $26.5 million at December 31, 2004 and 2003, respectively. This receivable arose as a result of a restatement adjustment to account for the transfer of the servicing rights contemplated under the MPSCA. Prior to the restatement, the Company treated the MPSCA as an executory contract and did not recognize a transfer of servicing rights to R&G Mortgage. For further information regarding Premier Bank’s regulatory capital ratios, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Restatement Results — Effect of Restatement on Balance Sheet and Regulatory Capital.”

The termination of the MPSCA was approved by the respective companies’ boards of directors on October 19, 2007, subject to regulatory approval. If approved by the regulators, the termination of the MPSCA would result in the account receivable of Premier Bank from R&G Mortgage being settled for its outstanding balance and the servicing rights being eliminated as a separate asset with the corresponding value being reattached to the value of the related mortgage loans in Premier Bank’s portfolio. In addition, subject to the required regulatory approval, a new servicing agreement would be entered into that would provide for the continuing performance of servicing functions by R&G Mortgage for a monthly fee.

The Company cannot predict whether regulatory approval will be granted to effect the termination of the MPSCA in the manner proposed, nor the possible consequences that might ensue from any adverse determination by the federal regulators concerning the proposed termination of the MPSCA or the accounting for the account receivable resulting from the restatement adjustment.

Sale of loans and securitization activities. R&G Financial pools FHA and VA loans into mortgage-backed securities that are guaranteed by GNMA. Most of the securities are sold to securities broker-dealers and other investors in Puerto Rico. Conventional loans may either be sold directly to agencies such as FNMA and FHLMC or to private investors, or may be pooled into FNMA or FHLMC mortgage-backed securities, that are generally sold to investors. During the years ended December 31, 2004, 2003 and 2002, R&G Financial sold approximately $824.9 million, $1.3 billion and $935.7 million of loans respectively, as part of its mortgage banking activities, excluding loans originated for Premier Bank by R&G Mortgage.

Under the Securitization Agreement, R&G Mortgage provides securitization services with respect to the pooling of some of Premier Bank’s mortgage loans into mortgage-backed securities or completing all documentation for loan sales in the secondary market. With respect to securitization services rendered, Premier Bank pays a securitization fee of 25 basis points. The Master Custodian Agreement provides for Premier Bank to be the custodial agent for R&G Mortgage for certain documentation related to the issuance by R&G Mortgage of GNMA, FNMA or FHLMC mortgage-backed certificates. In consideration of these services, Premier Bank receives a fee for each mortgage included in a mortgage-backed certificate per year for which it acts as custodian, as set forth in the Master Custodian Agreement. Refer to “— Mortgage Banking Activities — Loan Originations, Purchases and Sales of Loans.” For further information regarding the status of the Company’s subsidiaries’ mortgage banking licenses, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Status of Mortgage Banking Licenses.”

Market Area and Competition

R&G Financial provides services and products primarily in Puerto Rico. The Company faces substantial competition for the origination of mortgage loans in Puerto Rico from other mortgage banks and from major commercial banks, including local offices of banks headquartered in the United States, Spain and Canada.

Crown Bank provides services and products through its Florida operations. In addition, Crown Bank’s leasing division has operations in Arizona, Florida, California, Georgia, Tennessee and South Carolina while an additional mortgage division is based in Virginia. Crown Bank faces substantial competition from other banks, thrifts and other financial institutions in the provision of its services and products.

Regulation

The Company operates its businesses under a variety of federal, state and Puerto Rico laws and regulations. As a bank holding company (and a financial holding company from 2000 to 2007), it is subject to the rules of the FRB and the OCFI. Among other things, the Company is required to meet minimum capital requirements, and its activities are limited to those that are determined to be financial in nature or incidental or complementary to a financial activity.

Premier Bank is subject to extensive regulation and examination by the FDIC and by the OCFI, and Crown Bank is subject to extensive regulation and supervision by the OTS. This regulation and supervision establishes a comprehensive framework of activities in which the Company’s banking subsidiaries can engage. The FDIC and the OTS are required to take “prompt corrective action” if a given bank does not meet its minimum capital requirements. The FDIC and the OTS have established five capital tiers to implement this requirement from “well capitalized” to “critically undercapitalized.” A bank’s capital tier will depend on various capital measures and other qualitative factors and will subject it to specific requirements. As of December 31, 2004, Premier Bank met the capital measures for being “well capitalized” under the regulations. However, as a result of certain restatement adjustments affecting Crown Bank, Crown Bank had not met, as of December 31, 2004, certain of the capital adequacy requirements to which it is subject. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Restatement Results.” During 2005, Crown Bank received capital contributions from the Company which allowed it to meet the minimum ratios for capital adequacy purposes, and Crown Bank was classified as “well capitalized” as of December 31, 2006.

The Company’s mortgage banking business is subject to the rules of the FHA, VA, GNMA, FNMA, FHLMC and the Department of Housing and Urban Development with respect to originating, processing, selling and servicing mortgage loans. In addition to these rules, the Company’s Puerto Rico mortgage operations are subject to the rules of the OCFI and Continental is subject to the rules of the OTS. Among other things, all of these rules prohibit discrimination, establish underwriting guidelines, require credit reports, fix maximum loan amounts and in some cases, fix maximum interest rates.

For more information about the rules and regulations to which R&G Financial and its subsidiaries are subject, refer to the “— Regulation” section below.

Lending Activities from Banking Operations

General. At December 31, 2004, R&G Financial’s total loans outstanding totaled $7.4 billion, which is 62% of the Company’s $11.9 billion of total assets. Total loans outstanding are composed of $3.9 billion of loans and leases receivable, net, which are held for investment, $1.1 billion of mortgage loans held for sale, pledged with creditors’ right to repledge, and $2.4 billion of other mortgage loans held for sale.

Loans and leases receivable, net. At December 31, 2004, R&G Financial’s loans and leases receivable, net totaled $3.9 billion, which is 32% of R&G Financial’s $11.9 billion of total assets. At December 31, 2004, substantially all of R&G Financial’s loans and leases receivable, net were held by its banking subsidiaries Premier Bank and Crown Bank. Historically, a substantial portion of R&G Financial lending activities has been the origination of residential real estate mortgage loans. Accordingly, the principal category of loans in R&G Financial’s loans and leases receivable, portfolio is real estate – mortgage loans, which is composed of mortgages secured by both commercial and residential real estate and consumer loans secured by real estate. Residential real estate mortgage loans are mostly comprised of conventional loans that are principally secured by first liens on single-family residences. Residential real estate conventional mortgage loans are loans that are neither insured by the FHA nor partially guaranteed by the VA. At December 31, 2004, $1.3 billion of R&G Financial’s first mortgage single-family residential loans consisted of conventional loans. The other principal categories of loans in R&G Financial’s loans and leases receivable, net portfolio are commercial and financial, real estate – construction and development, installment and lease financing loans.

Mortgage loans held for sale. At December 31, 2004, R&G Financial has $1.1 billion of mortgage loans held for sale with creditors’ right to repledge. In addition, R&G Financial has $2.4 billion of other mortgage loans held for sale. Of the total amount of mortgage loans held for sale, $2.0 billion are being reflected in the accompanying Consolidated Financial Statements as a result of the restatement process and as part of the Company’s re-evaluation of all purported mortgage loan sales transactions entered into by the Company and certain other financial institutions. For further information regarding the Company’s mortgage banking business, refer to “— Mortgage Banking Activities” below.

Loans and Leases Receivable, Net Portfolio Composition. The following table sets forth the composition of R&G Financial’s loans and leases receivable, net portfolio by type of loan at the dates indicated. Except as noted in the footnotes to the table, all of the loans are held by banking subsidiaries of R&G Financial. An explanation of each category set forth in the table below is provided later in this Item 1.

(Dollars in Thousands)	December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(As Restated)		(As Restated)		(As Restated)
Commercial and financial (1)	$566,712	14.5%	$306,889	10.5%	$315,365	13.4%
Real estate — construction and development (2)	536,517	13.7%	329,916	11.2%	273,592	11.7%
Real estate — mortgages	2,540,259	64.9%	2,080,746	70.9%	1,583,384	67.5%
Installment	159,444	4.1%	155,078	5.3%	128,935	5.5%
Lease financing (3)	108,566	2.8%	61,673	2.1%	43,901	1.9%

Gross loans and leases (4)	3,911,498	100%	2,934,302	100%	2,345,177	100%

Allowance for loan and lease losses	(44,045)		(30,648)		(27,805)

Total loans and leases receivable, net (5)	$3,867,453		$2,903,654		$2,317,372

(Dollars in Thousands)	December 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(As Restated)		(As Restated)
Commercial and financial (1)	$133,051	10.1%	$121,788	11.2%
Real estate — construction and development (2)	174,031	13.2%	107,646	9.9%
Real estate — mortgages	896,754	68.0%	767,642	70.4%
Installment	94,067	7.1%	68,986	6.3%
Lease financing (3)	20,412	1.6%	24,909	2.2%

Gross loans and leases (4)	1,318,315	100%	1,090,971	100%

Allowance for loan and lease losses	(16,218)		(11,640)

Total loans and leases receivable, net (5)	$1,302,097		$1,079,331

(1)	Commercial and financial loans include loans receivable from financial institutions, amounting to $345.4 million, $173.1 million, $214.7 million, $50.0 million and $77.7 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively, which were previously classified in the real estate — mortgages ($306.8 million, $139.3 million, $214.7 million, $50.0 million and $77.7 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively) and real estate — construction and development ($38.6 million and $33.8 million at December 31, 2004 and 2003, respectively) categories. These loan transfers were initially considered purchases of mortgage and commercial real estate loans and of construction loan participations but did not qualify as sales by the transferor under SFAS No. 140. See Note 1 to the Consolidated Financial Statements for additional information.

(2)	Includes $250,000, $665,000 and $1.2 million of loans held by R&G Mortgage at December 31, 2002, 2001 and 2000, respectively.
(3)	Includes $7.2 million, $5.2 million, $4.5 million, $235,000 and $96,000 of unearned income at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(4)	Includes $14.6 million, $13.0 million, $9.6 million, $5.0 million and $3.2 million of net deferred fees and $11.3 million, $8.7 million, $1.3 million, $797,000 and ($10.9) million of net unamortized premiums (discounts) at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(5)	Does not include mortgage loans held for sale of $3.5 billion, $2.3 billion, $1.2 billion, $1.1 billion and $928.9 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the commercial and financial and real estate — construction and development loans categories of R&G Financial’s loans and leases receivable, net portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

(Dollars in Thousands)	Due 1 Year or Less	Due 1-5 years after December 31, 2004	Due 5 or more years after December 31, 2004	Total (1)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Commercial and financial (2)	$193,646	$76,442	$296,624	$566,712
Real estate — construction and development	532,757	3,760	—	536,517

Total	$726,403	$80,202	$296,624	$1,103,229

(1)	Amounts have not been adjusted for the allowance for loan and lease losses.
(2)	Includes $345.4 million of loans receivable from financial institutions.

The following table sets forth the dollar amount of the commercial and financial and real estate — construction and development loan categories of R&G Financial’s loans and leases receivable, net portfolio at December 31, 2004 that have fixed, floating or adjustable interest rates:

(Dollars in Thousands)	Fixed rate	Floating or adjustable rate	Total(1)
	(As Restated)	(As Restated)	(As Restated)
Commercial and financial(2)	$194,816	$371,896	$566,712
Real estate — construction and development	122,639	413,878	536,517

Total	$317,455	$785,774	$1,103,229

(1)	Amounts have not been adjusted for the allowance for loan and lease losses.
(2)	Includes $345.4 million of loans receivable from financial institution.

Scheduled contractual amortization of loans does not reflect the expected term of R&G Financial’s entire loans and leases receivable, net portfolio. The average life of loans and leases is substantially less than their contractual terms because of prepayments and due-on-sale clauses that give R&G Financial the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

Substantially all of the loans in the real estate — mortgages, installment and lease financing categories of the Company’s loans and leases receivable, net portfolio are fixed rate loans with contractual maturities over one year.

Originations, Purchases and Sales of Loans. The following table sets forth loan originations, purchases and sales from banking operations for the periods indicated:

(Dollars in Thousands)	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Loan originations:
Real estate — mortgages originated by R&G Mortgage (1):	$1,295,507	$1,283,308	$811,773

Other loans originated:

Commercial and financial	360,946	117,512	180,719
Real estate — construction and development (2)	700,110	320,027	143,356
Real estate — mortgages (3)	850,032	608,799	388,072
Installment	119,786	144,735	130,492
Lease financing	89,023	46,420	28,294

Total other loans originated	2,119,897	1,237,493	870,933

Loans and participations purchased	520,282	269,745	90,132

Total loans originated and purchased	3,935,686	2,790,546	1,772,838

Loans sold	(95,809)	—	(350,021)
Loan participations sold	(79,626)	(13,946)	(11,839)
Loan principal (reductions)	(1,587,094)	(1,228,758)	(776,723)

Loans acquired in connection with acquisition of Crown Bank	—	—	483,457
Loans converted to securities	(37,146)	—	(187,612)

Net increase	$2,136,011	$1,547,842	$930,100

(1)	Originated by R&G Mortgage on behalf of Premier Bank under their table funding agreement.
(2)	Includes $29.7 million and $32.2 million originated by Continental in 2003 and 2002, respectively.
(3)	Originated by Premier Bank and Crown Bank.

R&G Financial, through its banking subsidiaries (or through R&G Mortgage on behalf of Premier Bank), originates mortgage loans secured by both commercial and residential mortgages (the latter secured by both first and second mortgage liens), consumer loans secured by real estate, as well as construction and development loans (for residential real estate) commercial and financial loans and installment loans.

R&G Mortgage assists Premier Bank in meeting its loan production targets and goals by, among other things, (i) advertising, promoting and marketing Premier Bank’s mortgage products to the general public, (ii) interviewing prospective borrowers and conducting the initial processing of the requisite loan applications consistent with Premier Bank’s underwriting guidelines, and (iii) providing personnel and facilities with respect to the execution of loan agreements approved by Premier Bank. R&G Mortgage performs the foregoing services on behalf of Premier Bank with respect to residential mortgage loans, some commercial real estate loans and consumer loans secured by real estate. R&G Mortgage receives from Premier Bank 75% of the applicable loan origination fee, if any, with respect to mortgage loans originated by R&G Mortgage on behalf of Premier Bank and commissions of 2% of unpaid principal balance on consumer loans secured by real estate. As of December 31, 2004, for loans originated without a loan origination fee, R&G Mortgage did not receive compensation for origination services rendered. During the years ended December 31, 2004, 2003 and 2002, R&G Mortgage received $16.8 million, $17.7 million and $13.0 million, respectively, of loan origination fees with respect to loans originated by R&G Mortgage on behalf of Premier Bank. These fees are eliminated in consolidation in R&G Financial’s Consolidated Financial Statements. Refer to “— Regulation — R&G Financial — Limitations on Transactions with Affiliates.”

R&G Financial, through Premier Bank and Crown Bank, originates commercial real estate loans, consumer loans secured by real estate, commercial and financial loans and installment loans. Applications for commercial real estate, commercial and financial and unsecured installment loans are taken at all branch offices of the Company’s banking subsidiaries, and may be approved by lending officers of each banking subsidiary within designated limits. These limits are established and modified from time to time to reflect an individual loan officer’s expertise and experience. All loans in excess of an individual loan officer’s designated limits are referred to an officer with the requisite authority. In addition, as of December 31, 2004, Premier Bank’s Management Credit Committee was authorized to approve commercial unsecured, secured and real estate loans not exceeding $2 million, $3 million and $5 million, respectively, and the Executive Committee of the Board of Directors of Premier Bank was authorized to approve all commercial unsecured loans up to $15 million and all commercial secured and real estate loans up to the legal lending limit. In the case of Crown Bank, all loans over $1.0 million require approval by Crown Bank’s Credit Committee and Board of Directors. Management of R&G Financial believes that its relatively centralized approach to approving loan applications ensures strict adherence to its underwriting guidelines, while still allowing the Company to approve loan applications on a timely basis.

The subsidiaries of R&G Financial also purchased loans from unrelated financial institutions. Such loan purchases are underwritten pursuant to the same guidelines as direct loan originations. The Company originally reported that, during the years ended December 31, 2004, 2003 and 2002, Premier Bank purchased $207.2 million, $7.1 million and $236.2 million of loans, respectively, and that Crown Bank purchased $399.9 million and $423.7 million of loans during the years ended December 31, 2004 and 2003, respectively. These numbers have been restated as a result of (i) the recharacterization of certain bulk purchases of loans as secured loans, and (ii) the inclusion of $29.6 million and $4.9 million for the year ended December 31, 2004 and 2003, respectively, to correct a presentation error in the previously reported data. As restated, during the years ended December 31, 2004, 2003 and 2002, Premier Bank purchased $35.5 million, $7.1 million and $90.1 million of loans, respectively, and Crown Bank purchased $484.8 million and $262.6 million of loans during the years ended December 31, 2004 and 2003, respectively. Crown Bank did not purchase any such loans during the year ended December 31, 2002.

Based on the analysis performed by the Company, it was determined that the existence of certain provisions in various of the Company’s mortgage loan sale documents and side agreements were incompatible with the requirements for accounting for the transactions as sales. The Company also determined that certain generally simultaneous mortgage loan sales and purchases lacked contemporaneous documentation to substantiate the business purpose of these transactions in light of the timing and similarity of the purchase and sale amounts, and other terms of the transactions. As a result, the Company concluded that certain mortgage loan sales did not qualify as sales under SFAS No. 140 and should have been recorded as secured borrowings. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements — Background to Restatement” and “— Summary of Accounting Adjustments by Category — Accounting for Loan Transfers — Loan Transfer Transactions Recharacterized as Secured Borrowings,” as well as Item 9A “Controls and Procedures — Management’s Report on Internal Controls Over Financial Reporting (Restated).” During the years ended December 31, 2004 and 2002, loans sold from banking operations were $95.8 million and $350.0 million, respectively. There were no such sales during the year ended December 31, 2003. These loans, which were primarily non-conforming loans at the time of origination, were generally sold in pools of loans in privately negotiated transactions with FNMA and FHLMC or other private parties.

R&G Mortgage services all residential mortgage loans held in Premier Bank’s portfolio retained by Premier Bank, except for a few pools of loans purchased from other financial institutions which retained the servicing. In addition, Premier Bank collects mortgage loan payments on all loans serviced by R&G Mortgage on behalf of Premier Bank. Finally, R&G Mortgage provides securitization services with respect to loan sales and pooling of some of Premier Bank’s mortgage loans into mortgage-backed securities. Refer to “— Mortgage Banking Activities.”

Real Estate — Mortgage Loans.

Single-Family Residential Real Estate Loans. Historically, a substantial portion of R&G Financial’s lending activities has been the origination of residential real estate mortgage loans secured by first mortgage liens on existing single-family residences. At December 31, 2004, $1.4 billion or 35% of R&G Financial’s loans and leases receivable, net portfolio consisted of such loans, of which $6.5 million consisted of FHA-insured or VA-guaranteed loans. Premier Bank’s first mortgage single-family residential loans consist primarily of fixed-rate loans with terms of between 15 and 30 years. The Puerto Rico residential mortgage market has not been receptive to long-term adjustable rate mortgage loans.

R&G Financial’s first mortgage single-family residential loans typically do not exceed 80% of the appraised value of the security property (100% for certain qualifying new home purchases). Pursuant to underwriting guidelines adopted by its Board of Directors, R&G Financial’s subsidiaries may lend up to 95% of the appraised value of the property securing a first mortgage single-family residential loan if private mortgage insurance with respect to the top 25% of the principal amount of the loan is provided.

The Company also originates loans secured by second mortgages on single-family residential properties. At December 31, 2004, $50.8 million or 1.31% of R&G Financial’s loans and leases receivable, net portfolio consisted of second mortgage loans on single-family residential properties. R&G Financial offers such second mortgage loans in amounts up to $125,000 for a term not to exceed 15 years. The loan-to-value ratio of second mortgage loans generally is limited to 75% of the property’s appraised value (including the first mortgage).

Real Estate-Secured Consumer Loans. At December 31, 2004, real estate-secured consumer loans totaled $50.1 million or 1.29% of R&G Financial’s loans and leases receivable, net portfolio. R&G Financial offers real estate-secured consumer loans in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Such loans generally have shorter terms and higher interest rates than other mortgage loans. Real estate secured consumer loans generally have a maximum term of 10 years, which may be extended at management’s sole discretion in certain circumstances, and an interest rate that is set at a fixed rate based on market conditions. The loans are secured with a first or second mortgage on the property, including loans where another institution holds the first mortgage. Most of the Company’s secured consumer loans have been primarily obtained through newspaper advertising, although such loans are also obtained from existing and walk-in customers. At December 31, 2004, $2.6 million of such loans were classified as non-performing.

Commercial Real Estate Loans. The Company also originates mortgage loans secured by commercial real estate. At December 31, 2004, $765.4 million or 19.79% of R&G Financial’s loans and leases receivable, net portfolio consisted of such loans. At December 31, 2004, $20.2 million of R&G Financial’s commercial real estate loans were classified as non-performing.

The Company’s commercial real estate loans are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Although terms vary, commercial real estate loans originated by Premier Bank generally are amortized over a period of a maximum of 15 years and those originated by Crown Bank generally are amortized over a period of 10 to 20 years, and have maturities of 5 to 7 years and 3 to 10 years, respectively. Generally, R&G Financial originates these loans with adjustable interest rates tied to index rates such as LIBOR, Prime or FHLB plus a margin. Repricing on such loans may occur on a monthly, quarterly or other basis, depending on how the index rate changes and on the terms negotiated at the time of origination. Such loans generally have a floor but no ceiling on the amount by which the rate of interest may adjust over the term of the loan. Loan-to-value ratios on the Company’s commercial real estate loans are generally limited to 80%. As part of the criteria for underwriting commercial real estate loans, R&G Financial generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of the borrower of 1.20 or more. It is also the Company’s policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional protection may be provided through mortgage insurance, secondary collateral and personal guarantees from the principals of the borrower.

Commercial real estate lending involves different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and the payment experience on such loans is typically dependent on the successful operation of the project or the borrower’s business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. R&G Financial attempts to minimize its risk exposure by limiting the extent of its commercial real estate lending. In addition, as described above, the Company imposes stringent loan-to-value ratios, requires conservative debt coverage ratios and continually monitors the operation and physical condition of the collateral. Although the Company has begun to increase its emphasis on commercial real estate lending, management does not currently anticipate that the commercial real estate loans portfolio will grow significantly as a percentage of the total loan portfolio. As of December 31, 2004, no significant industry concentration exists among the borrowers composing the Company’s commercial real estate loan portfolio.

Real Estate — Construction and Development Loans. This category includes retail construction loans, or spot loans, commercial construction and development loans and land acquisition loans. At December 31, 2004, spot loans amounted to $128.8 million or 3% of R&G Financial’s loans and leases receivable, net portfolio, while commercial construction and development loans amounted to $407.7 million or 11% of R&G Financial’s loans and leases receivable, net portfolio.

Premier Bank and Crown Bank offer spot loans to individual borrowers for the purpose of constructing single-family residences. Substantially all of the Company’s construction lending to individuals is originated on a construction/permanent mortgage loan basis. Construction/permanent loans are made to individuals who hold a contract with a general contractor acceptable to the Company to construct their personal residence. The construction phase of the loan provides for monthly payments on an interest-only basis at a designated fixed rate for the term of the construction period, which generally does not exceed nine months. In the case of Crown Bank, the permanent loan is made at then-market rates, while Premier Bank grants the permanent loan at 50 basis points above the rate at which the spot loan was originally granted. The Company’s construction/permanent loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs.

R&G Financial also originates construction loans to developers of single-family residential properties. At December 31, 2004, R&G Financial had entered into commitments to fund residential construction loans to develop single-family residences with an aggregate principal balance of $184.3 million. Commitments for future funding of approximately $43.8 million are included in such amount. In addition, at December 31, 2004, R&G Financial had loans to develop commercial properties with an aggregate principal balance of $48.6 million.

At December 31, 2004, R&G Financial had made land acquisition loans with an aggregate balance of $118.1 million that were made in connection with projects to construct single-family residences. On those projects for which R&G Financial would not finance the construction loan, R&G Financial expects to enter into agreements with the financial institutions providing the interim construction loan pursuant to which R&G Financial is to be paid a percentage of the proceeds from each home as it is released upon completion and sale. R&G Financial expects to finance the construction loan on some of these projects.

R&G Financial intends to continue to increase its involvement in single-family residential construction lending. Such loans decrease the interest rate sensitivity of its loan portfolio, as construction loans are generally variable rate loans tied to short-term indexes, primarily LIBOR and prime rates. Construction and land acquisition lending is generally considered to involve a higher level of credit risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated costs (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Company has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential construction for single family primary home occupancy. The Company has adopted underwriting guidelines that impose stringent loan-to-value, debt service and other requirements for loans that are believed to involve higher elements of credit risk and by working with builders with whom it has established relationships or knowledge thereof. At December 31, 2004, of R&G Financial’s $128.8 million of retail construction loans, $1.2 million were classified as non-performing. As of such date, of R&G Financial’s $407.7 million of commercial construction and development loans, approximately $881,000 were classified as non-performing.

Commercial and Financial Loans.

Commercial Business Loans. The Company offers commercial business loans, including working capital lines of credit, inventory and accounts receivable loans, term loans and loans guaranteed by the Small Business Administration. Depending on the collateral pledged to secure the extension of credit, maximum loan-to-value ratios are 75%, with exceptions permitted to a maximum of 80%. Loan terms may vary from one to 15 years. The interest rates on such loans are generally variable and are indexed to the prime rate plus a margin. The Company also generally obtains personal guarantees from the principals of the borrowers. At December 31, 2004, commercial business loans amounted to $221.2 million or 6% of the Company’s loans and leases receivable, net portfolio. Although the Company has begun to increase its emphasis on commercial business lending, management does not currently anticipate that its portfolio of commercial business loans will grow significantly as a percentage of the total loan portfolio.

Commercial Loans to Financial Institutions and Other Private Investors. This category includes loans receivable from financial institutions and other private investors, which were previously classified in the real estate — mortgages ($306.8 million at December 31, 2004) and real estate — construction and development ($38.6 million at December 31, 2004) categories. These loan transfers were initially considered purchases of mortgage and commercial real estate loans and of construction loan participations but did not qualify as sales by the transferor under SFAS No. 140. Such loans amounted to 9% of the Company’s loan and leases receivable, net portfolio at December 31, 2004.

Installment Loans. At December 31, 2004, $159.4 million or 4% of R&G Financial’s loans and leases receivable, net portfolio consisted of installment loans. This amount is composed mostly of credit cards and other unsecured loans to consumers, but the Company also offers consumer loans secured by deposit accounts. Although R&G Financial has begun to increase its emphasis on consumer lending, management does not currently anticipate that its portfolio of consumer loans will grow significantly as a percentage of the total loan portfolio.

R&G Financial’s unsecured consumer loans consisted principally of credit card receivables and personal loans. At December 31, 2004, credit card receivables, all held by Premier Bank, totaled $67.3 million, and personal loans amounted to $67.9 million. Most credit cards are offered to targeted customers, which include referrals (cross selling) from other segments or divisions of the Company. The Company has established minimum FICO (Fair Isaac & Company) scores as underwriting criteria for these loans. R&G Financial also offers loans secured by deposit accounts. These loans amounted to $24.2 million at December 31, 2004. Such loans are originated generally for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because, of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying property. The remaining deficiency may not warrant further substantial collection efforts against the borrower. As a matter of policy, R&G Financial charges off any unsecured consumer loan delinquent over 120 days. At December 31, 2004, approximately $1.1 million of installment loans were classified as non-performing.

Lease Financing Loans. At December 31, 2004, $108.6 million or 3% of R&G Financial’s loans and leases receivable, net portfolio consisted of lease financing loans. Such loans consisted principally of loans to individuals and/or corporations to finance the acquisition of motor vehicles or business equipment. Depending on the collateral supplied, the maximum loan-to-value ratio is 75%, with exceptions allowed to a maximum of 80%. R&G Financial’s lease financing loans are primarily variable rate loans with terms of up to 15 years. At December 31, 2004, approximately $199,000 of lease financing loans were classified as non-performing.

Asset Quality. When a borrower fails to make a required payment on a loan, R&G Financial attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made between the 10th and 15th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the outstanding debt. While R&G Financial generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent in the case of mortgage loans, R&G Financial institutes foreclosure or other proceedings, as necessary, to minimize any potential loss. In the case of consumer loans, the Company refers the file to a collection agency for collection action after 60 days’ delinquency.

Loans secured by real estate are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, R&G Financial does not accrue interest on loans that are 90 days or more past due that are secured by real estate, except for certain residential mortgage loans in which the probability of collection of interest is deemed sufficient to warrant accrual. The Company generally does not accrue interest on consumer loans past due over 90 days.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Pursuant to AICPA Statement of Position No 92-3, or SOP 92-3, that provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements, the Company carries foreclosed assets at the lower-of-net realizable value-or-cost. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

The following table sets forth the amounts and categories of R&G Financial’s non-performing loans that are both held for investment and held for sale at the dates indicated. R&G Financial did not have any troubled debt restructurings during any of the periods presented. Except as otherwise indicated in the footnotes to the table, the non-performing assets are assets of the Company’s banking subsidiaries.

(Dollars in Thousands)	December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Non-accruing loans:
Commercial and financial	$2,612	$2,610	$1,865	$4,186	$1,032
Real estate — construction and development	2,120	2,424	1,512	871	487
Real estate — mortgages (1) (2)	220,442	175,369	166,603	127,948	103,432
Installment	814	833	802	303	1,186
Lease financing	199	240	765	1,687	788

Total	226,187	181,476	171,547	134,995	106,925

Accruing loans greater than 90 days delinquent:
Commercial and financial	651	382	261	462	420
Real estate — construction and development	—	—	—	—	—
Real estate — mortgages	531	—	104	—	—
Installment	329	422	667	428	360
Lease financing	—	—	—	—	—

Total accruing loans greater than 90 days delinquent	1,511	804	1,032	890	780

(Dollars in Thousands)	December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Total non-performing loans	227,698	182,280	172,579	135,885	107,705

Real estate owned, net (3)	21,810	19,441	15,677	10,284	9,314
Other repossessed assets	15	220	292	362	583

	21,825	19,661	15,969	10,646	9,897

Total non-performing assets	$249,523	$201,941	$188,548	$146,531	$117,602

Total non-performing loans as a percentage of total loans	3.09%	3.51%	4.96%	5.57%	5.36%

Total non-performing assets as a percentage of total assets	2.09%	2.27%	2.83%	2.92%	3.11%

(1)	Includes $2.6 million, $4.3 million, $4.6 million, $6.1 million and $6.4 million in consumer loans, respectively, held by Premier Bank secured by first and second mortgages on residential real estate at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(2)	Includes approximately $142.8 million, $108.1 million, $102.8 million, $96.4 million and $67.3 million in residential real estate mortgages held in the Company’s held for sale portfolio at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(3)	Real estate owned, net acquired in connection with the acquisition of Crown Bank in 2002 amounted to $5.1 million.

Non-performing loans amounted to $227.7 million at December 31, 2004, as compared to $182.3 million at December 31, 2003. The increase in the aggregate amount of non-performing loans during 2004 of $45.4 million is primarily due to an increase in real estate — mortgages non-performing loans in the process of foreclosure. An aggregate of $221.0 million or 97% of non-performing loans held at December 31, 2004 consisted of real estate mortgage loans. The additional gross interest income that would have been recognized during 2004, 2003 and 2002 had these loans been accruing interest amounted to approximately $13.8 million, $12.1 million and $12.2 million, respectively. Interest income included in net income was not available for segregation and disclosure. Because of the nature of the collateral securing these loans, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial’s aggregate charge-offs amounted to 0.35% during 2004, as compared to 0.46% during 2003. Loan delinquencies have historically been higher in Puerto Rico than in the United States, but loan charge-offs have historically been lower in Puerto Rico than in the United States.

As of December 31, 2004, non-performing residential real estate loans increased by $49.9 million or 33% from December 31, 2003 to December 31, 2004. The average loan balance on non-performing residential mortgage loans amounted to approximately $78,000 at December 31, 2004. As of such date, 1,446 loans with an aggregate balance of $124.7 million (including 85 consumer loans secured by real estate with an aggregate balance of $1.4 million) were in the process of foreclosure. The total delinquency ratio (including loans past due less than 90 days) on residential mortgages of banking subsidiaries, excluding consumer loans secured by real estate, decreased from 6% in 2003 to 5% in 2004. The Company’s loss experience on such portfolio has been minimal over the last several years.

Non-performing commercial real estate loans decreased by approximately $4.3 million, or 17%, from $24.5 million at December 31, 2003 to $20.2 million at December 31, 2004. The decrease in non-performing commercial real estate loans is attributable to a decrease of approximately $5.0 million of such loans in Premier Bank, partially offset by an increase of approximately $673,000 in Crown Bank, as certain borrowers brought their loans current during the year ended December 31, 2004. The number of loans delinquent over 90 days amounted to 102 loans at December 31, 2004, with an average balance of approximately $199,000. The largest non-performing commercial real estate loan as of December 31, 2004 had a balance of $2.4 million.

As of December 31, 2004, non-performing commercial and financial loans include three loans with an aggregate balance of $1.1 million which are 90% guaranteed by the Small Business Administration and other commercial and financial loans with an aggregate balance of $1.5 million. These loans have a combined average loan size of approximately $104,000. The largest non-performing commercial business loan as of December 31, 2004 had a $786,000 balance.

As of December 31, 2004, non-performing real estate — construction and development loans amounted to $2.1 million, non-performing installment loans amounted to $1.1 million and non-performing lease financing loans amounted to $199,000, as compared to $2.4 million, $1.3 million and $240,000 as of December 31, 2003, respectively.

Potential problem loans. Potential problem loans consist of loans for which management has concerns about the ability of an obligor to comply with repayment terms because of market conditions or the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2004, the Company had $17.6 million in loans of this type which are not included in either of the non-accrual or 90 days past due categories.

Loan concentrations. At December 31, 2004, R&G Financial’s five largest loans-to-one borrower and their related entities amounted to $200.0 million, $75.5 million, $50.7 million, $51.9 million and $38.5 million. As of December 31, 2004, all such loans were performing. This includes secured loans to two local financial institutions that were originally accounted for as mortgage loan purchases, as further described above in “Explanatory Note — Subsequent Events — Other Subsequent Events — Restructuring of Certain Prior Mortgage Loan Transfers” and below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Background to Restatement.”

Allowance for loan and lease losses. The allowance for loan and lease losses is maintained at levels that are adequate to absorb probable credit losses inherent in the loan and lease portfolio as of the date of the consolidated financial statements. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan and lease losses that reflect the assessment of credit risk considering all available information. It is the policy of the Company to maintain an allowance for estimated losses on loans and leases held for investment based on a number of quantitative and qualitative factors. These factors include levels and trends of past due and non-accrual loans, levels and trends in assets classifications, change in volume and mix of loans and collateral value. Quantitative factors used to assess the adequacy of the allowance for loan and lease losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan and lease loss experience and the Company’s loan underwriting policies as well as management’s judgment and experience. The Company periodically reviews the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. In developing this assessment, the Company relies on estimates and exercises judgment in assessing credit risk. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the estimates, and such differences may require an increase or a decrease in the allowance for loan and lease losses. The allowance for loan and lease losses is subject to review by banking regulators. The Company’s primary bank regulators conduct regular examinations of the allowance for loan and lease losses and make assessments regarding the adequacy and the methodology employed in its determination.

The allowance for loan and lease losses is increased by provisions for loan and lease losses. Losses are charged and recoveries are credited to the allowance account at the time the loss is assessed or recovery is received.

The Company employs estimation tools for measuring credit risk that are used in developing an appropriate allowance for loan and lease losses. The allowance for loan and lease losses consists of (i) a formula-based component for the loan and lease portfolio (excluding impaired commercial loans) including an adjustment for historical loss variability, (ii) specific allowances for impaired commercial loans and (iii) an unallocated component. The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses is available to absorb losses in the loan portfolio. The Company’s principal focus, therefore, is on the adequacy of the total allowance for loan and lease losses.

The formula-based component of the allowance for loan and lease losses is based on estimates of the average losses observed for the loan and lease portfolio. Average losses are computed using the annualized historical rate at which loans have defaulted. The formula-based loss component includes additional amounts to establish reasonable ranges that consider observed historical variability in losses. Factors the Company may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions.

Specific allowances for loans and leases are established for impaired loans. Evaluation of impairment applies to all loans, uncollateralized as well as collateralized, except for (i) large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as credit card, residential mortgage, and consumer installment loans, (ii) loans that are measured at fair value or at the lower of cost or fair value, for example, in accordance with SFAS No. 65, or other specialized industry practice, and (iii) leases as defined in SFAS No. 13. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company considers commercial loans over $500,000 for individual impairment evaluation. A specific allowance is established for the difference between the loan’s carrying amount and, either, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The unallocated component of the Company’s allowance for loan and lease losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The amount of this component and its relationship to the total allowance for loan and lease losses may change from one period to another.

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

As a matter of policy, the Company charges off against its allowance for loan and lease losses unsecured consumer loans delinquent over 120 days.

The Company does not maintain an allowance for losses associated with its portfolio of loans held for sale. Rather, the credit risk inherent in that portfolio is factored into the lower of cost or market analysis in valuing those loans.

At December 31, 2004, R&G Financial’s allowance for loan and lease losses related to its loans and leases receivable portfolio totaled $44.0 million, which represented a $13.4 million or 43.71% increase from the level maintained at December 31, 2003. At December 31, 2004, R&G Financial’s loan and lease loss allowance represented approximately 1.13% of the loans and leases receivable portfolio and 51.87% of non-performing loans, excluding loans held for sale, as compared to 1.04% and 41.32% respectively at December 31, 2003. The increase in the allowance for loan and lease losses reflects the increase in the commercial real estate and residential construction categories of the Company’s loans and leases receivable, net portfolio, which have higher inherent credit risk compared to residential loans, as discussed in more detail above.

The following table sets forth an analysis of R&G Financial’s allowance for loan and lease losses related to its loans and leases receivable, net portfolio during the periods indicated:

(Dollars in Thousands)	At and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance at beginning of period:	$30,648	$27,805	$16,218	$11,640	$8,991

Charge-offs:
Commercial and financial	2,051	3,433	3,003	1,487	988
Real estate — construction and development	—	44	—	—	—
Real estate — mortgages	3,462	3,177	3,715	1,167	506
Installment	5,436	4,871	3,391	2,489	1,940
Lease financing	2,698	2,065	2,578	1,579	805

Total charge-offs	13,647	13,590	12,687	6,722	4,239

Recoveries:
Commercial and financial	498	341	514	45	77
Real estate — construction and development	15	25	—	—	—
Real estate — mortgages	415	436	287	11	81
Installment	767	723	471	382	402
Lease financing	661	874	236	86	304

Total recoveries	2,356	2,399	1,508	524	864

Net charge-offs	11,291	11,191	11,179	6,198	3,375

Allowance for loan and lease losses acquired (1)	—	—	4,950	—	—

Provision for loan and lease losses	24,688	14,034	17,816	10,776	6,024

Balance at end of period	$44,045	$30,648	$27,805	$16,218	$11,640

Allowance for loan and lease losses as a percent of total loans and leases outstanding	1.13%	1.04%	1.19%	1.23%	1.07%

Allowance for loan and lease losses as a percent of non-performing loans and leases (excluding loans held for sale)	51.87%	41.32%	39.85%	41.04%	28.78%

Ratio of net charge-offs to average loans and leases outstanding (excluding loans held for sale)	0.34%	0.43%	0.53%	0.52%	0.26%

(1)	Relates to acquired reserves in connection with the acquisition of Crown Bank in 2002.

The following table sets forth information concerning the allocation of R&G Financial’s allowance for loan and lease losses by loan category at the dates indicated:

(Dollars in Thousands)	December 31
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(As Restated)		(As Restated)		(As Restated)
Commercial and financial	$3,202	7.27%	$2,535	8.27%	$2,898	10.42%
Real estate — construction and development	6,648	15.09%	2,548	8.32%	1,530	5.50%
Real estate — mortgages	21,616	49.08%	17,017	55.53%	16,788	60.39%
Installment	7,538	17.11%	5,548	18.10%	4,415	15.88%
Lease financing	4,805	10.91%	2,913	9.50%	2,095	7.53%
Unallocated	236	0.54%	87	0.28%	79	0.28%

Total	$44,045	100%	$30,648	100%	$27,805	100%

(Dollars in Thousands)	2001		2000
	Amount	Percent	Amount	Percent
	(As Restated)		(As Restated)
Commercial and financial	$1,548	9.54%	$1,237	10.63%
Real estate — construction and development	816	5.03%	401	3.45%
Real estate — mortgages	8,353	51.51%	5,818	49.98%
Installment	3,601	22.21%	2,688	23.09%
Lease financing	1,859	11.46%	1,419	12.19%
Unallocated	41	0.25%	77	0.66%

Total	$16,218	100%	$11,640	100%

Mortgage Banking Activities

Loan Originations, Purchases and Sales. R&G Mortgage’s loan origination business is focused on the origination of loans secured by residential real estate. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated a total of $2.3 billion, $2.8 billion and $2.0 billion of residential mortgage loans, respectively. These aggregate originations include loans originated by R&G Mortgage directly for Premier Bank of $1.3 billion, $1.3 billion and $811.8 million during the years ended December 31, 2004, 2003 and 2002, respectively, or 55%, 45% and 41%, respectively, of total originations. The loans originated by R&G Mortgage for Premier Bank are composed mostly of conventional residential loans and, to a lesser extent, consumer loans secured by real estate along with a small number of non-conventional residential loans.

R&G Financial generally classifies mortgage loans between those that are guaranteed or insured by the FHA, VA or RHS and those that are not. The latter type of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA, FHLMC or GNMA programs are referred to as conforming loans.

R&G Mortgage is engaged in the origination of FHA-insured and VA-guaranteed single-family residential loans that are primarily securitized into GNMA mortgage-backed securities and sold to institutional and private investors in the secondary market. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated $175.7 million, $358.9 million and $365.2 million, respectively, of FHA/VA loans, which represented 8%, 13% and 19%, respectively, of total loans originated during such respective periods.

R&G Financial also originates conventional single-family residential loans. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated $2.2 billion, $2.5 billion and $1.6 billion, respectively, of conventional single-family residential mortgage loans. Substantially all conforming conventional single-family residential loans are securitized and sold in the secondary market, while a substantial portion of non-conforming conventional single-family residential loans are originated by R&G Mortgage (either directly or through The Mortgage Store, prior to its merger into R&G Mortgage) on behalf of Premier Bank and either held by Premier Bank in its portfolio or subsequently securitized by R&G Mortgage and sold in the secondary market from time to time.

Non-conforming loans generally consist of loans which, primarily because of size or other underwriting technicalities (mostly related to documentation requirements), do not satisfy the guidelines for resale of FNMA, FHLMC, and GNMA at the time of origination. In connection with mortgage operations, during the years ended December 31, 2004, 2003 and 2002, non-conforming conventional loans represented approximately 63%, 52% and 54%, respectively, of R&G Financial’s total volume of mortgage loans originated, most of which were originated by R&G Mortgage on behalf of Premier Bank. During the years ended December 31, 2004, 2003 and 2002, 95.2%, 96.3% and 94.1% of loans originated by R&G Mortgage on behalf of Premier Bank consisted of non-conforming conventional single-family residential loans during such respective periods. R&G Mortgage originates single-family residential, construction and commercial real estate loans on behalf of Premier Bank pursuant to the terms of a Master Production Agreement between R&G Mortgage and Premier Bank. Refer to “— Lending Activities from Banking Operations — Origination, Purchase and Sale of Loans.”

While R&G Financial makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA-insured, VA-guaranteed loans. Substantially all of such loans consist of fixed-rate mortgages. R&G Financial also offers second mortgage loans up to $125,000 with a maximum term of 15 years. The maximum loan-to-appraised value ratio on second mortgage loans permitted by R&G Financial is generally 75% (including the amount of any first mortgage). In addition, R&G Financial also offers real estate secured consumer loans up to $60,000 with a maximum term of 15 years. The maximum loan-to-appraised value ratio on real estate secured consumer loans permitted by R&G Financial is generally 80% (including the amount of any first and second mortgage loans). R&G Financial will secure such loans with either a first or second mortgage on the property.

The Company’s loan origination activities in Puerto Rico are conducted out of R&G Mortgage offices and mortgage banking centers. In the continental United States, the Company’s loan origination activities are conducted mainly through loan officers and solicitors, out of Crown Bank’s branches and, prior to the 2005 Continental disposition, Continental’s mortgage offices. Residential mortgage loan applications are attributable to walk-in customers, existing customers, advertising and promotion, referrals from real estate brokers and builders, loan solicitors and mortgage brokers.

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

R&G Mortgage also purchases FHA and VA loans from other mortgage bankers for resale to institutional investors and other investors in the form of GNMA mortgage-backed securities. R&G Mortgage’s strategy is to increase its servicing portfolio primarily through internal originations through its branch network and, to a lesser extent, through purchases from third parties. R&G Mortgage purchased $213,000, $32,000 and $75,000 of loans from third parties during the years ended December 31, 2004, 2003 and 2002, respectively.

The following table sets forth loan originations, purchases and sales by R&G Financial from its mortgage banking business for the periods indicated:

(Dollars in Thousands)	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Loans Originated Under a Table Funding Arrangement For Premier Bank:
Conventional loans (1):
Number of loans	10,750	10,674	7,182
Volume of loans	$1,289,445	$1,281,323	$809,141

FHA/VA loans:
Number of loans	—	—	—
Volume of loans	—	—	—

Consumer loans (2):
Number of loans	476	126	133
Volume of loans	$6,062	$1,985	$2,632

Total loans:
Number of loans	11,226	10,800	7,315
Volume of loans	$1,295,507	$1,283,308	$811,773
Percent of total volume	55%	45%	41%

Loans Originated For Sale to Third Parties:
Conventional loans (1):
Number of loans	8,058	10,179	7,123
Volume of loans	$873,082	$1,193,565	$782,782

FHA/VA loans:
Number of loans	1,623	3,271	3,537
Volume of loans	$175,693	$358,906	$365,172
Total loans:

Number of loans	9,681	13,450	10,660
Volume of loans	$1,048,775	$1,552,471	$1,147,954
Percent of total volume	45%	55%	59%

Total loan originations	$2,344,282	$2,835,779	$1,959,727

Loans Purchased For R&G Mortgage:
Number of loans	54	18	7
Volume of loans	$4,159	$797	$440

Total loan originations and purchases	$2,348,441	$2,836,576	$1,960,167

(Dollars in Thousands)	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Loans Sold (1):

Conventional loans (2):
Number of loans	6,537	7,890	5,898
Volume of loans	$664,776	$956,710	$653,673

FHA/VA loans:
Number of loans	1,429	2,588	1,656
Volume of loans	$160,144	$320,566	$282,047

Total loans:
Number of loans	7,966	10,478	7,554
Volume of loans	$824,920	$1,277,276	$935,720

Percent of total volume	35%	45%	48%

Less adjustments:

Loans originated for Premier Bank	1,295,507	1,283,308	811,773
Loans securitized and not sold	42,348	49,882	94,247
Loan amortization	137,204	68,095	8,710

Net increase	$48,462	$158,015	$109,717

Average initial loan origination balance:

Premier Bank:
Conventional loans (2)	$120	$120	$113
FHA/VA loans	—	—	—

Third parties:
Conventional loans (2)	$108	$117	$110
FHA/VA loans	108	110	103

Total conventional loans (2)	$115	$119	$111
FHA/VA Loans	108	110	103

Refinancing (3):
Premier Bank	43%	52%	50%
Third parties	55%	68%	56%

(1)	Includes loans converted into mortgage-backed securities.
(2)	Includes non-conforming loans.
(3)	As a percent of the total dollar volume of mortgage loans originated by R&G Mortgage for Premier Bank (excluding consumer loans) or third parties, as the case may be. In the case of Premier Bank, refinancings do not necessarily represent refinancing of loans previously held by Premier Bank.

All loan originations, regardless of whether originated by the Company or purchased from third parties, must be underwritten in accordance with R&G Financial’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios, credit history, investor requirements, and necessary insurance and property appraisal requirements. R&G Financial’s underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, bank regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. The Company’s underwriting personnel, although operating out of its loan offices, make underwriting decisions independent of the Company’s mortgage loan origination personnel.

Typically, when a mortgage loan is originated, the borrower pays an origination fee. These fees are generally in the range of 0% to 6% of the principal amount of the mortgage loan, and are payable at the closing of such loan. The Company receives these fees on mortgage loans originated through its retail branches. The Company incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions (such as the level of interest rates and the status of the economy in general), resulting in fluctuations in revenues from mortgage loan originations. GAAP requires that general operating expenses incurred in originating mortgage loans be charged to current expenses. Direct origination costs and origination fee income must be deferred until the repayment or sale of the related mortgage loans.

R&G Financial sells most of the loans that it originates, except for those originated on behalf of Premier Bank pursuant to the Master Production Agreement between Premier Bank and R&G Mortgage. Refer to “— Banking Operations/Lending Activities — Origination, Purchases and Sales of Loans.” As part of the restatement process, the Company re-evaluated all the purported mortgage loan sales to determine if such transactions qualified for sale accounting in conformity with SFAS No. 140. Based on the analysis performed by the Company, it was determined that the existence of certain provisions in various of the Company’s mortgage loan sale documents and side agreements were incompatible with the requirements for accounting for the transactions as sales. The Company concluded that certain mortgage loan sales did not qualify as sales under SFAS No. 140 and should have been recorded as secured borrowings. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements — Background to Restatement” and “— Summary of Accounting Adjustments by Category — Accounting for Loan Transfers — Loan Transfer Transactions Recharacterized as Secured Borrowings,” as well as Item 9A “Controls and Procedures — Management’s Report on Internal Controls Over Financial Reporting (Restated).” During the years ended December 31, 2004, 2003 and 2002, respectively, R&G Financial’s loans sold were $824.9 million, $1.3 billion and $935.7 million, including loans securitized and sold but not including loans originated by R&G Mortgage on behalf of Premier Bank.

FHA-insured and VA-guaranteed loans originated or purchased by the Company are generally packaged into pools of $1 million or more ($2.5 million to $5 million for GNMA serial notes) by R&G Mortgage. These securities are generally sold either directly or indirectly through securities broker-dealers, Premier Bank’s Trust Department or through R-G Investments, R&G Financial’s broker-dealer prior to the sale of certain of its assets to UBS PR in 2006 and its subsequent liquidation and dissolution as discussed above in “Explanatory Note”.

Conforming conventional loans originated or purchased by the Company are generally sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to securities broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides R&G Financial with flexibility in selling the mortgages that it originates or purchases and also provides income by increasing the value and marketability of the loans. Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements, or non-conforming loans, are generally originated on behalf of Premier Bank by R&G Mortgage and either retained in Premier Bank’s portfolio, sold to financial institutions or other private investors. For further information, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Status of Mortgage Banking Licenses.”

The Company engages in the sale or exchange of mortgage loans on both a recourse and non-recourse basis. Recourse sales often involve the sale of non-conforming loans to FNMA and FHLMC. R&G Financial estimates the fair value of the recourse obligation at the time mortgage loans are sold. At December 31, 2004, R&G Financial had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $664.6 million, as compared to $672.7 million and $853.9 million as of December 31, 2003 and 2002, respectively. As of December 31, 2004, 2003 and 2002, R&G Financial had reserves for possible losses related to its recourse obligations of $9.9 million, $9.7 million and $12.3 million, respectively. Historical losses on recourse obligations have not been significant.

Loan Servicing. R&G Financial acquires servicing rights through its mortgage loan originations (including originations on behalf of Premier Bank) and mortgage loan purchases from third parties as well as bulk purchases of servicing rights. The Company generally retains the rights to service mortgage loans that it has originated or purchased and subsequently sold, and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. The Company receives annual loan servicing fees ranging from 25 to 50 basis points on the outstanding principal of the loans serviced plus any late charges and, in some cases, prepayment penalties. In general, the Company’s servicing agreements are terminable by the investor for cause without penalty or after payment of a termination fee ranging from 50 to 100 basis points on the outstanding principal balance of the loans being serviced.

R&G Financial’s servicing portfolio has grown significantly over the past several years. At December 31, 2004, R&G Financial’s servicing portfolio totaled $11.4 billion and consisted of a total of 145,003 loans. These amounts include R&G Mortgage’s servicing portfolio totaling $8.5 billion, Premier Bank’s servicing portfolio totaling $17.9 million which includes $5.5 million of consumer real estate and $12.4 million of other non-residential loans and Crown Bank’s servicing portfolio totaling $2.9 billion. At December 31, 2004, R&G Financial’s servicing portfolio included $3.2 billion of loans owned by Premier Bank, $754.8 million of loans owned by R&G Mortgage and $874.6 million of loans owned by Crown Bank, or 28%, 7% and 8%, respectively, of the total servicing portfolio, respectively. Nearly all servicing of loans owned by Premier Bank and R&G Mortgage is performed by R&G Mortgage. Crown Bank services all loans it owns. Substantially all of the mortgage loans in R&G Financial’s servicing portfolio are secured by single (one-to-four) family residences. At December 31, 2004, approximately 75% of R&G Financial’s mortgage servicing portfolio was composed of mortgages secured by real estate located in Puerto Rico. Refer to “Explanatory Note — Subsequent Events — Restructuring and Divestitures” for information regarding the sale of Crown Bank’s servicing portfolio.

R&G Mortgage services all residential mortgage loans held in Premier Bank’s loan portfolio, except for a few pools of loans purchased from other financial institutions (including single-family residential loans retained by Premier Bank and certain commercial real estate loans). Premier Bank pays R&G Mortgage servicing fees with respect to the loans serviced by R&G Mortgage on behalf of Premier Bank. In addition, Premier Bank collects payments on loans serviced by R&G Mortgage. In connection therewith, R&G Mortgage pays Premier Bank a fee of between $0.50 and $1.00 per loan. Refer to “— Regulation — R&G Financial — Limitations on Transactions with Affiliates.”

R&G Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, R&G Financial may sell mortgage loan servicing rights from time to time.

The following table sets forth certain information regarding the total loan servicing portfolio of R&G Financial for the periods indicated:

(Dollars in Thousands)	At or for the Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Composition of Servicing Portfolio at End of Period:
Conventional and other mortgage loans (1)	$9,223,563	$8,317,318	$8,035,208
FHA/VA loans	2,180,740	2,625,503	2,956,736

Total servicing portfolio	$11,404,303	$10,942,821	$10,991,944

Activity in the servicing portfolio:
Beginning servicing portfolio	$10,942,821	$10,991,944	$7,224,571
Add: Loan originations and purchases	2,918,983	2,935,327	2,204,275
Servicing of loans portfolio acquired (2)	3,495	1,008,231	4,325,499
Less: Sale of servicing rights (3)	(191,914)	(255,814)	(229,587)

(Dollars in Thousands)	At or for the Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Run-off (4)	(2,269,082)	(3,736,867)	(2,532,814)

Ending servicing portfolio	$11,404,303	$10,942,821	$10,991,944

Number of loans serviced	145,003	147,981	158,659
Average loan size	$79	$74	$69
Average servicing fee rate	0.409%	0.431%	0.400%

(1)	Includes $4.9 billion, $3.3 billion, and $2.0 billion of loans owned by R&G Financial as of December 31, 2004, 2003, and 2002, respectively.
(2)	Includes $2.6 billion acquired in connection with the acquisition of Crown Bank in June 2002.
(3)	Includes loans sold, servicing released, by Continental totaling $191.9 million, $255.8 million and $229.6 million in 2004, 2003 and 2002, respectively.
(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

The following table sets forth certain information at December 31, 2004 regarding the number and aggregate principal balance of the mortgage loans serviced by R&G Financial for its loan portfolio and for third parties at various mortgage interest rates:

(Dollars in Thousands)	At December 31, 2004
	Portfolio Loans Serviced		Loans Serviced For Third Parties		Total Loans Serviced
	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance
	(As Restated)		(As Restated)		(As Restated)
Mortgage Interest Rate
Less than 4.99%	826	$169,883	4,855	$355,116	5,681	$524,999
5.00% - 5.49%	1,141	243,245	4,285	427,441	5,426	670,686
5.50% - 5.99%	7,722	1,139,731	9,071	868,932	16,793	2,008,663
6.00% - 6.49%	13,125	1,508,836	7,822	784,780	20,947	2,293,616
6.50% - 6.99%	10,004	994,777	12,960	982,937	22,964	1,977,714
7.00% - 7.49%	3,667	330,456	18,845	1,260,026	22,512	1,590,482
7.50% - 7.99%	2,446	183,341	18,056	965,830	20,502	1,149,171
8.00% - 8.49%	1,558	99,069	8,040	381,372	9,598	480,441
8.50% - 8.99%	1,646	89,044	7,544	298,442	9,190	387,486
9.00% - 9.49%	767	40,107	2,634	84,841	3,401	124,948
9.50% - 9.99%	771	25,993	2,066	49,987	2,837	75,980
10.00% or more	1,282	48,035	3,870	72,082	5,152	120,117

Total	44,955	$4,872,517	100,048	$6,531,786	145,003	$11,404,303

The primary means used by R&G Mortgage to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed R&G Financial to continue to increase the size of its servicing portfolio even in times of high prepayments.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require R&G Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 2004, 2003 and 2002, the monthly average amount of funds advanced by R&G Financial under such servicing agreements was $19.6 million, $16.1 million and $17.5 million, respectively. Funds advanced by R&G Financial pursuant to these arrangements are generally recovered by R&G Financial.

In connection with its loan servicing activities, R&G Financial holds escrow funds for the payment of real estate taxes and insurance premiums with respect to the mortgage loans it services. At December 31, 2004, R&G Financial held $124.3 million of such escrow funds, $72.0 million of which were deposited in Premier Bank, $52.2 million of which were deposited in Crown Bank and $101,000 of which were deposited with other financial institutions. The escrow funds on deposit at Crown Bank and Premier Bank lower the overall cost of funds, while the escrow funds deposited with other financial institutions serve as part of R&G Financial’s compensating balances which permit the Company to borrow funds from such institutions (pursuant to certain warehouse lines of credit) at rates that are lower than would otherwise apply. Refer to “— Sources of Funds — Borrowings.”

The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then-outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 2004, R&G Financial was servicing mortgage loans with an aggregate principal amount of $664.6 million on a recourse basis. During the last three years, losses incurred due to recourse servicing have not been significant.

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

The market value of, and earnings from, R&G Financial’s mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, income generated from the Company’s mortgage loan servicing portfolio may also decline. Conversely, as mortgage interest rates increase, the market value of the Company’s mortgage loan servicing portfolio may be positively affected. Refer to Note 3 to the Consolidated Financial Statements for a discussion of SFAS No. 140 and the treatment of servicing rights.

Mortgage Loan Delinquencies and Foreclosures. The following table shows the delinquency statistics for R&G Financial’s servicing portfolio at the dates indicated:

	December 31,
	2004		2003		2002
	Number of Loans	Percent of Servicing Portfolio	Number of Loans	Percent of Servicing Portfolio	Number of Loans	Percent of Servicing Portfolio
	(As Restated)		(As Restated)		(As Restated)
Loans delinquent for:
30 – 59 days	5,089	3.51%	5,106	3.45%	5,708	3.60%
60 – 89 days	1,601	1.10%	1,672	1.13%	1,696	1.07%
90 days or more	3,162	2.18%	3,559	2.41%	3,298	2.08%

	December 31,
	2004		2003		2002
	Number of Loans	Percent of Servicing Portfolio	Number of Loans	Percent of Servicing Portfolio	Number of Loans	Percent of Servicing Portfolio
	(As Restated)		(As Restated)		(As Restated)
Total delinquencies (1)	9,852	6.77%	10,337	6.99%	10,702	6.75%

Foreclosures pending (2)	2,573	1.77%	2,345	1.58%	2,199	1.39%

(1)	Includes at December 31, 2004 an aggregate of $162.2 million of delinquent loans serviced for Premier Bank, or 1.42% of the total servicing portfolio, $31.6 million of delinquent loans held by Crown Bank, or 0.28% of the total servicing portfolio, and $78.0 million of delinquent loans held by R&G Mortgage, or 0.68% of the total servicing portfolio.
(2)	At December 31, 2004, Premier Bank had foreclosures pending on $64.4 million of loans being serviced by R&G Mortgage, which constituted 0.6% of the servicing portfolio. Crown Bank had foreclosures pending on $1.3 million of loans it is servicing for its own portfolio, and R&G Mortgage had foreclosures pending on $60.0 million of loans it is servicing for its own portfolio at December 31, 2004.

While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Real estate owned as a result of foreclosures, or REO, arises primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 2004, 2003 and 2002, R&G Financial held REO with a book value of approximately $21.8 million, $19.4 million and $15.7 million, respectively. Sales of REO resulted in gains to R&G Financial of $3.7 million, $2.8 million and $400,000 during the years ended December 31, 2004, 2003 and 2002, respectively. There is no liquid secondary market for the sale of R&G Financial’s REO.

With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA and VA against foreclosure loans. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 2004. Under GNMA guidelines, R&G Mortgage is obligated to pay the security holders and to deposit in the central custodial account funds sufficient to enable the depository to withdraw timely monthly payments of principal and interest. R&G Mortgage is also obligated to make the payment and deposit without regard to whether it will be able to recover those payments from liquidation proceeds, insurance proceeds or late payments. This process creates an exposure to R&G Mortgage to the extent that interest is advanced to the certificate holders in excess of the interest recovered from FHA upon filing and settlement of a claim. Losses could arise for any interest shortage when the mortgage loan is liquidated, as a result of the settlement of the FHA claim, from foreclosure proceeds or if the mortgage loan is repurchased from the pool. The Company has recorded a reserve for losses on GNMA servicing-related payments of $5.6 million and $11.0 million as of December 31, 2004 and 2003, respectively. Such reserve is included in other liabilities in the Consolidated Financial Statements.

Currently, Crown Bank only services conventional loans, as opposed to FHA/VA loans. In transactions with FNMA and FHLMC, they are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer (except for recourse servicing). The funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company some of which may not be recovered. Such unrecovered expenses have been expensed when incurred.

Any significant adverse general economic developments could result in an increase in defaults or delinquencies on mortgage loans that are serviced by the Company or held by the Company pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans.

Investment Activities

General. R&G Financial’s securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments. The investment policy is reviewed and approved annually by the respective Boards of Directors of the Company’s banking subsidiaries and the Company’s Board of Directors. During 2004, the management of the securities portfolios of Premier Bank and Crown Bank was set in accordance with strategies developed by the Interest Rate Risk, Budget and Investments Committee and the Investment and Loan Committee, respectively. Beginning in late 2004, this strategic function has been performed by the Investment Committee and Asset/Liability Management Committee of each banking subsidiary.

As discussed under “— Mortgage Banking Activities,” R&G Mortgage is primarily engaged in the origination of mortgage loans and the securitization of such loans into mortgage-backed and related securities and the subsequent sale of such securities to securities broker-dealers and other investors in the secondary market. As a result of R&G Mortgage’s securitization activities, R&G Mortgage maintains a substantial portfolio of GNMA mortgage-backed securities. As of December 31, 2004, R&G Mortgage held tax-exempt GNMA mortgage-backed securities with a fair value of $250.6 million, which are classified as available for sale. At December 31, 2004, R&G Mortgage’s collateralized mortgage obligations, or CMOs, which are classified as available for sale, had an amortized cost of $1.4 million and a fair value of $926,000.

Under Premier and Crown Banks’ Investment Policies, the Company’s banking subsidiaries generally invest in U.S. Treasury obligations (with a maturity up to ten years), U.S. Agency obligations, FNMA, GNMA and FHLMC mortgage-backed certificates, investment grade municipal obligations (with a maturity of up to seven years), bankers’ acceptances and FHLB notes (with a maturity of up to five years), investment grade commercial paper (with a maturity of up to 9 months), federal funds (with a maturity of six months or less), time deposits in other financial institutions (including Eurodollar deposits), reverse repurchase agreements (with a maturity of six months or less), investment grade corporate bonds (with a maturity of five years or less) and certain mortgage-backed securities (with a weighted average life of less than ten years).

At December 31, 2004, the securities portfolios of the Company’s banking subsidiaries included $58.6 million of securities held to maturity, consisting principally of $3.4 million of GNMA mortgage-backed securities, $4.0 million of FHLMC and FNMA mortgage-backed securities, and $51.2 million of certain Puerto Rico Government obligations and other securities, all held by Premier Bank. At December 31, 2004, the securities portfolios of the Company’s banking subsidiaries classified as available for sale had a fair value of $3.3 billion, consisting principally of $46.2 million of GNMA mortgage-backed securities, $894.3 million of FHLMC and FNMA mortgage-backed securities, $1.5 billion of CMOs, $49.6 million corporate debt obligations and $850.9 million of U.S. Government and Agency securities. A substantial amount of securities held by Premier Bank are held by the Company’s international banking entity, for which interest income and gains on sales are tax-exempt.

Premier Bank’s Treasury Department from time to time engages in certain trading activities. At December 31, 2004, securities held for trading held by Premier Bank totaled $24.5 million, consisting of FHLMC mortgage-backed securities.

At December 31, 2004, $409.7 million or 11% of R&G Financial’s mortgage-backed and investment securities were pledged to secure various obligations of R&G Financial (excluding repurchase agreements).

The following table presents certain information regarding the composition and period to maturity of R&G Financial’s securities portfolio held to maturity as of the dates indicated below. The weighted average yield in the following table for both taxable and non-taxable obligations is calculated on an actual basis and not on a tax-equivalent basis. All of the securities in the following table are assets of the Company’s banking subsidiaries:

(Dollars in Thousands)	December 31,
	2004			2003
	Carrying Value	Fair Value	Weighted Average Yield	Carrying Value	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities held to maturity:
GNMA certificates: (1)
Due from one to five years	$2,431	$2,519	5.47%	$3,421	$3,579	5.47%
Due from five to ten years	342	348	5.83%	452	471	5.81%
Due over ten years	17,222	17,281	6.15%	24,114	24,174	6.15%

FNMA certificates:
Due over ten years	3,914	4,175	7.04%	4,786	5,015	7.03%

FHLMC certificates:
Due over ten years	62	61	4.97%	79	78	4.97%

Other investment securities held to maturity:
United States Agencies obligations: (2)
Due from one to five years	2,500	2,467	2.02%	1,997	1,997	1.03%

Puerto Rico Agencies obligations:
Due within one year	10,715	10,812	4.83%	558	567	5.85%
Due from one to five years	38,455	38,746	4.30%	31,846	33,088	4.91%
Due from five to ten years	2,000	2,005	4.10%	9,397	9,229	3.80%

Other Investments:
Due from one to five years	100	100	6.20%	100	100	6.20%

Total	$77,741	$78,514	4.89%	$76,750	$78,298	5.23%

(1)	Includes $16.6 million and $23.4 million as of December 31, 2004 and December 31, 2003, respectively, held by R&G Financial at the parent company level.
(2)	Includes $2.5 million and $2.0 million as of December 31, 2004 and December 31, 2003, respectively, held by R&G Financial at the parent company level.

(Dollars in Thousands)	December 31,
	2002
	Carrying Value	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities held to maturity:
GNMA certificates:
Due from one to five years	—	—	—
Due from five to ten years	$5,350	$5,513	5.50%
Due over ten years	33,563	33,609	6.15%

(Dollars in Thousands)	December 31,
	2002
	Carrying Value	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)
FNMA certificates:
Due over ten years	6,327	6,698	7.02%

FHLMC certificates:
Due over ten years	101	101	4.97%

Other investment securities held to maturity:
United States Agencies obligations:
Due within one year	997	997	1.75%
Due from one to five years	1,500	1,500	2.38%

Puerto Rico Agencies obligations:
Due within one year	—	—	—
Due from one to five years	26,586	26,804	5.40%
Due from five to ten years	1,000	1,005	5.05%

Other investments:
Due from one to five years	100	100	6.20%

Total	$75,524	$76,327	5.76%

The following tables present certain information regarding the composition and period to maturity of R&G Financial’s held for trading and available for sale mortgage-backed and investment securities portfolio as of the dates indicated below:

(Dollars in Thousands)	December 31,
	2004			2003
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities held for trading:
GNMA certificates	$8,706	$9,024	5.51%	$128	$127	6.63%
FHLMC	22,469	24,452	8.04%	31,134	33,476	8.03%

Investment securities held for trading:
Bank issued trust preferred securities	2,230	2,270	6.12%	4,594	4,650	6.53%
Preferred stock issued by other financial institutions	3,880	3,959	6.70%	—	—	—
Mutual funds	587	608	4.53%	5	5	6.68%
Puerto Rico municipal securities	65	68	6.99%	451	446	6.38%
Other	68	69	3.07%	9	9	6.74%

Total	$38,005	$40,450	7.15%	$36,321	$38,713	7.81%

(Dollars in Thousands)	December 31, 2002
	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities held for trading:
GNMA certificates	$13,843	$14,269	5.94%
FHLMC certificates	56,586	60,566	7.60%

Investment securities held for trading:
Bank issued trust preferred securities	—	—	—
Preferred stock issued by other financial institutions	—	—	—
Mutual Funds	—	—	—
Puerto Rico municipal securities	—	—	—
Other	—	—	—

Total	$70,429	$74,835	7.27%

(Dollars in Thousands)	December 31,
	2004			2003
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities available for sale:
Collateralized mortgage obligations (CMO):
Due from one to five years	$1,931	$1,941	4.02%	$4,083	$4,155	4.02%
Due from five to ten years	158,462	156,708	3.85%	19,096	19,051	3.53%
Due over ten years	1,345,894	1,334,609	4.18%	941,784	937,870	3.93%
CMO Residuals	3,418	3,766	18.68%	6,749	7,210	15.25%

FNMA certificates:
Due from one to five years	176	185	6.43%	—	—	—
Due from five to ten years	256,294	257,223	4.20%	97,981	97,105	3.83%
Due over ten years	287,964	293,166	5.04%	384,750	398,305	5.50%

FHLMC certificates:
Due from one to five years	904	922	5.26%	1,641	1,652	4.87%
Due from five to ten years	61,167	61,218	4.24%	20,307	19,955	3.19%
Due over ten years	268,020	281,564	6.39%	421,164	440,957	6.50%

GNMA certificates:
Due from one to five years	2,563	2,668	5.60%	25	27	7.50%
Due from five to ten years	7,376	7,703	6.70%	11,984	12,526	6.37%
Due over ten years	271,845	286,424	6.42%	332,057	349,829	6.51%

Other investment securities available for sale:
United States Agencies securities:
Due within one year	12,397	12,574	4.59%	62,528	63,113	3.78%
Due from one to five years	807,734	801,178	3.24%	399,263	398,026	3.05%
Due from five to ten years	19,650	20,184	5.37%	79,376	81,042	5.52%

(Dollars in Thousands)	December 31,
	2004			2003
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Corporate debt obligations:
Due within one year	13,494	13,362	2.70%	14,250	14,362	6.47%
Due from one to five years	35,048	36,251	6.34%	48,587	51,376	5.41%
Due over ten years	—	—	—	—	—	—

United States Municipal debt obligations:
Due from one to five years	68	69	5.20%	—	—	—
Due from five to ten years	2,904	2,914	3.43%	—	—	—

Due over ten years	12,794	13,105	4.27%	12,209	12,339	4.34%

Other Investments :
Due from one to five years	772	831	7.44%	—	—	—
Due from five to ten years	—	—	—	2,124	2,110	7.42%

Total	$3,570,875	$3,588,565	4.40%	$2,859,958	$2,911,010	4.80%

(Dollars in Thousands)	December 31,
	2002
	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities available for sale:
Collateralized mortgage obligations (CMO):
Due from one to five years	$4,988	$5,070	4.02%
Due from five to ten years	36,570	37,269	5.21%
Due over ten years	413,624	419,230	5.38%

CMO Residuals	8,711	9,242	16.19%

FNMA certificates:
Due from one to five years	—	—	—
Due from five to ten years	4,361	4,442	5.51%
Due over ten years	248,925	265,314	7.06%

FHLMC certificates:
Due within one year	4	4	6.60%
Due from one to five years	5,713	5,810	4.87%
Due from five to ten years	889	935	6.54%
Due over ten years	716,901	750,094	6.58%

GNMA certificates:
Due within one year	2,711	2,894	7.19%
Due from one to five years	—	—	—
Due from five to ten years	16,009	16,396	6.34%
Due over ten years	425,513	442,883	6.58%

(Dollars in Thousands)	Year Ended December 31,
	2002
	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)
Other (no stated maturity)	3,334	3,205	—

Other investment securities available for sale:

United States Agencies securities:
Due within one year	—	—	—
Due from one to five years	263,630	267,896	3.94%
Due from five to ten years	137,716	143,695	6.00%

Corporate debt obligations:
Due within one year	3,201	3,327	7.60%
Due from one to five years	52,792	55,283	6.10%
Due over ten years	5,675	5,714	6.34%

United States Municipal debt obligations:
Due from one to five years	—	—	—
Due from five to ten years	—	—	—
Due over ten years	5,362	5,356	4.16%

Other Investments:
Due from one to five years	49	49	—
Due from five to ten years	5,532	4,980	7.50%

Total	$2,362,210	$2,449,088	6.08%

The following table presents information regarding certain other investments of R&G Financial as of the dates indicated below:

(Dollars in Thousands)	December 31,
	2004			2003
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Other Equity Investments:
FHLB stock	$116,486	$116,486	2.33%	$100,460	$100,460	3.67%
Investment in R&G Capital Trusts (1)	11,598	11,598	—	4,639	4,639	—
Limited partnership interest (1)	2,031	2,031	—	2,514	2,514	—

Total	$130,115	$130,115	2.33%	$107,613	$107,613	3.67%

(Dollars in Thousands)	Year Ended December 31,
2002
	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)
Other Equity Investments:
FHLB stock	$84,337	$84,337	4.15%

(Dollars in Thousands)	Year Ended December 31,
	2002
	Amortized Cost	Fair Value	Weighted Average Yield
	(As Restated)	(As Restated)	(As Restated)
Investment in R&G Capital Trusts	1,082	1,082	—
Limited partnership interest	2,886	2,886	—

Total	$88,305	$88,305	4.15%

The following table presents certain information regarding the carrying values and fair value of securities held by R&G Financial where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity as of December 31, 2004.

(Dollars in Thousands)
Issuer	Type of Security (1)	Carrying Value	Fair Value
Trusts of Bank of America Mortgage Securities	Privately issued collateralized mortgage obligations	$64,934	$64,495
Trusts of Countrywide Home Loans Inc.	Privately issued collateralized mortgage obligations	80,499	80,302
Trusts of Wells Fargo Mortgage	Privately issued collateralized mortgage obligations	89,022	88,735
FHLB	Capital stock (2)	116,486	116,486

(1)	This table does not include securities of the U.S. Government or of U.S Government agencies and corporations. For information regarding the Company’s investments in such securities, refer to the tables immediately preceding this table.
(2)	Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest rate swaps outstanding. The stock is capital stock issued at $100 par. The estimated fair value of such investments is its redemption value determined by the ultimate recoverability of its par value.

Mortgage Backed Securities. A substantial portion of R&G Financial’s securities are held in mortgage-backed securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies such as GNMA and government sponsored entities) that pool and repackage the participation interests in the form of securities, to investors such as R&G Financial. Such government sponsored entities primarily include the FHLMC and FNMA.

FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored entities, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within HUD that is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans and the timely payment of principal and interest on GNMA securities is guaranteed by GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specified range and have varying maturities. The characteristics of the underlying pool of mortgages, e.g., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the holder of the mortgage-backed security. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally increase the quality of R&G Financial’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of R&G Financial.

Collateralized Mortgage Obligations. CMOs are a type of mortgage-backed security. R&G Financial’s securities portfolio includes CMOs. CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some of the Company’s CMOs are collateralized by loans or securities that are insured or guaranteed by FNMA, FHLMC or GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

Sources of Funds

General. R&G Financial and its mortgage and banking subsidiaries consider various sources of funds to fund their investment and lending activities and evaluate the available sources of funds in order to reduce R&G Financial’s overall funding costs. Deposits, repurchase agreements, warehouse lines of credit, notes payable, Federal Home Loan Bank, or FHLB, advances, junior subordinated notes and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in R&G Financial’s lending and investment activities and for other general business purposes. Historically, the Company had also engaged in transfers of mortgage loans to local financial institutions and other third-party investors. As a result of the restatement, a number of transactions which had originally been accounted for as sales were recharacterized as secured borrowings.

Deposits. Deposits are the major sources of funds for R&G Financial’s lending and other investment activities. Consumer and commercial deposits are attracted principally from within Puerto Rico, the Company’s primary market area, through the offering of a broad selection of deposit instruments, including passbook, negotiable order of withdrawal, or NOW, and Super NOW, checking and commercial checking accounts and time deposits ranging in terms from 7 days to 10 years. Included among these deposit products are $1.9 billion of time deposits with balances of $100,000 or more (often referred to as “jumbo CDs”), which amounted to 46% of R&G Financial’s total deposits at December 31, 2004. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.

The Company attempts to price its deposits in order to promote deposit growth. The Company regularly evaluates its internal costs of funds, surveys rates offered by competing institutions, reviews cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company obtains funds through brokers on a regular basis, and at December 31, 2004, the Company held $799.4 million of deposits acquired from money desks in the United States.

The principal methods the Company currently uses to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and deposits, including advertising.

The following table presents for the banking subsidiaries the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated:

(Dollars in Thousands)	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Passbook	$359,025	1.72%	$694,116	2.23%	$663,364	2.45%
NOW and Super NOW accounts	609,682	1.80%	411,862	2.15%	385,348	2.66%
Checking	111,633	—	153,967	—	62,616	—
Commercial checking (1)	308,821	—	320,174	—	266,257	—
Time deposits	2,486,904	3.39%	1,610,124	4.04%	1,262,538	4.72%

Total deposits	$3,876,065	2.62%	$3,190,243	2.80%	$2,640,123	3.26%

(1)	Escrow funds of the Company at December 31, 2004, 2003 and 2002 maintained with the Company’s banking subsidiaries amounted to $124.3 million, $141.5 million and $229.2 million, respectively.

The following table sets forth the maturities of time deposits having principal amounts of $100,000 or more at December 31, 2004:

(Dollars in Thousands)	Amount
(As Restated)
Time deposits maturing:
Three months or less	$383,607
Over three through six months	227,199
Over six through twelve months	447,074
Over twelve months	884,710

Total	$1,942,590

Borrowings. R&G Financial’s business requires continuous access to various funding sources, both short-term and long-term. R&G Mortgage’s primary source of short-term funds is sales of securities to investment dealers under agreements to repurchase those same (or fungible) securities at a later date, or repurchase agreements. The Company uses repurchase agreements to fund a majority of its investment securities portfolio.

In a repurchase agreement transaction, R&G Financial will generally sell an investment security, generally a mortgage-backed security, and agree to repurchase either the same or a substantially identical security on a specified later date (generally not more than 90 days) at a price less than the original sales price. The difference between the sale price and purchase price is the cost of the use of the proceeds. The securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which R&G Financial has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of R&G Financial’s securities in the normal course of their operations; however, where R&G Financial has agreed to repurchase the same securities, such dealers or third-party custodians hold the securities which are to be specifically repurchased by R&G Financial. Repurchase agreements represent a competitive cost funding source for R&G Financial. Nevertheless, R&G Financial is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral that exceeds the balance of the borrowing. In order to minimize this potential risk, R&G Financial only deals with large, established investment grade investment brokerage firms when entering into these transactions.

Repurchase transactions are accounted for as financing arrangements rather than as sales of securities. The obligations to repurchase such securities are reflected as a liability in R&G Financial’s Consolidated Financial Statements. As of December 31, 2004, R&G Financial had $3.0 billion of repurchase agreements outstanding, with a weighted average interest rate of 2.67%.

R&G Financial’s loan originations are also funded by borrowings under various warehousing lines of credit provided by various commercial banks, referred to as warehousing lines. At December 31, 2004, R&G Financial was permitted to borrow under such warehousing lines up to $233.4 million, $90.7 million of which was drawn upon and outstanding as of such date. The warehousing lines are used by R&G Financial to fund loan commitments and must generally be repaid within 180 days after the loan is closed or when payment from the sale of the funded loan is received, whichever occurs first. Until such sale closes, the warehousing lines provide that the funded loan is pledged to secure the outstanding borrowings. R&G Financial also funds certain of its operations with lines of credit partially or wholly collateralized by mortgage servicing rights and commercial loans, which we refer to as lines of credit and which, together with the warehousing lines, we refer to as credit facilities. At December 31, 2004, R&G Financial was permitted to borrow under such lines of credit up to $103.5 million, $30.9 million of which was drawn upon and outstanding as of such date. Certain of these credit facilities impose restrictions with respect to the maintenance of minimum levels of net worth and working capital and limitations on the amount of indebtedness and dividends which may be declared.

As previously disclosed, under the credit agreements for these credit facilities, R&G Mortgage is required to maintain its mortgage banking licenses and is subject to certain financial covenants. In addition, both the Company and R&G Mortgage are required to deliver audited financial statements to the lenders. The Company and R&G Mortgage have failed to comply with some of these requirements, including delivery of audited financial statements. During the restatement process, R&G Mortgage has obtained certain waivers of default under its credit facilities, both of which expired on October 31, 2007. The lenders have continued making advances under the warehousing facilities, but R&G Mortgage has agreed not to make any further draws under the working capital facilities at this time.

The Company is in the process of negotiating short-term extensions of these credit facilities but can give no assurance R&G Mortgage will be able to obtain such extensions under either or both of its credit facilities, or to obtain the further waivers that the Company would need if it is able to obtain such extensions.

The interest rate on funds borrowed pursuant to the credit facilities is based on LIBOR rates plus a negotiated margin. At December 31, 2004, the weighted average interest rate being paid by R&G Financial under its warehousing lines amounted to 3.75%, and the weighted average interest rate being paid by R&G Financial under its lines of credit amounted to 4.14%.

Although R&G Financial’s primary sources of funds are deposits, it also borrows funds on both a short-term and long-term basis. The Company obtains both fixed-rate and variable-rate short-term and long-term advances from the FHLB of New York and Atlanta through its banking subsidiaries. These advances are secured by certain of the Company’s residential first mortgage loans, commercial loans, securities and cash deposits, provided certain standards related to the credit-worthiness of the Company’s banking subsidiaries have been met. FHLB advances are available for general business purposes to expand lending and investing activities. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, the Company had access to $2.8 billion in advances from the FHLB and had $1.3 billion outstanding as of such date, which mature at various dates commencing in January 6, 2005 through March 2, 2011 and have a weighted average interest rate of 3.58%. At December 31, 2004, the Company had pledged to the FHLB investment securities and loans aggregating to $1.6 billion as collateral for the advances. The Company maintains collateral with the FHLB in excess of applicable requirements in order to facilitate any necessary future borrowings. The Company has also obtained funds by issuing trust preferred securities to the public. Refer to Note 2 and Note 15 to the Consolidated Financial Statements.

The following table sets forth certain information regarding the securities sold under agreements to repurchase, notes payable and FHLB advances of R&G Financial, some of which are short-term, at the dates indicated:

(Dollars in Thousands)	At or For the Year Ended,
	December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Securities sold under agreements to repurchase (1)(2):
Average balance outstanding	$2,516,704	$1,922,479	$1,497,786
Maximum amount outstanding at any month-end during the period	2,994,658	2,220,795	1,602,394
Balance outstanding at end of period	2,994,658	2,220,795	1,489,758
Weighted average interest rate during the period	2.27%	2.47%	3.19%
Weighted average interest rate at end of period	2.67%	2.23%	3.17%

Notes payable (2):
Average balance outstanding	$159,874	$209,349	$195,715
Maximum amount outstanding at any month-end during the period	174,001	225,947	204,673
Balance outstanding at end of period	121,666	199,929	204,673
Weighted average interest rate during the period	2.64%	2.60%	3.63%
Weighted average interest rate at end of period	3.84%	2.05%	3.01%

FHLB advances (2):
Average balance outstanding	$1,175,200	$1,028,900	$775,085
Maximum amount outstanding at any month-end during the period	1,298,600	1,129,600	940,725
Balance outstanding at end of period	1,298,600	1,129,600	940,725
Weighted average interest rate during the period	3.60%	3.91%	4.07%
Weighted average interest rate at end of period	3.58%	3.51%	4.23%

(1)	Balances exclude accrued interest.
(2)	Balances include a long-term component that could not be separated for presentation.

Trust and Investment Services

R&G Financial also provides trust and investment services through Premier Bank’s Trust Department. Services offered include custodial services, the administration of IRA accounts and the sale to investors of mortgage-backed securities guaranteed by GNMA. As of December 31, 2004, Premier Bank’s Trust Department administered trust accounts with aggregate assets of $444.2 million. Premier Bank receives fees based on the level and type of services provided. The administration of Premier Bank’s Trust Department is monitored by the Trust Committee of the Board of Directors of Premier Bank.

Broker-Dealer and Insurance Services

Prior to the 2006 sale of certain assets of the retail brokerage business and its subsequent liquidation and dissolution, R-G Investments, the Company’s wholly owned licensed broker-dealer subsidiary, was a NASD registered broker-dealer which offered fixed-income and other investment products to its clients, including customers of R&G Mortgage and Premier Bank.

The Company began insurance operations in November 2000 with its acquisition of Home & Property Insurance Corp. (now known as R-G Insurance Corporation), a Puerto Rico insurance agency, which provides insurance policies principally on residential properties to R&G Financial’s customers and, to a lesser extent, other parties. R-G Insurance Corporation sells primarily property, title, auto and life insurance to individuals and commercial entities.

During the years ended December 31, 2004, 2003 and 2002, R-G Investments generated $7.4 million, $4.2 million and $(442,000) of revenues (losses) net of interest expenses, respectively, representing 2%, 2% and 0.2% of total revenues, respectively, for such periods. In addition, the income (loss) before taxes amounted to $2.9 million, $937,000 and ($2.0) million for the years ended December 31, 2004, 2003 and 2002, respectively.

During the years ended December 31, 2004, 2003 and 2002, R-G Insurance generated $13.0 million, $11.3 million and $7.5 million in commission revenue, respectively, representing 4% of total revenue for each period. In addition, the income before income taxes amounted to $9.9 million, $8.7 million and $5.7 million for the same periods, respectively.

For additional information, refer to Note 31 to the Consolidated Financial Statements.

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

The Company

General. R&G Financial is a bank holding company that, in 2000, elected to become a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHCA. A financial holding company is a type of bank holding company. R&G Financial, as a financial holding company until it withdrew its election to be so treated (which became effective September 7, 2007), was subject to regulation and supervision by the FRB and the OCFI, and remains subject to their supervision as a bank holding company. R&G Financial is required to file a report of its operations quarterly to, and is subject to examination by, the FRB and the OCFI.

R&G Financial is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, as administered by the SEC. R&G Financial was listed on the NYSE under the trading symbol “RGF,” and was subject to the rules of the NYSE for listed companies. During the first quarter of 2007, due to the Company’s failure to comply with the reporting requirements of the NYSE for continued listing, the Company’s common stock was delisted from NYSE.

BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or another bank holding company, or increasing such ownership or control of any bank or bank holding company, without prior approval of the FRB.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Specifically, under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company if the FRB has determined such Company’s activities are so closely related to banking as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, such as R&G Mortgage, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services.

Limitations on Transactions with Affiliates. Transactions between depository institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a depository institution include, among other entities, the depository institution’s holding company and companies that are under common control with the depository institution. In general, subject to certain specified exemptions, a depository institution and its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates: (i) to an amount equal to 10% of the depository institution’s capital and surplus, in the case of covered transactions with any one affiliate; and (ii) to an amount equal to 20% of the depository institution’s capital and surplus, in the case of covered transactions with all affiliates.

A depository institution and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the depository institution or its subsidiary, as those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that, in good faith, would be offered or apply to non-affiliated companies. A “covered transaction” includes: (i) a loan or extension of credit to an affiliate, (ii) a purchase of, or an investment in, securities issued by an affiliate, (iii) a purchase of assets from an affiliate, with some exceptions, (iv) the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party and (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Under Regulation W: (i) a depository institution may not purchase a low-quality asset from an affiliate, (ii) covered transactions and other specified transactions between a financial institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices, and (iii) with some exceptions, each loan or extension of credit by a financial institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W exempts from the quantitative limits and collateral requirements transactions between “sister banks.” The sister bank exemption covers transactions between a bank and an FDIC-insured depository institution if the same company controls 80% or more of the voting securities of the bank and the depository institution. In addition, an operating subsidiary of an FDIC-insured depository institution is treated as part of the depository institution, for purposes of the definition.

In accordance with this exemption, from time to time, Premier Bank and Crown Bank buy and sell loans, including loan participations, and maintain deposits with each other. For information on further restrictions on transactions between R&G entities, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events” above.

Sections 22(h) and (g) of the Federal Reserve Act restrict loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater-than-10% stockholder of a depository institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the depository institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that is generally available to employees and does not give preferential treatment to directors, executives or principal stockholders. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a depository institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) places additional restrictions on loans to executive officers.

R&G Mortgage and Premier Bank are parties to various agreements, referred to as the Affiliated Transactions Agreements that address how each subsidiary would conduct itself in specifically delineated affiliate transactions. For a further discussion of these agreements, refer to “— General — Mortgage Banking” above.

Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and qualifying preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments, certain preferred stock not eligible to be included as Tier I capital, qualifying subordinated debt, qualifying intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due

(90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

Each of the Company’s subsidiary banks is subject to similar capital requirements adopted by its applicable regulatory agencies, as discussed below under “Banking Subsidiaries — Capital Requirements.” The risk-based capital requirements identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of non-traditional activities.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued limited inclusion of trust preferred securities as Tier I regulatory capital of bank holding companies. Currently, trust preferred securities and qualifying cumulative perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits following a five-year transition period. Under the final rule, as of March 31, 2009, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier I capital which are identified in the rule, may not exceed 25% of a bank holding company’s Tier I capital, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The rule will effectively limit the amount of trust preferred securities that may be included in Tier I capital. Management believes the adoption of the final rule will not have a significant effect on the Company’s regulatory capital ratios.

R&G Financial is in compliance with the above-described FRB regulatory capital requirements. For further information regarding R&G Financial’s regulatory capital ratios and a regulatory capital ratios table as of December 31, 2004, refer to Note 22 to the Consolidated Financial Statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Restatement Results—Effects of Restatement on Balance Sheet and Regulatory Capital.”

Financial and Managerial Support of Affiliated Institutions. Under FRB policy, R&G Financial will be expected to act as a source of financial strength to its banking subsidiaries and to commit resources to support them in circumstances when it might not do so absent such policy or when R&G Financial may not be in a financial position to do so. In addition, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Bank Secrecy Act and USA Patriot Act of 2001. The BSA and its implementing regulation is a tool the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activity reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, the institution could be subject to enforcement action or civil money penalties.

In October 2001, the USA Patriot Act of 2001, or the Patriot Act, was enacted in response to the terrorist attacks that occurred on September 11, 2001. The Patriot Act amended the BSA and broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to prosecute international money laundering and the financing of terrorism. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

In connection with the BSA and as a result of an examination of Premier Bank as of June 2004, in December 2004 the FDIC, the OCFI and Premier Bank entered into a Memorandum of Understanding, or the MOU, to correct and strengthen Premier Bank’s BSA and anti-money laundering programs. Under the terms of the MOU, Premier Bank is required, among other things, to enhance monitoring, reporting, and documentation, strengthen controls, revise policies, increase its audits and enhance the training of its personnel. On August 28, 2006, based upon improved controls and procedures implemented by Premier Bank, the FDIC and OCFI terminated the MOU.

Financial Services Modernization Legislation. The Gramm-Leach-Bliley Financial Services Modernization Act, signed into law in November 1999, revises and expands the existing provisions of the BHCA by including a new section that permits a bank holding company to elect to become a financial holding company, in order to engage in a full range of financial activities. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times well capitalized and well managed. R&G Financial elected to become a financial holding company in 2000.

Financial holding companies may engage in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and which does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHCA for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the FRB that it elects to be a financial holding company. A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements discussed under “Banking Subsidiaries — Capital Requirements.” A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination.

In order for a financial holding company to commence any new permitted activity, or to acquire a company engaged in any new permitted activity, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. Refer to “Banking Subsidiaries — Community Reinvestment Act and the Fair Lending Laws” below.

As of December 31, 2004, the Company relied on its financial holding company status to operate R-G Insurance as a direct subsidiary of the holding company and to have the ability to engage in certain activities described above. In view of the issues that the Company has faced since the announcement of its restatement, the Company filed a notice with the FRB withdrawing its election to be treated as a financial holding company, which became effective September 7, 2007. Accordingly, the Company has restructured its ownership of R-G Insurance. On July 24, 2007, Premier Bank received authorization from the OCFI to engage in the insurance agency business in Puerto Rico through the contribution of all the shares of capital stock of R-G Insurance from R&G Financial to Premier Bank. Effective September 7, 2007, R-G Insurance became a wholly owned subsidiary of Premier Bank. Following the corporate reorganization, the Company is only engaged in activities permitted by the BHCA for bank holding companies.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law in July 2002 and implements legislative reforms intended to address corporate and accounting improprieties. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.

The Sarbanes-Oxley Act includes additional public disclosure requirements and new corporate governance rules. The New York Stock Exchange also has adopted corporate governance rules that have been approved by the SEC.

The Sarbanes-Oxley Act addresses, among other matters: (i) audit committees, (ii) certification of financial statements by the chief executive officer and the chief financial officer, (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement, (iv) a prohibition on insider trading during pension plan black out periods, (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers, (vii) expedited filing requirements for Forms 4’s; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code, (ix) “real time” filing of periodic reports; (x) the formation of a public company accounting oversight board, (xi) auditor independence and (xii) various increased criminal penalties for violations of securities laws.

Banking Subsidiaries

General. Premier Bank is incorporated under the Puerto Rico Banking Act of 1933, as amended, or the Puerto Rico Banking Law, and is subject to extensive regulation and examination by the OCFI and the FDIC. Crown Bank is a federally chartered thrift and is subject to extensive regulation by the OTS and the FDIC. Both Premier Bank and Crown Bank are subject to certain requirements established by the FRB. The federal and Puerto Rico laws and regulations which are applicable to banks and thrift institutions regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the federal deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan and lease loss reserves for regulatory purposes. Any change in such regulation, whether by the OCFI, the FDIC, the OTS, the FRB, the U.S. Congress or Puerto Rico legislature, could have a material adverse impact on R&G Financial and its operations.

FDIC Insurance Premiums. The banking subsidiaries of the Company currently pay deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund, or SAIF, member institutions, such as Crown Bank and Bank Insurance Fund, or BIF, member institutions, such as Premier Bank. Under applicable regulations, institutions are assigned to one of three capital groups that is based solely on the level on an institution’s capital: “well capitalized,” “adequately capitalized” and “undercapitalized.” These three groups are then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered to be healthy to those that are considered to be of substantial supervisory concern. Premier Bank was classified as a “well capitalized” institution as of December 31, 2004 and was assessed and paid FDIC insurance premiums, as applicable, based on that classification. Crown Bank, prior to certain restatement adjustments, was similarly classified, and was assessed and paid FDIC insurance premiums, as applicable, on that basis.

The FDIC may terminate the deposit insurance of any insured depository institution, including Premier Bank or Crown Bank, if it determines after a hearing that the institution has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Premier Bank’s or Crown Bank’s deposit insurance.

The Federal Deposit Insurance Act, as amended, or the FDIA, provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Additionally, FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

From time to time, new laws are proposed that, if enacted, could have an effect on the financial institutions industry. If any of these proposals (or other potential proposals to expand or contract the powers of bank holding companies and depository institutions or to substantially change the financial institution regulatory system) eventually become law, they could have an effect on R&G Financial’s operations and the way it conducts business.

On February 8, 2006 the President of the United States signed the Federal Deposit Insurance Reform Act of 2005, or the Reform Act. The Reform Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund, or DIF, an increase in the maximum amount of insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

For 2006, premiums related to deposits assessed by both the BIF and the SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits. In recent years, well capitalized and well managed banks have paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.

Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose to the deposit insurance system. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10 billion to $30 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of R&G Financial’s banking subsidiaries of 7 to 10 basis points per $100 of deposits. R&G Financial’s banking subsidiaries have available an FDIC credit to offset future assessments. Significant increases in the insurance assessments of our bank subsidiaries will increase our costs once the credit is fully utilized.

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks that, like Premier Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above. The FDIA, among other things, requires federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements.

The FDIC’s capital regulations establish a minimum Tier I leverage capital requirement of 3.0% for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of a ratio of total capital (which is defined as Tier I capital) and supplementary capital (Tier II capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2004, Premier Bank met each of its capital requirements.

Under OTS capital regulations, an institution is well capitalized if it has a total risk-based capital ratio of at least 10.0%, a Tier I risk-based capital ratio of at least 6.0% and a leverage ratio of at least 5.0% and is not subject to any order or written directive by the federal regulatory authorities to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of at least 8.0%, a Tier I risk-based capital ratio of at least 4.0% and a leverage ratio of at least 4.0% (or 3.0% if it has a composite rating of “1” and is not experiencing or anticipating significant growth). The regulation also establishes three categories for institutions with lower ratios: undercapitalized, significantly undercapitalized and critically undercapitalized. As described above, as a result of certain restatement adjustments affecting Crown Bank, Crown Bank had not met, as of December 31, 2004, certain of the capital adequacy requirements to which it is subject. During 2005, Crown Bank received capital contributions from the Company which allowed it to meet the minimum ratios for capital adequacy purposes and Crown Bank was classified as “well capitalized” as of December 31, 2006.

OTS capital regulations also require savings associations to meet three additional capital standards: (i) tangible capital equal to at least 1.5% of total adjusted assets, (ii) leverage capital (core capital) equal to 4.0% of total adjusted assets, and (iii) risk-based capital equal to 8.0% of total risk-weighted assets. These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. Crown Bank is not subject to any such individual minimum regulatory capital requirement.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or the BIS. The BIS is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004 (subsequently amended in November 2005), the BIS released a proposal to replace its 1988 capital accord with a new set of guidelines. The new capital accord, which is often referred to as the Basel II accord, would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk.

On September 30, 2005, the U.S. banking regulators delayed the United States implementation of the Basel II accord by one year. The current United States implementation timetable consists of parallel calculations under the current regulatory capital regime (Basel I) and the Basel II accord, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have also reserved the right to change how the Basel II accord is applied in the United States, and retain the existing “prompt corrective action” and leverage capital requirements applicable to U.S. banking organizations.

R&G Financial may be required to comply with, or decide to adopt, the Basel II accord, as proposed to be implemented in the United States. The Basel II accord would, among other things, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II accord also places greater reliance on market discipline than current standards. The Basel II accord standards will be mandatory with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more, and optional for other banking organizations. As a bank holding company, the threshold for mandatory adoption is determined by reference to the consolidated company.

Opting into the Basel II accord standard would require R&G Financial to implement advanced measurement techniques employing internal estimates of certain key risk drivers to derive capital requirements. Opting into the Basel II accord may also require meeting more onerous computational requirements. Prior to implementation of the new capital regime, a bank holding company will be required to demonstrate to its primary federal regulator that its measurement approaches meet relevant supervisory standards. U.S. regulators have proposed an effective date of January 1, 2009 for Basel II, with a gradual phase-in schedule. If R&G Financial does not adopt the Basel II accord voluntarily, it will remain subject to existing risk-based capital requirements, or, when adopted, the Basel 1A standards described below.

In December 2006, the bank regulatory agencies issued a revised notice of proposed rulemaking with respect to a new regulatory capital framework, or Basel 1A, which will be available to banking organizations that are not required to adopt, and have not elected to adopt, the Basel II framework. R&G Financial may implement the Basel 1A framework once it has been finalized and an implementation date is established, unless it has adopted the Basel II accord. Among the key issues under consideration in connection with Basel 1A are the use of loan-to-value ratios to determine risk weights for most residential mortgages, an increase in the number of risk weight categories to which credit exposures may be assigned; expansion of the use of external credit ratings for certain externally rated exposures, expansion of the range of collateral and guarantors that may qualify an exposure for lower risk weights, and assessment of a risk-based capital charge to reflect the risk in securitizations with early amortization provisions.

At this time, R&G Financial cannot predict the final form the Basel 1A capital framework will take, when it will be implemented, the effect that it might have on R&G Financial’s financial condition or results of its operations, or how these effects might impact R&G Financial. R&G Financial is monitoring the evolution of the Basel 1A capital framework, its potential impact on the Company and its banking subsidiaries, and the industry at large.

The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to R&G Financial and its subsidiaries.

Brokered Deposits. FDIC regulations adopted under the FDIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless it is (i) well capitalized or (ii) adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. As of December 31, 2004, the Company placed substantial reliance on brokered deposits, and this reliance has increased during the restatement. If the Company were unable to receive brokered deposits, it would have a material adverse effect on the Company; however, the Company does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Premier Bank or Crown Bank.

Activities and Investments. The activities and equity investments of FDIC-insured, state-chartered banks (which under the FDIA include banking institutions incorporated under the laws of Puerto Rico) are generally limited to those permitted under applicable state laws and are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary or (ii) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Puerto Rico Banking Law. As a commercial bank chartered under the Puerto Rico Banking Law, Premier Bank derives its lending, investment and other powers primarily from the applicable provisions of the Puerto Rico Banking Law and the regulations promulgated thereunder by the OCFI. Premier Bank is subject to regulation, examination and supervision by the OCFI, which, among other things, contains provisions governing the incorporation and organization of banks, rights and responsibilities of directors, officers and stockholders as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of banks and their affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Puerto Rico Banking Law. The OCFI generally examines Premier Bank on an annual basis.

The Puerto Rico Banking Law requires that at least 10% of the annual net income of Premier Bank be credited to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total paid-in capital on common and preferred stock of Premier Bank. As of December 31, 2004, Premier Bank’s capital reserve fund was $28.6 million.

The Puerto Rico Banking Law also provides that when a bank suffers a loss, the loss is first charged against the undistributed profits of the bank, and the remaining balance, if any, is charged against the reserve fund. If there is no reserve fund sufficient to cover the balance in whole or in part, the outstanding amount is charged against the capital account of the bank and no dividend may be declared by the bank until the capital has been restored to its original amount and the reserve fund to 20% of the original capital of the bank.

The Puerto Rico Banking Law further requires every bank to maintain a legal reserve which may not be less than 20% of its demand liabilities, except government deposits (federal, commonwealth and municipal), which are secured by actual collateral. The OCFI can, by regulation, increase the reserve requirement to 30% of demand liabilities. The reserve is required to be made up of any of the following instruments or any combination of them: (i) legal tender of the United States (ii) checks drawn on banks or trust companies located in Puerto Rico, to be presented for collection during the day following that on which they are received (iii) money deposited in other banks provided those deposits are authorized by the OCFI, subject to immediate collection and (iv) federal funds sold and securities purchased with agreements to resell, provided the funds are repaid on or before the next day.

The Puerto Rico Banking Law also requires change of control filings. If as a result of a sale or transfer, any person or entity will own, directly or indirectly, 5% or more of the outstanding voting capital stock of a bank, the acquiring party must inform the OCFI of the details not less than 60 days prior to the date of the transfer. The transfer requires the approval of the OCFI if it results in a change of control of a bank. Under the Puerto Rico Banking Law, a change of control is presumed if an acquirer who did not own more than 5% of the voting capital stock before the transfer exceeds 5% after the transfer.

The Puerto Rico Banking Law generally restricts the amount a bank can lend to a single borrower. The Puerto Rico Banking Law prohibits one or more loans to the same person, firm, partnership, corporation or related parties financially dependent, in an aggregate amount that exceeds 15% of the bank’s paid-in capital and reserve fund and of such other components as the OCFI may permit from time to time. As of December 31, 2004, the legal lending limit of Premier Bank under these provisions was approximately $61.8 million. After all restatement-related adjustments, such lending limit was reduced to $54.1 million. Loans guaranteed by collateral having a fair value of at least 25% more than the loan amount are not subject to the 15% limitation but are subject to a limitation of one-third of the bank’s paid-in capital and reserve fund and of such other components as the OCFI may permit from time to time. If the institution is “well capitalized” under FDIC regulations and has received a rating of “1” on its last regulatory examination, the OCFI has permitted the 15% legal lending limit (as well as the one-third legal lending limit in the case of loans secured by collateral worth at least 25% more than the amount of the loan) to be computed based on the bank’s paid-in capital, reserve fund and 50% of its retained earnings. Institutions rated “2” in their last regulatory examination may include the additional 50% of retained earnings component in their legal lending limit only with the previous authorization of the OCFI. The legal lending limits for Premier Bank for loans secured by collateral with a fair value of at least 25% more than the amount of the loan was approximately $137.4 million as of December 31, 2004. After all restatement-related adjustments, such lending limit was reduced to $119.0 million. These restrictions are not applicable to loans to a subsidiary of Premier Bank, or loans that are wholly secured by bonds, securities or other evidences of indebtedness of the United States or of Puerto Rico, or by current debt bonds, not in default, of authorities, instrumentalities and dependencies of Puerto Rico or its municipalities. Loans to non-banking affiliates of Premier Bank are subject however to the lending limitations set forth in Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated by the FRB.

As a result of the investigation conducted in connection with the restatement, a mortgage loan purchase by Premier Bank from another financial institution that was previously reported as a purchase of residential mortgage loans is now reflected as a commercial loan secured by mortgages. Such loan amounted to $200.0 million at December 31, 2004. The impact of such transaction under loan-to-one-borrower limitations applicable to Premier Bank is not clear. As a result, Premier Bank had requested from the OCFI a temporary waiver from compliance with the applicable loan-to-one borrower limitations, to the extent applicable. Although Premier Bank never received a response to this request, all transactions in which Premier Bank could be deemed to have exceeded loan-to-one-borrower limitations have now been restructured and thus Premier Bank is now in compliance with the these limitations.

The Puerto Rico Banking Law also authorizes Premier Bank to conduct certain financial and related activities directly or through subsidiaries. The Puerto Rico Banking Law prohibits Puerto Rico banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is necessary to prevent losses because of a debt previously contracted in good faith. The stock so purchased must be sold in a private or public sale within one year from the date of purchase. Premier Bank may also repurchase its own stock for the purpose of reducing its capital, subject to the approval of the OCFI.

The rate of interest that Premier Bank may charge on mortgage and other types of loans to individuals and unincorporated businesses is subject to Puerto Rico’s usury laws as administered by the Puerto Rico Finance Board. The Puerto Rico Finance Board is composed of the Commissioner of Financial Institutions of Puerto Rico; the Presidents of the Government Development Bank for Puerto Rico, the Economic Development Bank for Puerto Rico and the Puerto Rico Planning Board; the Puerto Rico Secretaries of Commerce and Economic Development, Treasury and Consumer Affairs; the Commissioner of Insurance; and the President of the Public Corporation for Insurance and Supervision of Puerto Rico Cooperatives. It has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth, and promulgates regulations that specify maximum rates on various types of loans to individuals.

Rather than setting a maximum legal interest rate, current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans, but excluding certain other personal and commercial loans secured by mortgages on real property) is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is presently no maximum rate for retail installment sales contracts or for credit card purchases. The origination and discount charges on residential mortgage loans may not exceed 6% of the loan amount.

International Banking Center Regulatory Act of Puerto Rico, or the IBE Act. The business and operations of R-G Premier International Bank (a division of Premier Bank) and R-G International Corporation, a direct subsidiary of R&G Financial Corporation, are subject to supervision, examination and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity, or an IBE, may be initiated without the prior approval of the OCFI, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI, or the IBE Regulations, limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets and liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and Regulations, the Company’s IBEs must maintain books and records of all their transactions in the ordinary course of business. They are also required to submit quarterly and annual reports of their financial condition and results of operations to the OCFI, including annual audited financial statements. The Company is not currently in compliance with this requirement.

The IBE Act empowers the OCFI to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of the IBE’s license, or if the OCFI finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In January 2004, the IBE Act was amended to impose income taxes at normal statutory rates on each IBE that operates as a unit of a bank, such as R-G Premier International Bank, if the IBE’s net income generated after December 31, 2003 exceeds 40% of the Bank’s net income in the taxable year commenced on July 1, 2003 to June 30, 2004, 30% of the Bank’s net income in the taxable year commencing on July 1, 2004 to June 30, 2005, 20% of the Bank’s net income in the taxable six-month period commencing on July 1, 2005 to December 31, 2005 and 20% of the Bank’s net income in the taxable year commencing on January 1, 2006 to December 31, 2006, and thereafter. It does not impose income taxation on an IBE that operates as a subsidiary of a bank or bank holding company. For the year ended December 31, 2004 and as a result of the aforementioned limitation, the Company had approximately $6.8 million of income generated from its IBE that was taxed at normal statutory rates.

Puerto Rico Insurance Code. R-G Insurance Corporation is licensed as an insurance agency by the Office of the Commissioner of Insurance of Puerto Rico, or the Puerto Rico Insurance Commissioner. As such, it is subject to regulation, examination and supervision by the Puerto Rico Insurance Commissioner. The applicable regulations relate to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers.

Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal and Puerto Rico banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, each as defined by the relevant regulator. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for an enforcement action, including misleading or untimely reports filed with regulatory authorities.

Regulations Applicable to Crown Bank. Crown Bank is subject to the lending limits applicable to national banks. With limited exceptions, the maximum amount that a federal savings bank or a national bank may lend to any borrower, including related entities of the borrower, at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. As a result of the restatement, Crown Bank’s loans-to-one-borrower limit was reduced from $19.3 million to $15.3 million at December 31, 2004, based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, Crown Bank had 6 lending relationships with an aggregate outstanding principal balance of $110.8 million which exceeded in each case the restated loan-to-one borrower limit, all of which were performing in accordance with their terms as such date. No lending relationship exceeded the loan-to-one borrower limit at September 30, 2007.

Federal savings banks must also meet a qualified thrift lender test, or QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified by the Home Owners Loan Act of 1933, or HOLA, or by meeting the definition of a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, or the Code. Qualified thrift investments are primarily residential mortgages and related investments, including mortgage related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a federal savings bank. As of December 31, 2004, Crown Bank was in compliance with its QTL test requirement.

Community Reinvestment Act and the Fair Lending Laws. Premier Bank and Crown Bank have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods consistent with safe and sound banking practice. The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and acquisitions and the denial of applications. An institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the applicable federal regulatory agencies or the Department of Justice taking enforcement actions against the institution. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are assigned ratings. Based on their most recent examinations, Premier Bank and Crown Bank each received a satisfactory rating with respect to performance pursuant to the Community Reinvestment Act.

Federal Home Loan Bank System. Premier Bank and Crown Bank are members of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, each of Premier Bank and Crown Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or (ii) 5% of its FHLB advances or borrowings. At December 31, 2004, Premier Bank and Crown Bank each met the required investment in FHLB stock, with each holding $94.1 million and $22.4 million in stock of the FHLB of New York and FHLB of Atlanta, respectively.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW accounts) and non-personal time deposits. At December 31, 2004, Premier Bank and Crown Bank were in compliance with these requirements.

Privacy. In accordance with the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Dividend Restrictions. The payment of dividends to R&G Financial by its banking subsidiaries may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The FRB has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, as described above, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act, or FDICIA.

Pursuant to the Orders and the Crown Order discussed above under “Explanatory Note — Subsequent Events — Other Subsequent Events — Regulatory Orders,” each of R&G Financial and its banking subsidiaries must receive permission from its applicable regulator prior to declaring or making any dividends or payments on their outstanding securities. In requesting approval for such payments, the Company must provide current and projected information on consolidated earnings, cash flow, capital, asset quality and allowance for loan and lease loss needs of Premier Bank and Crown Bank as well as information regarding the sources of funds for such payments and must demonstrate that the proposed payment will not have an unacceptable impact on capital, cash flow, concentrations of credit, asset quality and allowances for loan losses. Crown Bank may pay RAC up to $5.0 million annually to fund RAC’s trust preferred obligations, without the need for prior regulatory approval, so long as Crown Bank remains well capitalized following such payment.

Mortgage Banking Subsidiaries

Federal Regulation of Mortgage Banking Business. The mortgage banking business conducted by R&G Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, GNMA, HUD and RHS with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations also applied to the mortgage banking business conducted by The Mortgage Store, prior to its 2006 merger into R&G Mortgage, and Continental, prior to the 2005 Continental disposition. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and, with respect to VA loans, fix maximum interest rates. Moreover, lenders are required annually to submit to FNMA, FHA, FHLMC, GNMA, VA, HUD and RHS audited financial statements, and each regulatory entity has its own financial requirements. As described above under “Explanatory Note — Subsequent Events — Other Subsequent Events — Status of Mortgage Banking Licenses,” R&G Mortgage has received a number of notices regarding the status of its mortgage banking authorizations, and the Company is taking steps to address the issues posed by the actions described in those notices, including the potential authorization of Premier Bank to engage in certain of the lending functions regulated by these entities, the potential transfer of portions of R&G Mortgage’s servicing operations to Premier Bank, subject to all necessary regulatory approvals, as well as the sale of its FNMA servicing portfolio to a FNMA-approved mortgage servicer by a deadline which has now been extended to November 30, 2007. If the Company is not successful in these efforts, such failure would have a material adverse effect on the Company.

The affairs of the Company’s mortgage banking subsidiaries are also subject to supervision and examination by FNMA, FHA, FHLMC, GNMA, HUD, RHS and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder.

Mortgage loan production activities are subject to the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act provides consumers a three-day right to cancel certain credit transactions, including the refinancing of any mortgage or junior mortgage loan on a consumer’s primary residence.

R&G Financial’s mortgage subsidiaries are required to comply with the Equal Credit Opportunity Act of 1974, as amended, or ECOA, and Regulation B promulgated thereunder, which prohibit lenders from discriminating against applicants on the basis of race, color, sex, age or marital status, and restrict creditors from obtaining certain types of information from loan applicants. These requirements mandate certain disclosures by lenders regarding consumer rights and require lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loan increases as a result of information obtained from a consumer credit agency, another statute, The Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with the name and address of the reporting agency.

The Federal Real Estate Settlement Procedures Act, imposes, among other things, limits on the amount of funds a borrower can be required to deposit in any escrow account for the payment of taxes, insurance premiums or other charges.

Puerto Rico and State Regulation of Mortgage Banking Business. R&G Mortgage is, and The Mortgage Store prior to its 2006 merger into R&G Mortgage was, also subject to regulation by the OCFI with respect to, among other things, licensing requirements, maximum origination fees on certain types of mortgage loan products, and the recordkeeping, examination and reporting requirements of the Puerto Rico Mortgage Banking Institutions Law, or Mortgage Banking Law. R&G Mortgage is and The Mortgage Store was licensed by the OCFI as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed each year. In the past, R&G Mortgage has not had any difficulty in renewing its authorization to act as a mortgage banking institution and The Mortgage Store did not have any such difficulty prior to its 2006 merger into R&G Mortgage. Management is unaware of any existing practices, conditions or violations which would result in R&G Mortgage being unable to receive such authorization in the future. R&G Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts business.

The Mortgage Banking Law requires the prior approval of the OCFI for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in change of control, the OCFI is obligated to make such inquiries as it deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the OCFI whether or not to authorize a proposed change of control is final and non-appealable.

As is the case with Premier Bank, the rate of interest that the Company’s mortgage banking subsidiaries may charge on mortgage loans to individuals may be subject to certain limitations under Puerto Rico law. Such laws are administered by the Finance Board that promulgates regulations that specify maximum rates on various types of loans to individuals.

Broker-Dealer Business

General. As a registered broker-dealer, R-G Investments, prior to the sale of certain of its assets to UBS PR in 2006 and its subsequent liquidation and dissolution, was subject to regulation and examination by the SEC, the OCFI and the NASD, which could have affected its manner of operation and profitability. Such regulations cover a broad range of subject matters. Rules and regulations for registered broker-dealers cover such issues as: net capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions.

R-G Investments was subject to the net capital requirements set forth in Rule 15c3-1 of the Exchange Act. The net capital requirements measure the general financial condition and liquidity of a broker-dealer by specifying a minimum level of net capital that a broker-dealer must maintain, and by requiring that a significant portion of its assets be kept liquid. If R-G Investments failed to maintain its minimum required net capital, it would have been required to cease executing customer transactions until it came back into compliance. This could also have resulted in R-G Investments losing its NASD membership, its registration with the SEC, or require a complete liquidation.

The SEC’s risk assessment rules also applied to R-G Investments as a registered broker-dealer. These rules require broker-dealers to maintain and preserve records and certain information, describe risk management policies and procedures, and report on the financial condition of affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

In addition to federal registration, state securities regulators require the registration of certain broker-dealers. R-G Investments was registered with the OCFI as a securities broker-dealer under the Puerto Rico Uniform Securities Act.

Violations of federal, state or NASD rules or regulations could have resulted in the revocation of broker-dealer licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from R-G Investments. As more fully discussed above in “Explanatory Note – Other Subsequent Events – Restructuring and Divestitures,” the Company completed the winding up of R-G Investments’ operations on June 29, 2007 following the sale of certain assets of R-G Investments’ retail brokerage business to UBS PR in late 2006.

Additional Financial Disclosure

For additional financial disclosure relevant to bank holding companies, please refer to the following:

For information regarding the distribution of assets, liabilities and stockholders’ equity of R&G Financial on a consolidated basis and for information regarding net interest earnings, refer to the discussion and accompanying tables under the section captioned “Net Interest Income” included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For selected balance sheet data and information regarding return on equity and assets, refer to the “Selected Financial Ratios” information included in Item 6 “Selected Financial Data.”

Available Information

The Company’s Internet address is www.rgonline.com. The Company makes available free of charge through the Investor Relations section of its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the SEC.

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including without limitation the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Company’s Code of Ethics is posted in the Investor Relations section of the Company’s website, and is available in print free of charge to any stockholder who requests it. Certain substantive amendments to, or waivers from, a provision of the Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, will be posted on the Company’s website and disclosed, as required, on a Form 8-K.

Also posted in the Investor Relations section of the Company’s website, and available in print to any stockholder who requests it, are the Company’s Audit Committee Charter and Corporate Governance Guidelines.

Written requests for copies of the Company’s Code of Ethics, Audit Committee Charter or Corporate Governance Guidelines should be directed to: Andrés I. Pérez, R&G Financial Corporation, R-G Plaza, 290 Jesús T. Piñero Avenue, Hato Rey, San Juan, Puerto Rico 00918.

ITEM 3:	LEGAL PROCEEDINGS

Securities Class Action Lawsuits. Following the April 25, 2005 announcement of the restatement, the Company and certain of its officers and directors were named as defendants in eight putative securities class actions filed by shareholders in the U.S. District Court for the Southern District of New York and the District of Puerto Rico, alleging violations of the federal securities laws. These actions have all been consolidated in the Southern District of New York before the Honorable John E. Sprizzo and an amended and consolidated complaint was filed on February 27, 2007. A motion to dismiss the amended complaint was filed on May 4, 2007. That motion was denied on September 10, 2007 and the Company filed an answer to the amended complaint on October 12, 2007. These lawsuits, brought on behalf of shareholders who purchased the Company’s securities as early as January 21, 2003 and as late as February 13, 2007, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period and mischaracterizing certain mortgage loan transfers as sales rather than secured borrowings. These lawsuits seek unspecified compensatory damages, costs and expenses.

Shareholder Derivative Lawsuits. Certain officers, directors and former officers and directors of the Company were also named as defendants in five shareholder derivative actions filed in the U.S. District Court for the Southern District of New York and the District of Puerto Rico between June 2, 2005 and October 5, 2005. These derivative actions purport to bring claims on behalf of the Company based principally on allegations that the Company’s officers and directors breached their fiduciary duties by allowing the Company to use inadequate procedures and financial controls in connection with the Company’s financial statements and made misstatements to the public concerning the Company’s financial controls and financial performance. Four of these derivative actions have been consolidated in the Southern District of New York before the Honorable John E. Sprizzo. An amended and consolidated complaint has not yet been filed. The fifth shareholder derivative action was voluntarily dismissed by the plaintiff on September 6, 2006, after R&G Financial successfully moved to have the action transferred from the District of Puerto Rico to the Southern District of New York. The relief sought in these derivative actions includes unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ profits, benefits and compensation, equitable and/or injunctive relief, costs and other expenses.

Other Lawsuits. The Company is involved in a number of lawsuits arising in the ordinary course of business.

The Company cannot predict the outcome of the matters described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to R&G Financial of these matters. Accordingly, no reserve is being established in the Company’s financial statements at this time. Management cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of the Company.

Other Legal Matters. On April 26, 2005, the SEC informed the Company that it was conducting an informal investigation into R&G Financial’s accounting and disclosure practices related to the April 25, 2005 announcement that it would restate its financial results, and the underlying issues related to the restatement. Subsequently, the SEC issued a formal order of investigation in connection with the previously announced informal inquiry into R&G Financial’s restatement of its consolidated financial statements and the Company received a subpoena from the SEC on October 21, 2005 relating to this investigation. The Company is cooperating with the SEC in connection with this investigation.

The Company is also responding to inquiries and requests for documents from the FRB and the other banking regulators of the Company and its subsidiaries and from the United States Attorney for the Southern District of New York regarding the issues arising from the restatement and internal controls. R&G Financial is cooperating with these inquiries and requests.

PART II

ITEM 6:	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data for each of the five years in the periods ended December 31, 2004, 2003, 2002, 2001 and 2000, each as restated. This information should be read in conjunction with R&G Financial’s Consolidated Financial Statements and the related notes thereto.

(Dollars in Thousands, except for share data)	Year ended December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Selected Income Statement Data:
Interest income	$531,266	$433,351	$366,411	$303,894	$263,895
Interest expense	263,525	212,866	199,166	198,356	198,846

Net interest income	267,741	220,485	167,245	105,538	65,049
Provision for loan and lease losses	24,688	14,034	17,816	10,776	6,025

Net interest income after provision for loan and lease losses	243,053	206,451	149,429	94,762	59,024

Net gain on loan sales and fees	14,522	32,683	41,715	22,894	21,458
Trading (losses) gain	(3,510)	(4,087)	(16,943)	(7,497)	721
Net gain (loss) on sale of securities available for sale	6,620	1,360	2,803	20,088	(1,167)
Servicing income (loss), net	15,559	18,143	(11,963)	5,961	16,968
Commissions, fees and other income	36,154	28,309	17,227	12,571	7,001

Total non-interest income	69,345	76,408	32,839	54,017	44,981

Non-interest expenses	199,014	172,443	134,955	95,351	72,970

Income before income taxes and cumulative effect of change in accounting principle	113,384	110,416	47,313	53,428	31,035
Income tax expense (1)	(21,104)	(20,598)	(5,825)	(10,065)	(7,000)

Income before cumulative effect of change in accounting principle	92,280	89,818	41,488	43,363	24,035
Cumulative effect of change in accounting principle, net of tax	—	—	—	(323)	—

Net income	$92,280	$89,818	$41,488	$43,040	$24,035

Net income available to common shareholders	$76,396	$73,934	$26,533	$33,120	$18,397

Cash Dividends Declared:
Common stock	$20,061	$15,011	$11,003	$7,897	$5,811

Preferred stock	$15,884	$15,884	$14,955	$9,920	$5,638

Per Common Share Data:
Basic:
Income before cumulative effect of change in accounting principle (2)	$1.49	$1.45	$0.55	$0.75	$0.43

Cumulative effect of change in accounting principle, net of tax (2)	$—	$—	$—	$(0.01)	$—

Net income (2)	$1.49	$1.45	$0.55	$0.74	$0.43

(Dollars in Thousands, except for share data)	Year ended December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Diluted:

Income before cumulative effect of change in accounting principle (2)	$1.49	$1.44	$0.54	$0.73	$0.42

Cumulative effect of change in accounting principle, net of tax (2)	$—	$—	$—	$(0.01)	$—

Net income (2)	$1.49	$1.44	$0.54	$0.72	$0.42

Dividends per common share (2)(3)	$0.39	$0.29	$0.23	$0.18	$0.14

Book value per common share	$7.90	$7.40	$6.80	$5.25	$3.95

Weighted – Average Common Shares Outstanding: (2)
Basic	51,107,275	51,057,651	48,631,316	44,807,958	42,993,458
Diluted	51,364,805	51,281,379	49,059,698	45,828,605	43,972,068

Common shares outstanding at end of period (2)	51,131,704	51,066,299	50,989,893	46,941,567	43,005,878

	At or for the year ended December 31,
(Dollars in Thousands, except for share data)	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Selected Balance Sheet Data:
Cash and cash equivalents	$246,569	$174,929	$162,689	$126,781	$55,582
Securities held for trading	40,450	38,713	74,834	93,948	12,038
Securities available for sale	3,588,565	2,911,010	2,449,089	2,003,148	1,456,337
Securities held to maturity	77,741	76,750	75,525	75,514	23,366
Total loans (4)	7,371,100	5,186,627	3,480,771	2,440,954	2,008,216
Servicing assets, net	72,880	80,790	81,850	62,215	70,186
Total assets	11,930,751	8,905,613	6,663,626	5,012,491	3,779,953
Deposit accounts	4,215,947	3,533,685	2,780,148	2,042,287	1,672,988
Securities sold under agreements to repurchase	3,000,886	2,225,920	1,501,235	1,396,939	827,749
Advances from the Federal Home Loan Bank of NY (FHLB)	1,298,600	1,129,600	940,725	464,125	505,000
Notes payable	121,666	199,929	204,673	162,037	99,858
Secured borrowings	1,960,275	836,377	459,331	418,102	300,918
Total liabilities	11,313,580	8,314,897	6,103,919	4,622,242	3,535,155
Stockholders’ equity	617,171	590,716	559,707	390,249	244,798

Operating Data:
Loan production	4,988,620	4,343,814	2,921,232	2,446,038	1,666,346
Loan servicing portfolio (5)	11,404,303	10,942,821	10,991,944	7,224,571	6,634,840

Selected Financial Ratios: (6) (7)
Return on average assets	0.91%	1.15%	0.67%	0.98%	0.72%
Return on average common equity	19.49%	20.49%	8.56%	15.92%	11.82%
Dividend payout ratio for common stock (8)	26.38%	20.28%	40.73%	23.78%	31.40%
Average equity to average assets (9)	5.95%	7.33%	8.38%	7.22%	6.95%

(1)	Refer to Note 19 to the Consolidated Financial Statements for an explanation of the computation of income tax benefit and expense.
(2)	Per share information for all periods presented has been retroactively adjusted to reflect a three-for-two stock split declared in November 2003 and effected on January 29, 2004. Refer to Note 20 to the Consolidated Financial Statements.
(3)	Amount is based on weighted average number of shares of common stock (Class A and Class B) outstanding.
(4)	Includes mortgage loans held for sale.
(5)	Includes $4.9 billion, $3.3 billion, $1.9 billion, $1.7 billion and $1.7 billion of loans owned by R&G Financial at December 31, 2004, 2003, 2002, 2001 and 2000, respectively, which represented 43%, 30%, 18%, 24% and 25%, respectively, of the total servicing portfolio as of such dates.
(6)	For 2001, Return on Average Assets, Return on Average Common Equity and Dividend Payout Ratio for Common Stock based on income before cumulative effect of a change in accounting principle would have been 0.99%, 16.08% and 23.47%, respectively.
(7)	Average balances are computed on a quarterly basis, except for 2000 and 2001, for which the average balance is computed on a yearly basis.
(8)	Calculated as dividends per share divided by earnings per share.
(9)	Calculated by dividing quarterly average equity by quarterly average assets, except for 2001 and 2000, for which the average balance is computed on a yearly basis.

R&G Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years in the period ended December 31, 2004 are as follows:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Ratio of Earnings to Fixed Charges
Including Interest on Deposits	1.42	1.51	1.23	1.27	1.15
Excluding Interest on Deposits	1.68	1.87	1.41	1.48	1.26

Ratio of Earnings to Combined
Fixed Charges and Preferred
Stock Dividends
Including Interest on Deposits	1.33	1.39	1.14	1.19	1.11
Excluding Interest on Deposits	1.51	1.62	1.23	1.33	1.19

For purposes of computing these consolidated ratios, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs and R&G Financial’s estimate of the interest component of rental expense. Ratios are presented both including and excluding interest on deposits. The term “preferred stock dividends” means the amount of pre-tax earnings that is required to pay dividends on R&G Financial’s outstanding preferred stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Financial Statements

The Company has restated its Consolidated Financial Statements for the years ending December 31, 2004, 2003 and 2002 and certain financial information for prior periods required to be included in the Company’s 2004 Annual Report on Form 10-K. The events leading to the Company’s decision to restate its financial statements are discussed below. Refer also to Item 9A “Controls and Procedures” and Note 1 to the Consolidated Financial Statements. As described below, the Company’s initial decision to restate its Consolidated Financial Statements arose out of its determination to correct the methodology used in determining the fair value of the residual interests, or interest only strips, or IO strips, retained in certain of the Company’s mortgage loan transfer transactions. As part of the restatement, the Company reviewed various additional matters that resulted in accounting adjustments to the Company’s Consolidated Financial Statements, including the sale treatment of mortgage loan transfers to other financial institutions.

Ultimately, the principal adjustments to the Company’s previously issued annual Consolidated Financial Statements related to a correction in the accounting for certain mortgage loan transfers that had originally been recorded as sales to recharacterize those transfers as secured borrowings. During the restatement, the Company retained new outside law firms to review each of its mortgage loan transfer transactions. These new law firms were unable to provide “true sale” opinions with respect to various transactions in which the Company, among other things, provided to the counterparty unlimited recourse or limited the counterparty’s right to repledge or transfer the mortgage loans or in which the Company retained the right to repurchase or substitute the mortgage loans, because these provisions were determined to be incompatible with the requirements for accounting for the transactions as sales. Transactions that included such provisions, among others, were recharacterized as secured borrowings. As a result of these recharacterizations, the Company’s restated audited Consolidated Financial Statements no longer reflect any IO strips.

The cumulative effect of the restatement through December 31, 2004 was a decrease in the Company’s retained earnings and capital reserves of $258.6 million, which includes a cumulative decrease of $164.0 million for 2002, 2003 and 2004, and $94.6 million related to periods prior to 2002.

On a pre-tax basis, the cumulative effect of the restatement through December 31, 2004 was a decrease in R&G Financial’s retained earnings and capital reserves of $345.0 million, which includes a cumulative decrease of $238.9 million for 2004, 2003 and 2002, and $106.1 million related to periods prior to 2002. The cumulative decrease in income tax expense resulting from the restatement amounted to $86.4 million through December 31, 2004, which includes a cumulative decrease in the Company’s income tax expense of $75.0 million for 2004, 2003 and 2002, and of $11.4 million for periods prior to 2002.

The restatement also resulted in a decrease in R&G Financial’s stockholders’ equity of $238.4 million and a decrease in Tier I capital of $345.4 million, or 32%, as of December 31, 2004, compared to previously reported results.

Background to Restatement

In April 2005, the Company determined to reassess the independent market valuations it used to value the IO strips retained in certain of the Company’s mortgage loan transfer transactions. The Company further determined that it was necessary to correct the methodology used in determining the fair value of these residual interests. The Company concluded that the previously filed interim and annual Consolidated Financial Statements for the periods from January 1, 2003 through December 31, 2004 would be materially affected as a result of this correction and should be restated. The Audit Committee of the Board of Directors, or the Audit Committee, determined that the interim and annual Consolidated Financial Statements for these periods should not be relied upon. In addition, the Company concluded that Management’s Report on Internal Control Over Financial Reporting in the 2004 Annual Report on Form 10-K should also be restated and should no longer be relied upon. In July 2005, the Company further concluded that its interim and annual Consolidated Financial Statements for the year ended December 31, 2002 also needed to be restated, and the Audit Committee determined that such financial statements should not be relied upon. As the restatement process progressed, the Company also concluded that selected financial data, as required by Item 301 of Regulation S-K and certain additional information required by Industry Guide 3 should also be restated for each of the five years in the period ended December 31, 2004. As part of the restatement process, the Company decided to review other matters related to its previously issued annual Consolidated Financial Statements, including the sale accounting treatment of its mortgage loan transfers. As a result of the review of its mortgage loan transfers, the Company determined to correct its accounting for certain of those transactions in order to recharacterize them as secured borrowings due to their failure to meet certain of the sale accounting criteria set forth in SFAS No. 140. As a result, the Company’s restated audited Consolidated Financial Statements no longer reflect any residual interests such as mortgage servicing rights or IO strips retained in connection with these mortgage loan transfers.

In connection with the restatement, the Audit Committee retained Fried, Frank, Harris, Shriver & Jacobsen LLP, or Fried Frank, in June 2005 as its independent outside counsel in connection with an investigation into the events surrounding the restatement. Fried Frank’s initial focus on several issues, including the methodologies used in connection with determining the fair value of the IO strips, was subsequently expanded as warranted to examine other matters. Fried Frank engaged a financial services consulting firm, Promontory Financial Group, LLC, or Promontory, to assist in certain aspects of the investigation.

The Company has concluded, based on, among other things, the findings resulting from the investigation conducted by Fried Frank, that the Company’s need to restate its Consolidated Financial Statements resulted from various material weaknesses in the Company’s internal controls over financial reporting and, in some cases, inappropriate conduct or insufficient supervision by certain members of the Company’s then senior management, discussed below in Item 9 “Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting (Restated).”

Following the announcement in April 2005 by another local financial institution that it was restating its financial statements for the years 2000 to 2004 to correct its IO strips valuation methodology, the Company began conducting a reassessment of the methodology used by the Company and its external financial consulting firms to determine the fair value of its IO strips. The other local financial institution, like the Company, had previously used a methodology based on single constant LIBOR rates, or “spot rates,” in determining the fair value of its IO strips. The Company determined that its external financial consulting firm’s valuations, which calculated fair market value using a discounted cash flow methodology, should have used implied forward LIBOR rates, or forward LIBOR rates.

The Company began to recognize IO strips from variable rate LIBOR-based mortgage loan transactions in September 2002, and continued to recognize IO strips in connection with such transactions through the year ended December 31, 2004. The investigation found that the Company had a legitimate business purpose in entering into these transactions. The Company initially recorded the fair value of its IO strips resulting from mortgage loan transfers — pursuant to which the Company was obligated to pay the counterparty a variable interest rate based on LIBOR plus certain basis points, or the LIBOR-based mortgage loan transactions — using internally developed market multiple calculations. The Company’s internal market multiple calculations used the product of the unpaid principal balance of the underlying mortgage loans, multiplied by the interest rate spread the Company was entitled to retain on the loans based on a spot rate, with the product being further multiplied by a “market factor” to derive a fair value. The Company’s internal “market factor” appears to have been based on the market factor used by another local financial institution and disclosed in that institution’s 2001 annual report, as well as on a review of the Company’s multiples for the valuation of its mortgage servicing rights and on market publications that published multiples used in valuing servicing rights. The Company’s former chief financial officer Joseph Sandoval, or the former CFO, told Fried Frank during the investigation that he had discussed the accounting for the IO strips with the Company’s independent registered public accountants in the Fall of 2002. The former CFO told investigators that he interpreted this conversation as providing guidance to use the spot rate to value the IO strips.

The Company’s 2002 Consolidated Financial Statements included IO strip assets that had been initially valued using a market multiple calculation. In late 2002, the Company engaged an external financial consulting firm, which was already assisting the Company with other matters, to calculate and provide an opinion on the fair market value of its IO strips as support for the Company’s carrying value. The external financial consultant’s valuation report valued IO strips (related to transfers of additional underlying mortgage loans) that had not been initially valued and recorded by the Company. Based on the external financial consultant’s valuation report, which was calculated using a forward curve, the Company recorded a $500,000 increase as of December 31, 2002 in the value of the IO strips that had been initially recorded by the Company. Based on the results of the investigation, the Company concluded that, although a forward curve was used in the external financial consulting firm’s valuation, the IO strips in the 2002 Consolidated Financial Statements were nonetheless overvalued due to the inclusion of additional underlying mortgage loans in the valuation performed by the external financial consulting firm and the use of incorrect assumptions.

The external financial consultant’s final valuation report using the forward curve was provided by the former CFO to its independent registered public accounting firm. The investigation found no evidence that the Company’s independent registered public accountants were provided with or made aware of a draft version of the external financial consultant’s valuation report computing lower values for the IO strips valued in the report than the version ultimately provided by the former CFO to the Company’s independent registered public accountants. The investigation also found that the final report provided by the external financial consulting firm included two valuations, using different assumptions regarding the prepayment speed of the underlying mortgages. The investigation found no evidence that the Company’s independent registered public accountants were provided with or made aware of the lower of the two valuations contained in the final report.

The investigation also determined that the former CFO became aware in the summer of 2003, through alternative valuations prepared by the external financial consulting firm at his request, that an IO strip valuation based on spot rates produced a value for the IO strips almost twice that of an IO strip valuation based on forward LIBOR rates. Use of the spot rate methodology yielded a $29.6 million aggregate value for the IO strips associated with mortgage loan pools sold to three different investors as of March 31, 2003, compared to an aggregate value of $16.1 million yielded by the forward LIBOR rate methodology. After reviewing the different valuations, the former CFO asked the external valuation firm to calculate the value of the IO strips using spot rates and provided the higher valuation based on spot rates to the Company’s independent registered public accountants. The investigation identified an e-mail instruction from the former CFO to one of his staff directing such staff member to provide this valuation to the Federal Reserve Bank of New York, or the FRBNY, but the investigation did not establish what information, if any, was provided to the FRBNY. The investigation found that the former CFO did not communicate the existence of the alternative valuations or the magnitude of the difference in value produced by the forward LIBOR rates and spot rates to others at the Company, including the Audit Committee, or to the Company’s independent registered public accountants.

In addition, in the third quarter of 2004, according to the findings of the investigation, the former CFO improperly directed the external financial consulting firm to use a higher discount rate for intra-quarter IO strip valuations than the discount rate assumption that had been consistently used by the Company, but to return to the original discount rate assumption for the year-end IO strips valuation. This change in the discount rate assumption resulted in substantially lower valuations for R&G’s IO strips as of September 30, 2004 compared to what the valuations would have been if the Company’s discount rate assumptions in the third quarter of 2004 had been consistent with the original discount rate assumption. The former CFO directed this change in order to minimize the adverse impact of rising interest rates on the Company’s year-end IO strips valuation. The former CFO did not inform the external financial consulting firm that this was the reason for the change in the discount rate assumption, and instead provided the firm with a different explanation. Fried Frank has advised the Company that it found no evidence that the former CFO informed the Audit Committee or the Company’s independent registered public accountants about his actions related to the changes in the discount rate or the reasons for those actions. The Company estimates that this adjustment to the discount rate used in the IO strip valuations resulted in a reduction to the Company’s pre-tax profits reported for the third quarter of 2004. The adjustments made during the third quarter of 2004 reduced the impairment adjustments to the IO strips that would have been required in the fourth quarter of 2004, thereby allowing the Company to report higher earnings in the fourth quarter of 2004.

The investigation found that the willingness of the external financial consulting firm to change its assumptions and valuation methodologies at the former CFO’s request demonstrated that this firm was not an independent valuation firm. As a result, the Company terminated its relationship with this firm in 2005.

In late 2004, the Company asked a second external financial consulting firm, which was already assisting the Company with other matters, to perform an IO strip valuation and provide an opinion on the fair market value of the IO strips because the first external financial consulting firm had informed the Company that it was unable to value interest caps embedded in certain of the IO strips. The former CFO instructed this second firm to use a spot rate methodology and suggested to this firm that the Company had found this methodology acceptable in the past for accounting purposes. The former CFO requested that this second external financial consulting firm use the first firm’s valuations as a starting point in preparing its own report. Prior to using the spot rate methodology to produce its opinion regarding the fair market value of the IO strips as of November 30, 2004, however, a representative of this second firm indicated to the former CFO that, while he understood from the former CFO that this methodology was consistent with standard accounting practices, it differed from the methodology employed by the marketplace to determine the value of IO strips. Such a marketplace methodology would, according to this representative, use forward LIBOR rates and a discount rate based on a yield to maturity set by current market conditions rather than a static LIBOR rate and a discount rate equal to the weighted average coupon of the relevant loan pools. The investigation did not find any evidence that the former CFO disclosed to the Audit Committee or the Company’s independent registered public accountants the advice that he had received from this second firm. Although there was no finding of a lack of independence on the part of the second external financial consulting firm, the Audit Committee decided that it was in the best interests of the Company not to rely on the work performed by this firm and terminated the Company’s relationship with this firm.

The Company provided IO strip valuation reports prepared by both of the financial consulting firms to its independent registered public accountants in connection with the Company’s 2004 audit. It was apparent in at least one of the IO strip valuation reports that the Company was using spot rates to value its IO strips. As part of the 2004 audit, the former CFO represented that the assumptions and methods used to measure the fair value of the IO strips were appropriate in the circumstances to reflect the estimated fair value of the IO strips as of December 31, 2004.

The Company recently became aware of claims that employees of an investment banking firm may have discussed with former executives of the Company as early as November 2004 that the Company was valuing and accounting for its IO strips incorrectly. Following investigation into these claims, Fried Frank determined, based on the information available to it, that there is insufficient credible evidence to determine what, if anything, the investment banking firm’s employees advised the Company about their views concerning how to value or account for its IO strips.

In connection with a number of LIBOR-based mortgage loan transactions entered into by the Company between October 2001 and March 2003 with Westernbank and FirstBank, the Company also entered into separate, contemporaneous call option agreements that gave the Company the right to repurchase the mortgage loans from the counterparty bank under certain circumstances. The investigation determined that only a limited number of the Company’s senior executives had contemporaneous knowledge of the existence of these call option agreements. The investigation found that the existence of these call option agreements was omitted from internal documentation summarizing the transactions and was not shared with significant accounting personnel at the Company or with its independent registered public accountants. The investigation also determined, however, that there was no intent to conceal these agreements from others within the Company or from its independent registered public accountants.

The investigation found that, during the audit of the Company’s Consolidated Financial Statements for the year ended December 31, 2003, the independent registered public accountants’ R&G Financial engagement team learned about the existence of the call option agreements described in the preceding paragraph. The investigation determined that the Company’s independent registered public accountants raised with the former CFO and the Audit Committee the existence of call option agreements that were separate from the related mortgage loan purchase agreements and asked the former CFO to consider whether the call option agreements affected the sale accounting nature of the LIBOR-based mortgage loan transactions. The investigation found that, in response to these inquiries, the Company’s former president decided unilaterally to void the call option agreements in late January 2004. The investigation also found that the Company did not contemporaneously notify the financial institution counterparties that the call option agreements had been voided. The investigation found that the Company’s former president misrepresented to the Company’s independent registered public accountants that the practice of entering into these types of agreements had been discontinued some years earlier and that these agreements had been voided some time earlier. The investigation also found that the former CFO was present when these misrepresentations were made by telephone and was aware they were false. The voided call option agreements were later shown to the Company’s independent registered public accountants. In connection with the restatement, the Company reconfirmed its prior conclusion that the existence of these call option agreements had no effect on whether the related mortgage loan transfer transactions qualified for sale accounting.

Between December 2000 and June 2002, the Company and Banco Santander entered into four fixed rate mortgage loan transfer transactions, two of which involved the sale of mortgage loans to Banco Santander and two of which involved the purchase of mortgage loans from Banco Santander. In connection with each of these transactions, the Company entered into separate, contemporaneous letter agreements that obligated the seller in each transaction to repurchase the relevant loans from the buyer under certain circumstances. As a result of the repurchase obligations and as part of the restatement, the Company recharacterized the transfer of these mortgage loans with Banco Santander as secured borrowings. The investigation determined that the practice of setting forth the repurchase obligations in separate agreements rather than in the mortgage loan transfer contracts originated with a request from Banco Santander. The investigation determined that the Company’s accounting department was aware of the repurchase obligations associated with each of these transactions and that there was no attempt on the part of the Company’s former senior management to conceal these letter agreements from accounting personnel at the Company. The investigation made no findings as to whether the agreements containing the repurchase obligations were disclosed to the Audit Committee or the Company’s independent registered public accountants.

The Company purchased loans from Banco Santander in December 2000 and sold a similar amount of loans to Banco Santander in February 2001. The investigation found that the Company lacks contemporaneous documentation of the business purpose for these transactions. However, unlike the transactions between the Company and Doral Financial Corporation , or Doral, that are discussed below, the investigation found that these transactions did not generate IO strips, were not designed to result in the recording of more than minimal gains, and were not entered into in the same quarter. The investigation determined that the explanation offered by the former CFO for the Company’s purchase of loans from Banco Santander is consistent with the Company’s public disclosure regarding its strategy to enhance its net interest income by increasing its portfolio of real estate secured loans held for investment. As part of the restatement, these transactions were recharacterized as secured borrowings and repaid in November 2005.

In November 2004, the former executive vice president of Premier Bank entered into an agreement with FirstBank that confirmed that (i) R&G and FirstBank had agreed orally at the time of the original negotiation of the LIBOR-based mortgage loan transactions between the institutions that the variable interest rates provided for in those transactions were in fact capped at the weighted average coupon of the underlying mortgage loans; and (ii) R&G and FirstBank had agreed orally at the time of the original negotiation of the LIBOR-based mortgage loan transactions between the institutions that R&G would never exercise any call options associated with those transactions. The investigation determined that there had been no such oral agreements at the time of the original negotiations, and that the former executive vice president of Premier Bank, the Company’s former president, and the former CFO were aware that there were no such oral agreements. The investigation found that the Company’s former chief executive officer, who was not in Puerto Rico during the initial discussions among the other R&G executives regarding whether R&G and FirstBank had agreed to the above-described cap but participated in certain of those discussions by telephone, also did not believe that there had been such an oral agreement at the time of the original negotiation of the transactions. However, the Company’s former chief executive officer advised Fried Frank that he believed that the November 2004 agreement would apply such a cap on a prospective basis only, rather than retroactively to the inception of the relevant transactions. The investigation found that the above-mentioned R&G executives accepted the existence of the oral agreements, even though the oral agreements had not previously existed, because of the economic benefits of such caps to the Company and because of their desire to maintain a good relationship with FirstBank. All of these executives had some knowledge and awareness that accepting the existence of the oral agreements would have a favorable accounting impact on FirstBank. The November 2004 agreement confirming the existence of the oral agreements was provided to the Company’s independent registered public accountants during the course of their audit of the Company’s 2004 consolidated financial statements.

The investigation found that the former CFO confirmed in writing to the Company’s independent registered public accountants the existence of the aforementioned oral agreements and that these statements were false. The former CFO, the Company’s former president, and the Company’s former chief executive officer also certified to the Company’s independent registered public accountants that there were no documents that would contradict the oral agreements and that the Company had performed a review of the Company’s records and an inquiry of its personnel in search of such evidence. The investigation found that the representations in this certification were false, and that the former CFO knew they were false, and the Company’s former president knew or should have known that they were false. The investigation found that the Company’s former chief executive officer wholly relied on his subordinates in connection with the certification and did not inquire sufficiently about the factual basis for the certification. The November 2004 agreement allowed the Company at the time to maintain its prior accounting for the IO strips and to recognize a $4.3 million increase in the value of the IO strips. In January 2006, the Company announced that the Board of Directors determined that the Company’s former chief executive officer was ineligible for any bonus or other incentive compensation for 2005 as a result of the Board of Directors’ dissatisfaction with certain aspects of the Company’s former chief executive officer’s oversight of the Company’s management, including his reliance on subordinates in providing information to the Company’s independent registered public accountants.

In December 2004 and March 2005, the Company entered into agreements with FirstBank to sell interest rate caps, or reference caps. These reference caps had the effect of offsetting the economic impact of the caps on the variable interest rate payable to FirstBank in connection with LIBOR-based mortgage loan transactions entered into in December 2004 and March 2005, a grantor trust transaction in March 2005 and in certain pre-existing grantor trust transactions that had been capped pursuant to the purported oral agreements confirmed in November 2004, as described in the preceding paragraphs. All of these transactions were between subsidiaries of R&G Financial and FirstBank. The investigation determined that a discount from par on the December 2004 and March 2005 mortgage loan transactions and March 2005 grantor trust transaction funded the reference cap sales, which were set out in separate legal agreements. The investigation determined that the Company’s treatment of the mortgage loan transactions and the reference caps as two separate transactions had been discussed with the Company’s independent registered public accountants; however, the investigation did not find that the Company made its independent registered public accountants aware that the cost of the reference caps would be funded by the above-mentioned par discount. The Company accounted for, and after the restatement continued to account for, the reference caps as derivatives. The investigation determined that the December 2004 and March 2005 mortgage loan and grantor trust transactions were jointly negotiated and entered into at the same time in December 2004 and March 2005 as the reference caps.

In connection with the audit of the Company’s Consolidated Financial Statements for the year ended December 31, 2003, the former CFO sought to obtain a legal opinion concluding that the Company’s LIBOR-based mortgage loan transfer transactions were true sales at law, in keeping with customary practice for compliance with SFAS No. 140. The investigation found that in December 2003, the former CFO asked one of the Company’s outside legal counsel, who has since become the Company’s General Counsel, to provide the opinion. The investigation found that after significant legal research and analysis, this outside legal counsel informed the former CFO that he could not provide the requested opinion, did not believe that the transactions qualified as true sales at law, and believed that there would be a significant adverse impact on the Company’s Consolidated Financial Statements should the transactions be recharacterized as secured borrowings. The investigation found that outside counsel subsequently informed the Company’s former chief executive officer in a brief conversation that he had been asked to provide a “true sale” opinion but could not, and that he was concerned that the Company had a problem. This outside legal counsel indicated the issue was not raised with the Company’s former chief executive officer again. During the investigation, the Company’s former chief executive officer denied that this conversation took place and stated that he was informed for the first time in 2006 that this outside legal counsel was consulted on true sale-related issues. The former chief executive officer’s denial that this conversation took place is contradicted by this outside legal counsel’s detailed recollection and detailed billing records. The investigation determined that this outside legal counsel’s concerns were never addressed because the former CFO was able to obtain “true sale” opinions from a second outside law firm after the filing of the Company’s 2003 Form 10-K. The investigation found no evidence that either the former CFO or the Company’s former chief executive officer informed the Audit Committee or the Company’s independent registered public accountants of this outside legal counsel’s concerns.

Following the issuance of the Company’s 2003 Form 10-K in 2004 and continuing to mid-2005, the Company retained the second outside law firm to provide opinions regarding the true sale at law treatment of certain of its mortgage loan transfer transactions. The investigation determined that the second outside law firm provided certain of the “true sale” opinions to the Company prior to the satisfaction of all of the conditions that the second outside law firm had determined were necessary — and advised the former CFO and the former executive vice president of Premier Bank were required — in connection with the delivery of those opinions. For example, certain opinions did not disclose that they were being provided prior to the execution of amendments to various transaction documents that the second outside law firm had determined were necessary; other opinions were provided before the second outside law firm was provided with certain company records that the opinions represented had already been reviewed by the second outside law firm. The investigation found that a lawyer at the second outside law firm engaged in this practice as an accommodation to R&G Financial at the request of a former officer. The investigation determined that the former CFO was also aware that certain opinions were provided by this second outside law firm before the execution of certain confirmation letters, which were referred to in those opinions as if they had already been executed. The Company provided the Company’s independent registered public accountants with copies of these opinions in connection with their 2004 audit. The Company’s independent registered public accountants were not made aware that the second outside law firm had established certain conditions that needed to be satisfied in order for this firm to issue certain opinions or that certain opinions had been provided prior to the satisfaction of these conditions. Based on the findings of the investigation, the Company terminated its relationship with the second outside law firm. During the restatement, the Company retained new outside law firms to review each of its mortgage loan transfer transactions. Such outside law firms were not able to opine with respect to a number of transactions that (i) a court in Puerto Rico would reach the conclusion that the mortgage loan transfers were true sale transactions and (ii) the mortgage loans would be outside the reach of creditors of the Company. The Company corrected its accounting to recharacterize those transactions that did not qualify for sale accounting treatment as secured borrowings.

The investigation found that, in July 2005, the former president of the Company and the former executive vice president of Premier Bank, in an attempt to convince Banco Santander that restructuring the LIBOR-based mortgage loan transactions between the Company and Banco Santander was in Banco Santander’s interest, asked the first outside counsel that had been consulted in December 2003 to prepare a memo concluding that the mortgage loan transactions between the two institutions did not qualify as true sales at law. The investigation determined that the former CFO was informed that this outside legal counsel had been asked to generate the memo, and then the former CFO informed the Company’s former chief executive officer. The investigation determined that the outside legal counsel was subsequently instructed by the former executive vice president of Premier Bank not to complete the memo due to the former CFO’s concern that the conclusions in the draft memo were inconsistent with the Company’s position at the time that these transactions were true sales at law.

Based on the results of the investigation, the Company decided to recharacterize a number of transactions with Doral, including transactions occurring during the fourth quarter of 2004. These transactions involved generally contemporaneous purchases and sales of mortgage loans to and from Doral where the amounts purchased and sold, and other terms of the transactions, were nearly identical. The Company purchased an aggregate of approximately $530.0 million of loans and sold an aggregate of approximately $500.0 million of loans in these transactions, including $200.0 million of purchases and $200.1 million of sales and a recognition of corresponding gain on sale of $23.9 million in the fourth quarter of 2004. In the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2004, the Company generally described the transactions and indicated that, as part of its risk management activities, the Company might purchase variable yielding loans from the same counterparty to which it had sold variable yielding loans to achieve an economic hedge against loans sold to other counterparties at variable yields.

The Company’s decision to recharacterize the transactions described in the preceding paragraph followed the investigation’s determination that there was insufficient contemporaneous documentation to substantiate the Company’s business purpose for these transactions in light of the timing, certain terms of the transactions, and the similarity of the purchase and sale amounts. The investigation concluded that the Company entered into these transactions primarily to recognize gains on the sale of the mortgage loans and that the transactions appear to be an exchange of similar assets designed largely to allow both parties to book substantial gains at year-end. The investigation determined that the Company’s senior management discussed a similar hypothetical transaction with the Company’s independent registered public accountants prior to entering into the first of these transactions with Doral in the fourth quarter of 2004 and that the independent registered public accountants had advised management that, among the factors required for sale accounting, the Company needed to have a business purpose for the transactions. These transactions were reported to the Company’s Board of Directors.

On January 28, 2005, the Federal Home Loan Bank of New York, or the FHLBNY, sent a memorandum to its Puerto Rico member institutions, including the Company, and to various law firms, including the second outside law firm that the Company had engaged to provide “true sale” opinions. In this memorandum, the FHLBNY raised concerns regarding whether the terms and conditions of fixed-rate mortgage loan sale transactions among its Puerto Rico member institutions qualified those transactions for sale accounting treatment, and therefore whether loans purchased in such transactions could be used by member institutions as collateral for FHLBNY advances. The memorandum identifies Premier Bank as one of the two most active sellers of loans having the terms that the FHLBNY questioned. However, certain members of the Company’s senior management understood that the FHLBNY was primarily concerned with specific loans sold by and to other member institutions and pledged as collateral to FHLBNY, the assignability of loans sold in such transactions, and the qualification of such loans as collateral for FHLBNY advances. The investigation determined that the Company’s senior management did not analyze the accounting impact of this memorandum, did not fully appreciate the concerns raised in the memorandum by the FHLBNY as those concerns related to the Company’s own transactions and accordingly did not provide the memorandum to the Audit Committee or to its independent registered public accountant’s engagement team for the Company. As discussed above, the Company has since corrected its accounting to recharacterize a majority of its fixed rate mortgage loan transfers as secured borrowings.

On January 5, 2006, after discussing the results of the investigation to date, the Board of Directors requested the resignations of Joseph Sandoval, Ramón Prats and Mario Ruiz from their positions with the Company and its affiliates. Mr. Sandoval, a director and officer of various Company subsidiaries, had been previously removed from his positions as executive vice president and chief financial officer of the Company and placed on an indefinite leave of absence by the Board of Directors on August 24, 2005. Mr. Prats had been a Director, Vice Chairman of the Board of Directors and president of the Company, president of R&G Mortgage and Premier Bank, and an executive officer and director of various other Company subsidiaries. Mr. Ruiz had been executive vice president of Premier Bank. The Board of Directors accepted the resignations of Ramón Prats and Mario Ruiz. When Joseph Sandoval’s resignation was tendered on terms other than those requested by the Board of Directors, Mr. Sandoval was terminated from his positions at the Company and its subsidiaries. As more fully described below in Item 9A “Controls and Procedures — Management’s Report on Internal Controls Over Financial Reporting (Restated) — Remediation of Material Weaknesses,” the Company has also instituted a number of other internal controls to strengthen and reaffirm its commitment to transparency through effective corporate governance, a strong control environment, high ethical standards and financial reporting integrity.

Effective January 1, 2007, Mr. Galán resigned from his positions as President and Chief Executive Officer of the Company and as an officer of its subsidiaries. Mr. Galán continued as the Company’s Chairman of the Board until June 30, 2007 and remains a member of the Board of Directors. Effective January 1, 2007, Mr. Rolando Rodriguez, the President and Chief Executive Officer of Crown Bank, assumed the positions of President and Chief Executive Officer of R&G Financial and became a member of its Board of Directors.

The implementation of the Company’s succession plan at that time was the result of ongoing discussions that took place during 2006 between the Company’s Board of Directors and Mr. Galán. This change in management reflected (i) the efforts of Mr. Galán and the Board of Directors to provide for an orderly succession and (ii) the Board’s response to various developments since the April 2005 announcement that the Company would restate its Consolidated Financial Statements, including the results of the investigation conducted by Fried Frank. Under the circumstances, and in view of the Company’s ongoing management succession discussions, the Board and Mr. Galán believed it would be in the Company’s best interests to initiate the management succession process at the start of 2007.

Internal Review

The internal review conducted by the Company in connection with the restatement included evaluations of, among other things:

•

The accounting for transfers of mortgage loans to and from other financial institutions and other private investors, including a transaction involving generally contemporaneous purchases and sales of mortgage loans from and to a local financial institution where the amounts purchased and sold, and other terms of the transactions, were nearly identical;

•	The accounting for transfers of commercial loan participations to and from other financial institutions;

•	The assumptions and processes used to calculate gains on sale of mortgage loans;

•	The accounting for securitizations of mortgage loans;

•	The assumptions, models and data used in the valuation of mortgage servicing assets and the capitalization, impairment and amortization of such assets;

•	The accounting for the recognition and deferral of loan origination fees and costs and related amortization;

•	The accounting for derivative financial instruments;

•	The accounting for investment securities, including amortization of premiums and accretion of discounts;

•	The accounting for real estate held for sale;

•	The accounting for lease obligations, including lessee’s involvement in asset construction and the recognition of rent expense under operating leases;

•	The accounting for the allowance for loan and lease losses;

•	The accounting for servicing-related advances and payments;

•	The accounting for mortgage loans held for sale, including classification and the lower of cost or market valuation allowance; and

•	The accounting for deferred taxes and the related provision for income taxes as a result of the effect of the restatement adjustments listed above.

The internal review included the evaluation of information and a number of transactions from January 1, 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The internal review extended beyond issues surrounding the valuation of R&G Financial’s portfolio of IO strips and the transfer of mortgage loans, and as a result the Company corrected the accounting of a number of items, as discussed below. In certain instances, the restatement includes adjustments identified in previous audits but not considered at the time to be material.

R&G Financial’s management believes that the scope of its internal review was sufficient to identify the issues of a material nature that could affect the Company’s consolidated financial statements. The ongoing investigation by the Securities and Exchange Commission, or SEC, however, could result in R&G Financial having to amend its public disclosures further.

Internal Control Over Financial Reporting

As part of the internal review, the Company’s management, including the current Chief Executive Officer and the current Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

To ensure that the principal factors that contributed to the need for the restatement are properly addressed, management is implementing a number of remediation efforts, under the direction and oversight of the Audit Committee of the Board of Directors. R&G Financial’s remediation efforts are specifically designed to address each of the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004, as identified by the Company’s current management, and to enhance the Company’s overall corporate governance. For additional information regarding the material weaknesses in R&G Financial’s internal control over financial reporting and these remediation efforts, refer to Item 9A “Controls and Procedures” in this 2004 Annual Report on Form 10-K/A.

Summary of Restatement Results

The following table summarizes the principal effects and results of the restatement for each of the years in the five-year period ended December 31, 2004:

Restated Financial Results for the Five Years Ended December 31, 2004

Year Ended December 31,	Net Income (Dollars in Thousands)			Diluted Earnings Per Common Share
	As Previously Reported	As Restated	Change%	As Previously Reported	As Restated	Change%
2004	$160,214	$92,280	42.40%	$2.81	$1.49	46.98%
2003	$131,024	$89,818	31.45%	$2.25	$1.44	36.00%
2002	$96,342	$41,488	56.94%	$1.66	$0.54	67.47%
2001	$65,971	$43,040	34.76%	$1.22	$0.72	40.98%
2000	$43,633	$24,035	44.92%	$0.86	$0.42	51.16%

	Stockholders’ Equity (Dollars in Thousands)
December 31,	As Previously Reported	As Restated	Change%
2004	$855,590	$617,171	27.87%
2003	$750,353	$590,716	21.27%
2002	$662,218	$559,707	15.48%
2001	$459,121	$390,249	15.00%
2000	$308,836	$244,797	20.74%

Refer to “— Effects of Restatement on Balance Sheet and Regulatory Capital” below for more information.

Effects of Restatement on Income

R&G Financial’s restated net income reflects a significant decrease from previously reported earnings, as well as an increased volatility from quarter to quarter when compared to previously reported earnings. The reduction from previously reported net income as compared to restated net income from 2002 through 2004 primarily reflects reduced gains on sale of mortgages resulting from the recharacterization as secured borrowings of the transfer of certain mortgage loans to financial institutions. The cumulative effect of correcting the errors associated with the recharacterization of mortgage loan sales transactions as secured borrowings was a decrease of $237.4 million in pre-tax income. This includes cumulative decreases of $183.7 million for 2002, 2003 and 2004 and $53.7 million for periods prior to 2002. For additional information regarding these mortgage loans transfers to financial institutions, please refer to Note 1 to the Consolidated Financial Statements “— Accounting for Loan Transfers — Loan Transfer Transactions Recharacterized as Secured Borrowings.”

The cumulative effect of the restatement through December 31, 2004 was a decrease to R&G Financial’s retained earnings and capital reserves of $258.6 million, which includes a cumulative decrease of $164.0 million for 2004, 2003 and 2002.

In addition, the cumulative effect of the adjustments related to the accounting for sale and securitization of mortgage loans and origination fees and costs, and of corrections in the methodology to measure the fair value of the obligation for loans sold or securitized with recourse on the Company pre-tax income through December 31, 2004 was a decrease of $71.0 million. This includes cumulative decreases of $61.6 million for 2002, 2003 and 2004 and $9.4 million for periods prior to 2002. This excludes the cumulative effect of the amortization of the premium resulting from the recourse obligation included in the carrying value of securities retained by the Company. The effect of this amortization has been included in the cumulative effect of accounting for investment securities.

Effects of Restatement on Balance Sheet and Regulatory Capital

R&G Financial’s total assets as restated reflect a significant increase in loans of $2.0 billion and $841.4 million for the years ended December 31, 2004 and 2003, respectively, as a result of the recharacterization of certain mortgage loan transfers with financial institutions that did not satisfy the requirements of SFAS No. 140 for sale accounting treatment. R&G Financial’s portfolio of loans held for sale also increased due to a misapplication of SFAS No. 140 related to the Company’s unconditional option to repurchase certain delinquent loans under the GNMA securitization program.

As of December 31, 2004 and after giving effect to the restatement, R&G Financial and Premier Bank were in compliance with all the regulatory capital requirements that were then applicable to them as a financial holding company and a state non-member bank, respectively (i.e., total capital and Tier I capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier I capital to average assets of at least 4%). As of December 31, 2004, Premier Bank was considered to be “well capitalized” under prompt corrective action provisions. However, as a result of certain restatement adjustments affecting Crown Bank, Crown Bank had not met, as of December 31, 2004, certain of the capital adequacy requirements to which it is subject. During 2005, Crown Bank received capital contributions from the Company which allowed it to meet the minimum ratios for capital adequacy purposes and Crown Bank was classified as “well capitalized” as of December 31, 2006.

The following table reflects the Company’s, Premier Bank’s and Crown Bank’s actual capital amounts and ratios, and applicable regulatory capital requirements at December 31, 2004 and 2003, based on existing Federal Reserve, FDIC and OTS guidelines. Refer to “— Regulatory Capital Ratios” below for additional information regarding R&G Financial’s regulatory capital ratios.

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(As Restated)		(As Restated)		(As Restated)
As of December 31, 2004
Total capital (to risk weighted assets):
Consolidated	$957,846	14.63%	$523,831	8%	N/A	N/A
Premier Bank only	$458,263	11.87%	$308,743	8%	$385,929	10%
Crown Bank only	$101,103	7.18%	$112,615	8%	$140,768	10%
Tier I capital (to risk weighted assets):
Consolidated	$741,145	11.32%	$261,916	4%	N/A	N/A
Premier Bank only	$423,767	10.98%	$154,372	4%	$231,557	6%
Crown Bank only	$93,265	6.63%	$56,307	4%	$84,461	6%
Tier I capital (to average assets):
Consolidated	$741,145	6.67%	$444,532	4%	N/A	N/A
Premier Bank only	$423,767	5.17%	$327,699	4%	$409,624	5%
Crown Bank only	$93,265	4.17%	$89,569	4%	$111,961	5%

As of December 31, 2003
Total capital (to risk weighted assets):
Consolidated	$654,374	13.44%	$389,402	8%	N/A	N/A
Premier Bank only	$398,663	12.42%	$256,812	8%	$321,015	10%
Crown Bank only	$73,832	9.25%	$63,821	8%	$79,777	10%
Tier I capital (to risk weighted assets):
Consolidated	$623,726	12.81%	$194,701	4%	N/A	N/A

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(As Restated)		(As Restated)		(As Restated)
Premier Bank only	$374,703	11.67%	$128,406	4%	$192,609	6%
Crown Bank only	$67,682	8.48%	$31,911	4%	$47,866	6%
Tier I capital (to average assets):
Consolidated	$623,726	7.26%	$343,655	4%	N/A	N/A
Premier Bank only	$374,703	5.97%	$251,212	4%	$314,015	5%
Crown Bank only	$67,682	5.23%	$53,822	4%	$67,278	5%

Summary of Accounting Adjustments by Category

R&G Financial has classified the accounting practices and related adjustments that were affected and recorded, respectively, by the restatement into several categories. The classification involves subjective judgments by management, and particular accounting errors may fall within more than one category. For a more detailed description of the accounting adjustments by category, refer to Note 1 “Restatement of Previously Issued Consolidated Financial Statements — Summary of Accounting Adjustments by Category” to the Consolidated Financial Statements. The cumulative impact of the changes to stockholders’ equity through December 31, 2004 is summarized as follows:

	Retained Earnings and Capital Reserves	Accumulated Other Comprehensive Income, Net	Total Stockholders’ Equity
Impact of accounting errors and corrections:

Accounting for loan transfers	$(237,353,281)	5,396,589	$(231,956,692)
Accounting for sale and securitization of mortgage loans and origination fees and costs	(70,954,622)	—	(70,954,622)
Accounting for mortgage servicing rights	(9,023,033)	—	(9,023,033)
Accounting for derivative financial instruments	(8,752,600)	8,632,780	(119,820)
Accounting for investment securities	(1,563,870)	14,206,351	12,642,481
Accounting for lease obligations	(84,174)	—	(84,174)
Accounting for allowance for loan and lease losses	2,142,003	—	2,142,003
Accounting for servicing-related advances and payments	(11,250,540)	—	(11,250,540)
Other accounting adjustments	(8,201,796)	—	(8,201,796)

Total pre-tax restatement adjustments	(345,041,913)	28,235,720	(316,806,193)
Income tax impact of pre-tax restatement adjustments	86,408,487	(8,021,708)	78,386,779

Total impact	$(258,633,426)	$20,214,012	$(238,419,414)

Accounting for Loan Transfers

Loan Transfer Transactions Recharacterized as Secured Borrowings. As part of its normal operations, the Company transferred mortgage loans in bulk transactions to other financial institutions, private investors and GSEs. The Company also securitized mortgage loans under various GSEs’ programs. These transactions started prior to 2000 but increased in frequency and size during 2002 and subsequent years. All of these transfers of mortgage loans were originally accounted for as sales in which the Company recognized the related gain on sale, primarily as a result of recognition of a mortgage servicing asset and, in certain transactions, an IO strip. In addition, the Company participated with other financial institutions in the granting of commercial loans to various borrowers. These participations were accounted for as sales of commercial loan participations.

As part of the restatement process, the Company re-evaluated all mortgage and commercial loan transfers to determine if such transactions qualified for sale accounting under the provisions of SFAS No. 140. Based on the analysis performed, the Company determined that the existence of certain provisions in various of the Company’s loan sale documents and side agreements were incompatible with the requirements for accounting for the transactions as sales. The Company also determined that certain generally simultaneous mortgage loan sales and purchases lacked contemporaneous documentation to substantiate the business purpose of these transactions in light of the timing and similarity of the purchase and sale amounts, and other terms of the transactions. As a result, the Company concluded that certain mortgage and commercial loan transfers did not qualify as sales under SFAS No. 140 and should have been recorded as secured borrowings.

The following is a summary of the effects of the recharacterization of purported loan sales transactions as secured borrowings on the Consolidated Financial Statements:

1.	Re-recognize the loans transferred at their then carrying value (unpaid principal balance adjusted for deferred loan origination fees and costs and unamortized premiums and discounts), initially record these loans as held for investment or held for sale and subsequently account for these loans depending on their classification.

2.	Recognize the cash received from the lender as a borrowing collateralized by the related loans. In certain cases, a premium or discount on the secured borrowing was recognized for the difference between the cash received and the unpaid principal balance of the mortgage loans transferred.

3.	Reverse any gain or loss recognized on the transfer of the loans and de-recognize any other assets (mortgage servicing assets, IO strips) or liabilities (recourse obligation) recorded in the purported sale. Reverse the income and amortization, impairment and other adjustments of these other assets and liabilities. As a result of these recharacterizations, the Company’s restated audited financial statements no longer reflect any IO strips.

4.	As applicable, reverse servicing advances recorded subsequent to the loan transfer, pursuant to timely payment provisions of certain servicing agreements.

5.	Recognize the interest earned and principal collected on the mortgage loans and the principal paid and the interest incurred in the secured borrowings.

6.	Recognize within interest expense the amortization of premiums or accretion of discounts on the secured borrowings.

Loan Purchase Transactions Recharacterized as Secured Loans. As part of its normal operations, the Company purchased mortgage loans from other financial institutions. In addition, the Company participated with other financial institutions in the funding of commercial loans to various borrowers. All of these transactions were accounted for as either purchases of mortgage loans or commercial loan participations.

As part of the restatement process, the Company re-evaluated all purchases of mortgage loans and commercial loan participations to determine if such transactions qualified as sales by the transferor under the provisions of SFAS No. 140. The Company determined that certain generally simultaneous mortgage loan sales and purchases lacked contemporaneous documentation to substantiate the business purpose of the transactions in light of the timing and similarity of the purchase and sale amounts, and other terms of the transactions. The Company also determined that the existence of certain provisions in the commercial loan participation agreements was incompatible with the requirements for accounting for the transactions as sales by the transferor. As a result, the Company concluded that certain of these purchases of mortgage loans and commercial loan participations did not qualify as sales by the transferor under SFAS No. 140 and should have been recorded as secured commercial loans to the related financial institution.

Additionally, as part of the Company’s normal sale and securitization process, some of the mortgage loans collateralizing these commercial loans to financial institutions were subsequently sold or securitized in transactions (mainly to GSEs) that met the sale criteria under SFAS No. 140. The Company determined that since the underlying mortgage loans represented collateral pledged to it, an obligation to return the collateral must be recorded pursuant to the provisions of SFAS No. 140. At December 31, 2004, no obligation to return collateral was recorded, as the transfer qualified as a sale, and the Company de-recognized the commercial loan to the related financial institution and recorded the purchase of mortgage loans.

Accounting for Sale and Securitization of Mortgage Loans and Origination Fees and Costs

Accounting for and Calculation of Gain or Loss on Sale. The Company failed to account for the sale or securitization of mortgage loans as required by SFAS No. 140. The Company did not (i) allocate the carrying amount of the mortgage loans between the assets sold, if any, and the retained interest (mortgage servicing rights), if any, based on their relative fair values at the date of the sale, (ii) recognize any other assets obtained and liabilities incurred (recourse obligations) at fair value, and (iii) properly recognize gain or loss on the sale. Furthermore, the Company incorrectly recognized gain on sale of mortgage loans in securitizations where the Company retained all or a portion of the resulting securities. In addition and as a result of certain restatement adjustments, in particular those related to the accounting for loan origination fees and costs and the accounting for mortgage servicing rights, the calculation of the gain or loss on sale of mortgage loans had to be corrected.

To correct these misapplications of GAAP, the Company recalculated the gain or loss on the mortgage loan transfers that qualified for sale accounting using the relative fair market value methodology, incorporating the appropriate carrying value of the mortgage loans and the fair value of the assets obtained and liabilities incurred as required under SFAS No. 140.

Obligation for Loans Sold with Recourse. Securitizations and sales of mortgage loans are often done on a recourse basis. This means that the Company retains part of the credit risk associated with such loans after the securitization or sale. In the past, the Company recorded an obligation for loans sold with recourse assuming that defaulted loans would be repurchased and computed additional charges to its estimated obligation applying the same methodology used to determine the allowance for loan and lease losses for its on-balance sheet loan portfolio. The Company determined that the previous methodology was a misapplication of GAAP because the Company is required to record such recourse obligations at fair value in accordance with SFAS No. 140. As a result, the Company corrected its method to recognize the fair value of its recourse obligations by estimating the amount that the Company would be required to pay a third-party in order to be relieved of its obligation under the contracts. The obligation for loans sold with recourse is included as part of other liabilities in the consolidated statements of financial condition and the related charges to expenses are included as part of net gain on loan sales and fees in the consolidated statements of income. For securitization transactions in which the Company retained the resulting securities, the carrying value of the security was increased for the effect of recognizing the recourse obligation. The Company now amortizes its recourse obligation following a systematic and rational amortization method, compares this amortized amount to an estimated contingent liability and records the higher of the two amounts.

Accounting for Certain Defaulted Loans. Under the GNMA securitization program, the Company, as servicer, has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA-guaranteed mortgage-backed security when certain delinquency criteria are met. Historically, the Company brought back onto its books as assets only those loans for which it actually exercised the repurchase options at the repurchase date.

This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. Under GAAP, at the point in time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over the loans and must bring them back onto the Company’s books as assets at fair value regardless of whether the Company intends to exercise the buy-back option. A corresponding liability would also be recorded. If the underlying mortgage loans subsequently become current and the delinquency criteria are therefore no longer met, the Company must again de-recognize the mortgage loans and associated liability because it no longer has the unconditional right to exercise the option and therefore no longer has effective control over the assets. The Company determined the amount of defaulted loans that are subject to the repurchase option and recognized the loans and a corresponding liability for each of the periods being restated.

Accounting for the Deferral and Recognition of Loan Origination Fees and Costs. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases,” or SFAS No. 91, establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. The statement addresses the recognition and the balance sheet classification of nonrefundable fees and costs associated with lending activities.

Historically, the Company determined the net deferred fees or costs for each loan based on actual fees collected and standard costs established for each type of loan. The method used by the Company to account for loan origination fees and costs lacked a sufficient level of precision to reflect the specific deferrable costs permissible under GAAP for the various loan types. In addition, the Company amortized its deferred loan fees and costs using methods of amortization other than the effective interest method, which is required under GAAP, and certain deferred amounts were not written off when the loans were repaid or sold. Accordingly, the Company determined that the method used to defer and recognize loan origination fees and costs was not in compliance with GAAP. To correct this misapplication of GAAP, the Company updated its cost studies to reflect only those costs permitted to be deferred by GAAP, calculated an updated net deferred balance, re-amortized such amounts following the effective interest method and wrote off deferred amounts for repaid or sold loans.

Accounting for Mortgage Servicing Rights

Mortgage servicing rights, or MSRs, represent the estimated present value of the projected future cash flows (mainly servicing fees, late fees and escrow earnings, net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. Historically, the Company determined the initial fair value of its servicing assets related to Puerto Rico mortgages based on a market multiple calculation purporting to reflect prices paid for comparable servicing assets and for servicing assets related to U.S. mainland mortgages through a valuation performed by a third-party vendor. In addition, the Company’s stratification of such servicing assets was not in conformity with the requirements of SFAS No. 140, which requires stratification based on predominant risk characteristics, while the Company’s strata were defined based on originator and product type.

As part of the restatement process, the Company revised the valuation process and modeling assumptions for its MSRs. This included a systematic review of all of the processes and assumptions used in the MSR valuation, including a reassessment of prepayment rate estimates by benchmarking the Company’s historical prepayment experience to prepayment activity in the market. In addition, the reassessment included a review of discount rates considering the risk characteristics of the portfolio as well as the way in which the Company stratified its portfolio for purposes of assessing impairment. The Company also reviewed certain purchases of MSRs in which expenses related to the transactions were incorrectly capitalized as part of the servicing asset.

As a result of this review, the Company revised many of its previous processes and assumptions used to value, amortize and evaluate its MSRs for impairment. The Company changed the MSR stratum to distinguish between the two geographic locations (Puerto Rico and the U.S. mainland) and include loan groupings by loan size (conforming or jumbo), product type and mortgage coupons to more completely reflect the predominant risks of its servicing portfolio. The prepayment rate process, including prepayment curves and benchmarking forecasts, was changed, in the case of the Puerto Rico mortgage servicing portfolio, to reflect differences between Puerto Rico and U.S. mainland prepayments. The restated value of the Company’s servicing assets portfolio also reflects the derecognition of certain servicing assets as a result of the recharacterization of certain mortgage loan transfers as secured borrowings, as discussed above.

Accounting for Loans Held For Sale

SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” or SFAS No. 65, provides guidance on when an entity should classify and account for mortgage loans that are held for sale. As part of its normal operations, the Company periodically transferred mortgage loans from its loans held for investment portfolio. The Company did not consistently consider or document, as part of its accounting classifications, its intent and ability to either make such mortgage loans readily available for sale in the secondary market or to hold such loans for the foreseeable future or until maturity, as required by GAAP. To correct this misapplication of GAAP, the Company identified its sales of mortgage loans that had been part of its loans and leases receivable, net (held for investment) portfolio and reclassified such loans sold as mortgage loans held for sale from the origination or purchase of the relevant mortgage loan.

Accounting for Derivative Financial Instruments

Historically, the Company entered into several interest rate swaps and designated these interest rate swaps as cash flow hedges for certain of the Company’s financial instruments using the short-cut method of assessing effectiveness. Under the short-cut method, the Company recognized the fair value of the interest rate swaps in its statements of financial condition with the resulting unrealized gain or loss, net of tax, recorded in accumulated other comprehensive income with no ineffectiveness recognized in the statements of income. In order to use this method of accounting, SFAS No. 133 required the Company to develop contemporaneous documentation supporting the designation of these swaps as cash flow hedges and the related determination to use the short-cut method.

The Company determined that its documentation did not support the accounting for the interest rate swaps as cash flow hedges under the short-cut method. Accordingly, changes in the fair value of the interest rate swaps should have been recognized in income on a current basis. To correct this misapplication of GAAP, the Company adjusted accumulated other comprehensive income and recognized a trading gain (loss) for the changes in the fair value of the interest rate swaps.

Accounting for Investment Securities

Amortization of Premiums and Accretion of Discounts. The Company historically amortized premiums and accreted discounts related to investment securities into interest income over the life of the related securities using a method believed to approximate the interest method. The Company determined that this method was not in conformity with GAAP, which requires that premiums be amortized and discounts be accreted into interest income over the terms of the securities using the effective interest method.

Valuation of Investment Securities. The Company has historically used quotes from brokers and market makers and prices provided by Bloomberg L.P. to establish and recognize the fair value of the investment securities portfolio. The Company determined that an error occurred when compiling the fair values of certain investment securities in 2003, and as such has corrected the fair value in that year.

The Company determined that an error occurred when compiling the fair values of certain investment securities in 2003, and as such has corrected the fair value in that year.

Accounting for Lease Obligations

Lessee Involvement During Asset Construction. Emerging Issues Task Force, or EITF, Issue No. 97-10, “Effect of Lessee Involvement in Asset Construction,” establishes the accounting for when a lessee is involved on behalf of an owner-lessor with the construction of an asset and could be considered the owner, for accounting purposes, of the asset during the construction period. This EITF issue sets forth several criteria that would be considered in determining the owner of the asset during construction.

The Company evaluated the accounting guidance in EITF Issue No. 97-10 and determined that it would be considered the owner, for accounting purposes, of the R&G Financial Tower (the Company’s corporate headquarters) being developed by an affiliate. To correct this misapplication of GAAP, the Company recognized in premises and equipment the cost of the asset being constructed with a corresponding finance obligation recognized in other borrowings.

Rent Expense. Historically, the Company recognized the rent expense related to its operating lease agreements that contain rent escalation and holiday provisions based on the actual scheduled monthly payments without taking into consideration such provisions. SFAS No. 13, “Accounting for Leases,” or SFAS No. 13, requires recognition of rent expense on operating leases with fixed-rate rent escalation and holiday clauses on a straight-line basis over the lease term.

The Company determined that the method used to account for rental charges on operating leases with scheduled rent increases was not consistent with the provisions of SFAS No. 13. To correct this error, the Company recognized rent expense by applying the straight-line method over the lease term (including lengthening of the lease term for lease renewals that are “reasonably assured”). The difference between rent expense and the amount actually paid during a period is credited or charged to a deferred rent obligation account, included as part of other liabilities in the consolidated statements of financial condition.

Leasehold Improvements Amortization. Historically, the Company amortized leasehold improvements over the estimated useful life of the improvement. SFAS No. 13 requires leasehold improvements to be amortized over the shorter of the lease term or the estimated useful life of the asset. The Company determined that the method used to amortize leasehold improvements was not consistent with the provisions of SFAS No. 13. To correct this error, the Company recognized amortization of leasehold improvements over the shorter of the lease term or the estimated useful life of the asset.

Accounting for Allowance for Loan and Lease Losses

Historically, the Company’s mortgage subsidiary maintained an allowance for loan and lease losses related to loans held for sale that were delinquent or that had been repurchased pursuant to recourse obligations. However, according to GAAP, the credit risk inherent in the mortgage loans held for sale portfolio should be considered as part of the lower of cost or market analysis under SFAS No. 65. To correct this misapplication of GAAP, the Company reversed all charges to the allowance for loan and lease losses allocated to its mortgage loans held for sale portfolio. As part of the restatement process, the Company also reassessed its allowance for loan and lease losses and determined that other adjustments were necessary to record an allowance for loan and lease losses based on the restated level of loans and leases based on an appropriate GAAP methodology that reflected the restated level of the loans and leases held for investment portfolio following the reclassification of certain mortgage loans from held for investment to held for sale.

Accounting for Servicing-Related Advances and Payments

Timely payment provisions of certain servicing agreements require the Company to advance scheduled payments of principal and interest, regardless of whether the Company receives such payments from the mortgagors.

As part of the restatement process and as a result of the recharacterization of certain mortgage loan transfers described above, the Company significantly reduced the servicing advances it had recorded. The only servicing advances which remain after the restatement process relate to those advances associated with loans transferred by the Company in transactions which met the requirements of SFAS No. 140 for sale accounting treatment.

Allowance for Bad Debts on Servicing Advances. Historically, the Company had not established an allowance for estimated probable losses from servicing advances to private investors and GSEs. Instead, the Company analyzed and, if needed, recorded losses in connection with such advances upon liquidation of the related mortgage loan. The Company determined that the previous methodology was a misapplication of GAAP and corrected its methodology by estimating an allowance for bad debts related to the servicing advances at the end of each reporting period.

Reserve for Losses from Servicing-Related Payments. Under the timely payment provisions for servicing GNMA mortgage-backed securities, the Company makes monthly principal and interest payments to the holders of GNMA certificates, regardless of whether the Company receives corresponding payments on the mortgages underlying those certificates. GNMA regulations allow the Company to utilize, provided the Company meets certain criteria, excess cash from the custodial accounts to make such payments. The Company is required to reimburse the custodial account when the delinquent payments are received or the loan is repaid, including unpaid interest. These mortgage loans are FHA-insured loans for which the Company can recover the outstanding principal balances and up to 20 months of unpaid interest, depending on whether the Company meets certain criteria set forth by the FHA. Under the FHA regulations, the Company is required to perform the foreclosure process in accordance with prescribed timeframes. If the Company fails to comply with one or more of these time requirements, FHA curtails unpaid interest to the date of the earliest missed time requirement. Losses could result for any amount paid by the Company to the GNMA certificate-holders from the excess cash in the custodial account and not recovered upon liquidation of the mortgage loan in foreclosure or settlement of the FHA claim. Historically, the Company had not established a reserve for losses from these servicing-related payments. The Company determined that the previous methodology was a misapplication of GAAP and corrected its method by estimating a reserve for losses from these servicing-related payments at the end of each reporting period.

Other Accounting Adjustments

In addition to the adjustments described above, the Company identified other accounting errors that required additional corrections. These corrections relate to various aspects of the Consolidated Financial Statements and are reflected in the restated results, including the following:

Real Estate Held for Sale. The Company determined that the method used to account for real estate held for sale was not in compliance with GAAP. Specifically, the Company did not properly record declines in fair value of its real estate held for sale subsequent to foreclosure.

Restricted Cash. The Company determined that certain funds subject to withdrawal and usage restrictions should be presented separately in the Consolidated Financial Statements as restricted cash instead of as part of cash and due from banks. Also, movements in restricted cash have been appropriately reported as investing activities instead of in the cash total in the consolidated statements of cash flows.

Other. The Company also determined that some adjustments previously identified but considered not to be material required correction.

Accounting for Income Taxes

Tax Adjustments Due to Accounting Corrections. As a result of the restatement, the cumulative effect on pre-tax income through December 31, 2004 is a decrease of $345.0 million. In light of this decrease in income, the Company’s cumulative income tax expense is reduced by approximately $86.4 million through December 31, 2004. The tax impact relates almost entirely to deferred taxes.

Consolidated Statements of Cash Flows

The previously issued consolidated statements of cash flows have also been restated, not only to reflect the accounting corrections described above, but also to correct the classification and presentation of certain cash flow items. The classification and presentation errors primarily related to the following: (i) the classification of changes in notes payable and other borrowings which were previously presented as an operating activity instead of as a financing activity; (ii) the classification of payments of debt issue costs which were previously presented as an operating activity ((decrease) increase in other assets) instead of as a financing activity; (iii) the classification of proceeds from the sale of real estate held for sale which were previously presented as an operating activity ((decrease) increase in other assets) instead of as an investing activity; (iv) the classification of the deferral and amortization of loan origination fees and costs which were previously presented as an investing activity (net origination of loans) instead of as an operating activity; and (v) the presentation of unsettled securities transactions as an operating activity ((increase) decrease in other liabilities) instead of excluding such transaction as a non-cash activity.

Reclassifications

The previously issued Consolidated Financial Statements have been subject to certain reclassifications to conform to the presentation in the accompanying Consolidated Financial Statements. The following is a description of such reclassifications:

Statements of Financial Condition:

•	Reclassification to present certain investments within other investment securities, at cost instead of including them within other assets.

•	Reclassification to present accounts receivable, including advances to investors, net within other assets instead of as a separate asset.

•	Reclassification to present real estate held for sale as a separate asset instead of including it within other assets.

•	Reclassification to present deferred taxes as a separate item instead of including them within other assets or other liabilities, as applicable.

•	Reclassification to present fair value of derivative assets within other assets instead of net within other liabilities.

•

Reclassification to present accrued interest payable as a separate liability instead of including it within deposits and other liabilities, except for accrued interest payable on securities sold under agreements to repurchase which was reclassified to be presented within the related liability.

•	Reclassification to present working capital lines of credit within notes payable instead of including them within other borrowings.

•	Reclassification to present accounts payable and accrued liabilities within other liabilities instead of as a separate liability.

Statements of Income:

•	Reclassification to present interest income from investment securities as either tax-exempt, taxable or dividends.

•	Reclassification to separately present interest income from trading securities.

•	Reclassification to present recourse provisions within net gain on sale of loans instead of within non-interest expenses.

•	Reclassification to present insurance commissions, broker-dealer commissions and fees, service charges and other commissions separately in non-interest income.

•

Reclassification to present taxes, other than payroll and income taxes, advertising, professional services, communication and information systems, and depreciation and amortization separately in non-interest expense.

•

Reclassification to present interest loss from servicing activities and impairment charges on servicing asset as a reduction of servicing income in non-interest income instead of presenting it as part of non-interest expenses.

•

Reclassification to present amortization and impairment of mortgage servicing rights as a reduction of servicing income in non-interest income instead of presenting it as part of non-interest expenses.

None of the reclassifications described above affected stockholders’ equity, net income or earnings per share.

Other Matters

Industry Segments. As part of the restatement, the Company corrected its industry segment classifications to appropriately reflect the manner in which financial information is analyzed. Historically, the Company disclosed three major reportable segments: Banking, Mortgage Banking and Other, which included insurance agency and broker-dealer activities. During the restatement process and after re-evaluation of the reportable segments, management determined to disclose as separate segments insurance agency and broker-dealer activities. Consequently, changes to the composition of reportable segments were necessary. Refer to Note 31 “Industry Segments” to the Consolidated Financial Statements for additional details regarding the Company’s reportable segments.

Executive Overview

During 2004, R&G Financial’s net income amounted to $92.3 million, compared to $89.8 million for 2003, and consolidated earnings per diluted share were $1.49 for 2004, compared to $1.44 for 2003. R&G Financial’s Consolidated Financial Statements, as restated, reflect significantly lower net income for the three-year period ended December 31, 2004 than previously reported. During 2004, R&G Financial obtained a return on average assets of 0.91% compared to 1.15% for 2003 and a return on average common equity of 19.49% for 2004 compared to 20.49% for 2003.

For the year ended December 31, 2004, the Company’s results of operations were mainly impacted by: (i) an increase in net interest income due to growth of the Company’s average volume of interest-earning assets partially offset by a decrease in net interest margin, (ii) a decrease in gain on sale of mortgage loans, (iii) an increase in expenses due to the expansion of the Company’s branch network and (iv) an increase in provision for loan and lease losses.

The Company expects to report that its results of operations for 2005, 2006, and 2007 will be significantly lower than those reported for 2004 and to report net losses in certain periods. Since the Company’s restatement announcement and as a result of the restatement process, the internal review and deteriorating macroeconomic conditions in Puerto Rico and Florida, among other factors, the Company has faced a number of financial, operational and legal difficulties that have had a material adverse effect on the Company’s business, financial condition and results of operations. As a result, the Company’s past results are not necessarily indicative of its results for 2005, 2006 and 2007. For further details, refer to “— Future Operations” below.

The key drivers of the Company’s financial results for the year ended December 31, 2004 included the following:

•

Net interest income increased by 21% during 2004 compared to 2003. For additional information, refer to the “Net Interest Income Variance Analysis” table below under “— Net Interest Income.” The increase was principally due to a growth in the Company’s average volume of interest-earning assets of 30% compared to 2003.

•

The provision for loan and lease losses for the year ended December 31, 2004 was $24.7 million, an increase of $10.7 million or 76% compared to the provision for the year ended December 31, 2003. The increase in provision for loan and lease losses was mainly due to growth in the real estate — construction and development and real estate — mortgages categories of the Company’s loans and leases receivable, net portfolio together with increases in non-performing loans.

•

Non-interest income for the year ended December 31, 2004 was $69.3 million compared to $76.4 million for the year ended December 31, 2003. The decrease in non-interest income for the year ended December 31, 2004 was mainly driven by a decrease of $18.2 million in gain on sale of loans and a decrease of $2.6 million in servicing income partially offset by increases in net gains on sale of securities available for sale, broker-dealer commissions and fees, service charges and other commissions.

•

Non-interest expense for the year ended December 31, 2004 was $199.0 million compared to $172.4 million for the year ended December 31, 2003. The increase in non-interest expense for 2004 was mainly due to increases in compensation and benefits, advertising, occupancy and other office expenses and goodwill impairment losses related to Continental’s mortgage banking operations.

•

Income tax expense for the year ended December 31, 2004 was $21.1 million (or an effective tax rate of 18.6%) compared to $20.6 million (or an effective tax rate of 18.7%) for the year ended December 31, 2003. The slight increase in income tax expense was mainly due to slightly higher pre-tax income, partially offset by amendments to the IBE Act requiring certain income generated by qualifying IBEs to be taxed at regular rates.

•

Total assets at December 31, 2004 were $11.9 billion compared to $8.9 billion at December 31, 2003. The increase in total assets was mainly driven by increases in the Company’s loan and investment portfolios. Total loans, including loans held for sale, increased by $2.2 billion or 42% during 2004 compared to 2003. The increase in total loans during 2004 was mainly driven by increases in originations and purchases, net of repayments. The increase in investment securities was mainly due to purchases of investment securities made during 2004, net of sales, repayments and maturities, partially offset by a negative change in the valuation of available for sale securities.

•

Total liabilities at December 31, 2004 were $11.3 billion, an increase of $3.0 billion compared to $8.3 billion at December 31, 2003. The increase in total liabilities was mainly due to increases in interest bearing liabilities, mainly brokered CDs, securities sold under agreements to repurchase, and secured borrowings from financial institutions and other private investors.

•

Total stockholders’ equity at December 31, 2004 was $617.2 million, an increase of $26.5 million compared to $590.7 million at December 31, 2003. The increase in stockholders’ equity was mainly composed of earnings of $92.3 million partially offset by negative changes in the valuation of available for sale securities of $30.6 million, net of tax, coupled with cash dividends paid to preferred and common stockholders of $35.9 million.

•

Total loan production for the year ended December 31, 2004, which R&G Financial defines as internal originations and purchases of loans with the related servicing rights, amounted to $5.0 billion, an increase of approximately $644.8 million or 15% over the prior year. The increase in loan production was mainly due to increased originations from Premier Bank’s branch network and Crown Bank loan purchases.

Critical Accounting Policies

General

The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses. Certain of these estimates are critical to the presentation of R&G Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. R&G Financial believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements (as restated) are reasonable. However, given the sensitivity of R&G Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in R&G Financial’s results of operations or financial condition.

Various elements of R&G Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Note 3 to the Consolidated Financial Statements contains a summary of the most significant accounting policies followed by R&G Financial in the preparation of its Consolidated Financial Statements. The accounting policies that have a significant impact on R&G Financial’s Consolidated Financial Statements and that require the most judgment include those relating to the assumptions underlying the determination of the allowance for loan and lease losses, determination and recognition of sale accounting, recognition and valuation of mortgage servicing assets, valuation of goodwill and other intangibles, valuation of securities and derivatives, recognition and valuation of recourse obligations and valuation of deferred taxes, among others.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at levels that are adequate to absorb probable credit losses inherent in the loan and lease portfolio as of the date of the Consolidated Financial Statements. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan and lease losses that reflect the assessment of credit risk considering all available information. It is the policy of the Company to maintain an allowance for estimated losses on loans and leases held for investment based on a number of quantitative and qualitative factors. These factors include levels and trends of past due and non-accrual loans, levels and trends in assets classifications, change in volume and mix of loans and collateral value. Quantitative factors used to assess the adequacy of the allowance for loan and lease losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan and lease loss experience and the Company’s loan underwriting policies as well as a management’s judgment and experience. The Company periodically reviews the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. In developing this assessment, the Company relies on estimates and exercises judgment in assessing credit risk. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the estimates, and such differences may require an increase or a decrease in the allowance for loan and lease losses. The allowance for loan and lease losses is subject to review by banking regulators. The Company’s primary bank regulators conduct regular examinations of the allowance for loan and lease losses and make assessments regarding the adequacy and the methodology employed in its determination.

The allowance for loan and lease losses is increased by provisions for loan and lease losses. Losses are charged and recoveries are credited to the allowance account at the time the loss is assessed or recovery is received.

The Company employs estimation tools for measuring credit risk that are used in developing an appropriate allowance for loan and lease losses. The allowance for loan and lease losses consists of (i) a formula-based component for the loan and lease portfolio (excluding impaired commercial loans) including an adjustment for historical loss variability, (ii) specific allowances for impaired commercial loans and (iii) an unallocated component. The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses is available to absorb losses in the loan portfolio. The Company’s principal focus, therefore, is on the adequacy of the total allowance for loan and lease losses.

The formula-based component of the allowance for loan and lease losses is based on estimates of the average losses observed for the loan and lease portfolio. Average losses are computed using the annualized historical rate at which loans have defaulted. The formula-based loss component includes additional amounts to establish reasonable ranges that consider observed historical variability in losses. Factors the Company may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions.

Specific allowances for loans and leases are established for impaired loans. Evaluation of impairment applies to all loans, uncollateralized as well as collateralized, except for (i) large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as credit card, residential mortgage, and consumer installment loans, (ii) loans that are measured at fair value or at the lower of cost or fair value, for example, in accordance with SFAS No. 65, or other specialized industry practice, and (iii) leases as defined in SFAS No. 13. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company considers commercial loans over $500,000 for individual impairment evaluation. A specific allowance is established for the difference between the loan’s carrying amount and, either, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The unallocated component of the Company’s allowance for loan and lease losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The amount of this component and its relationship to the total allowance for loan and lease losses may change from one period to another.

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

As a matter of policy, the Company charges off against its allowance for loan and lease losses unsecured consumer loans delinquent over 120 days.

The Company does not maintain an allowance for losses associated with its portfolio of loans held for sale. Rather, the credit risk inherent in that portfolio is factored into the lower of cost or market analysis in valuing those loans.

Transfers of Financial Assets

The Company recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when they are extinguished.

The Company accounts for the transfer of financial assets, mostly mortgage loans, depending on whether the transaction meets the following conditions: (1) the assets have been isolated from the Company — put presumptively beyond the reach of its creditors, even in bankruptcy or other receivership, (2) each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provides more than a trivial benefit to the Company, and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity, or (b) the ability to unilaterally cause the holder to return specific assets other than through a cleanup call.

The transfers of financial assets meeting the above criteria are accounted for as sales. As such, the Company derecognizes the assets sold, recognizes all the assets retained (mortgage servicing rights) by allocating the previous carrying amount between the assets sold and retained interests, if any, based on their relative fair values at the date of the transfer, recognizes all assets obtained and liabilities incurred (recourse obligation) based on their fair value and recognizes the related gain or loss on the transfer. The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool, the cost allocated to the security or loans sold (after attributing a portion of the cost to the retained interests) and the fair value of any obligation assumed by the Company.

Below is a hypothetical example of the operation of SFAS No. 140 based on a sale of loans with recourse with a carrying amount of $25.0 million.

(Dollars in Thousands)	Fair Value	Percentage of Total Fair Value	Allocated Carrying Amount
1. Allocation of carrying amount based on relative fair values:
Loans sold	$25,000	97.56%	$24,390
MSRs	375	1.46%	365
IO strips	250	0.98%	245

Total	$25,625	100.0%	$25,000

2. Gain on sale calculation:
Proceeds from sale of loans	$25,000

(Dollars in Thousands)	Fair Value	Percentage of Total Fair Value	Allocated Carrying Amount
Carrying amount of loans sold	(24,390)
Recourse obligation assumed	(345)

Gain on sale	$265

3. R&G Financial retains MSRs with a carrying amount of $365,000 and recognizes a recourse obligation of $345,000.

The Company recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when they are extinguished.

From time to time, the Company sells mortgage loans subject to recourse provisions. Pursuant to these arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount of loans sold. The Company estimates the fair value of the obligation at the time of sale or securitization and such obligation is recognized as a reduction of the sales proceeds or, in the case of securitizations, in which the Company retains the resulting securities, allocated as a premium on the related security. The Company recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay a third-party in order to be relieved of its obligation under the contracts.

Transfers of financial assets not meeting the sale criteria under SFAS No. 140 are accounted for as secured borrowings – debt collateralized by mortgage loans. The mortgage loans transferred are not derecognized and the cash received is accounted for as a borrowing.

In cases where the Company securitizes mortgage loans into mortgage-backed securities with no consideration received other than the retention of a beneficial interest in the transferred assets, the Company recognizes the associated mortgage servicing right, and together with the previous carrying amounts allocates it to the securities sold and retained, if any, based on the relative fair values at the date of the securitization. Any recourse obligation is recognized at fair value, increasing the carrying value of the security for such obligation. No gain or loss on the securitization of the mortgage loans is recognized until the securities are sold.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA’s prior authorization, the Company may repurchase such delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans and the loans are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over these loans and such loans must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option. A corresponding liability is also recorded as part of other liabilities.

Mortgage Servicing Rights

R&G Financial’s sale and securitization activities generally result in the recording of mortgage servicing assets, or MSRs. MSRs arise from contractual agreements between the Company and investors in mortgage-backed securities and mortgage loans sold with servicing rights retained. In addition, a servicing asset arises when the Company purchases servicing rights from third parties. Mortgage servicing asset value is derived from the net positive cash flow associated with the servicing contracts. MSRs entitle R&G Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points on declining outstanding principal (in certain cases less any corresponding guarantee fee). In addition, MSRs may entitle the servicer, depending on the specific contract terms, to ancillary income including late charges, float income, and prepayment penalties. In certain instances, the Company also services loans with no contractual servicing fee. The servicing assets or liabilities associated with such loans are evaluated based on ancillary income, including float, late fees, prepayment penalties and costs.

Unlike market values of government securities and other highly liquid investments, the fair value of MSRs cannot be readily determined because they are not traded in active securities markets. Historically, the Company determined the initial fair value of its servicing assets in the Puerto Rico portfolio based on prices paid for comparable servicing assets using an internally developed model and for the US mainland portfolio using a valuation performed by a third-party vendor. In addition, the Company’s stratification of such servicing assets was not in conformity with the applicable accounting pronouncements, which require stratification based on predominant risk characteristics, while the Company’s strata were defined based on originator and product type. As part of the restatement process, the Company revised the valuation process and modeling assumptions for its MSR assets, including a review of all of the processes and assumptions used in the MSR valuation, including a reassessment of prepayment rate estimates by benchmarking the Company’s historical prepayment experience to prepayment activity in the market.

Following the initial recognition, servicing assets are periodically evaluated for impairment given their sensitivity to prepayment risk. Impairment occurs when the current fair value of the servicing assets is less than its carrying value. If servicing assets are impaired, the impairment is recognized in current-period earnings against the servicing income and the carrying value of the asset is adjusted through a valuation allowance. If the value of the servicing assets subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the asset is adjusted up to amortized cost through a reduction in the valuation allowance. For purposes of performing the mortgage servicing asset impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics, including loan size (conforming or jumbo), product type and mortgage coupons. At least annually, an impairment analysis is performed to evaluate whether a loss in the value of the mortgage servicing assets, if any, was other-than-temporary or not by performing a sensitivity analysis that incorporates a simultaneous and parallel increase in interest rates. Quarterly, the Company evaluates whether the deterioration in market conditions that has caused the impairment to the value of the MSRs warrants a formal analysis to determine the existence of other-than-temporary impairment. When the recovery of the value is unlikely in the foreseeable future, a write-down of the assets in the stratum to its estimated recoverable value is charged to the valuation allowance, precluding any subsequent recovery. Mortgage servicing rights cannot be carried above their amortized cost.

As of December 31, 2004, the MSR impairment valuation allowance was $817,000 and $9.9 million for Puerto Rico and the U.S. mainland, respectively, compared to $1.1 million and $14.3 million, respectively, as of December 31, 2003.

For the Puerto Rico servicing portfolio, R&G Financial determined the initial fair value of its MSRs based on an internal model that combines the use of a discounted cash flow model and internally generated assumptions. The Company’s current models use prepayment assumptions for the Puerto Rico servicing portfolio based on an internal analysis of the Company’s actual prepayment experience. R&G Financial believes the prepayments from its Puerto Rico-based mortgage portfolio exhibit prepayment patterns that are markedly different than U.S. mainland-based prepayments and prepayment forecasts. In particular, the Company believes that the rate of prepayments due to loan seasoning and the propensity of the Company’s Puerto Rico servicing portfolio loans to prepay due to changes in interest rates to be different than for loans originated in the U.S. mainland. To support and validate its beliefs, the Company conducted a historical prepayment analysis on all mortgage loans in its Puerto Rico servicing portfolio originated since 1961. The analysis enabled the Company to develop prepayment curves based on the seasoning of the loans and to correlate its historical prepayments against prepayment rates on U.S. mainland mortgage-backed securities. The prepayment curves are updated periodically to incorporate the Company’s most recent prepayment experience. To benchmark the prepayment curves, R&G Financial obtains prepayment forecasts based on the median of 12 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. These median forecasts are compared against actual mortgage-backed securities prepayment speeds. The relationship between the median forecast and actual one-month mortgage-backed securities prepayment rates is analyzed and is further combined with an adjustment factor that links the historical correlation between R&G Financial’s and mortgage-backed securities prepayment rates. The adjustment factor is determined by a regression analysis that correlates the prepayment experiences of R&G Financial’s mortgage loans with U.S. mainland mortgage-backed securities and mortgages. This methodology resulted in a weighted average constant prepayment rate of 13.0% and 12.4%, respectively, for the 2004 and 2003 year-end valuations of MSRs in Puerto Rico.

For the Puerto Rico servicing portfolio, discount rates used in the valuation models are based on a spread over a risk-free investment with similar average life characteristics to the Company’s MSR portfolio. The spread over the risk-free rate is set by obtaining publicly available, independently verifiable market sources for “B and lower” credit-rated investments. The spread is adjusted to reflect changes in market conditions for “B and lower” credit-rated investments, including liquidity, credit and prepayment risks from major investment banking firms. This methodology resulted in a discount rate of 10.2% and 10.1% for the Puerto Rico portfolio as of December 31, 2004 and 2003, respectively.

For the U.S. mainland servicing portfolio, the Company determined the initial fair value of its MSRs based on an independent market valuation received from the Mortgage Industry Advisory Company, or MIAC. MIAC determined independent assumptions for the U.S. mainland servicing portfolio, including prepayment and discount rate assumption. The weighted average constant prepayment rate used in our independent market valuation for such portfolio was 21.7% and 23.3%, respectively, for the 2004 and 2003 year-end valuations, and the discount rate used was 9.0% and 9.1% at December 31, 2004 and 2003, respectively.

Servicing assets are amortized over the estimated life of the underlying mortgage loans in proportion to and over the period of estimated net servicing income. A particular periodic amortization is calculated by applying to the carrying amount of the servicing asset the ratio of the net servicing income projected for the current period to total remaining net servicing forecasted income.

The following table shows the value sensitivity of R&G Financial’s MSRs to the key assumptions used to determine their fair values at December 31, 2004:

(Dollars in Thousands)	Puerto Rico Servicing Assets	U.S. Mainland Servicing Assets
	(As Restated)	(As Restated)
Carrying amount of retained interest	$53,019	$19,861
Weighted-average expected life (in years)	4.7	3.9

Constant Prepayment Rate (weighted-average annual rate)	13.03%	21.65%
Decrease in fair value due to 10% adverse change	$(2,253)	$(1,201)
Decrease in fair value due to 20% adverse change	(4,369)	(2,282)
Residual cash flow discount rate (weighted-average annual rate)	10.20%	9.01%
Decrease in fair value due to 10% adverse change	$(1,740)	$(517)
Decrease in fair value due to 20% adverse change	(3,384)	(1,008)

These sensitivities are hypothetical and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

Goodwill and Other Intangibles

Goodwill arises from the purchase price exceeding the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired.

Goodwill and identified intangible assets with an indefinite useful life are not subject to amortization. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Company’s evaluation of goodwill involves a two-step process. First, the Company compares the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then the Company compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value.

As part of its goodwill impairment analysis, the Company determined the fair value of each of its reporting units. The determination of the fair value of the reporting units involves the use of estimates and assumptions including expected results, discount rate and growth rate. The evaluation for impairment is inherently complex, and involves significant judgments. The Company used three valuation approaches to estimate the fair value of the reporting units: (1) discounted cash flow valuation based on the reporting unit’s forecast of revenues and expenses; (2) market earnings multiple based on peer companies; and (3) comparable transaction multiple based on recent market transactions. The Company uses an approach that equally weights each valuation approach based on average fair value to estimate the reporting unit’s fair value.

The Company’s impairment evaluations for the year ended December 31, 2004, indicated that approximately $2.4 million of the Company’s goodwill was impaired. Refer to Note 3 and Note 9 to the Consolidated Financial Statements for additional information related to the evaluation of goodwill and to the carrying amounts by business segments. In addition, the Company has recorded as a deposit intangible the premium paid over the value of deposits acquired in connection with the purchases of certain branches in 1995 and 2002. The premium paid is being amortized over a 10 year period.

Fair Value Measurements

The measurement of fair value is fundamental to the presentation of R&G Financial’s financial condition and results of operations. The fair value of an asset is defined under GAAP as the amount at which an asset could be bought or sold in a current transaction between knowledgeable, unrelated willing parties, other than in a liquidation sale. The fair value of a liability is the amount at which the liability could be incurred or settled in a current transaction between knowledgeable, unrelated willing parties, other than in a liquidation. If available, a quoted market price in an active market is the best evidence of fair value and should be used as the basis for the measurement. If a quoted market price is not available, GAAP permits an entity to make an estimate of fair value using the best information available. R&G Financial recognizes many of its financial instruments at fair value in the consolidated statements of financial condition, with changes in these fair values recognized as gains and losses in the consolidated statements of income or deferred, net of tax, in accumulated other comprehensive income, or OCI.

Set forth below is a summary of R&G Financial’s sources of fair value for its investment securities, held in the securities held for trading, available for sale and held to maturity portfolios as well as its derivatives, retained interests and mortgage loans held for sale as of December 31, 2004, as restated:

(Dollars in Thousands)	Prices Actively Quoted	Prices Provided By Dealer Quotes	Internal Valuation Models	External Valuation Models	Alternative Procedures (1)
Mortgage-backed, U. S. Treasury and U. S. government sponsored agency securities	$1,831,400	$254,035	$—	$—	$—
Collateralized Mortgage Obligations	—	1,497,024	—	—	—
Corporate obligations, Municipal obligations	—	65,769	—	—	—
Derivative instruments — assets	6,536	396	—	—	—
Derivative instruments — liabilities	7,594	(18,064)	(304)	—	—
Other investment securities	—	53,071	—	—	136,343
MSRs	—	—	55,413	19,861	—
Mortgage loans held for sale	—	—	114,745	3,482,243	—

Total	$1,845,530	$1,852,231	$169,854	$3,502,104	$136,343

(1)	For the $116.5 million held in FHLB stock and the $11.6 million of investment in R&G Capital Trusts I-VI, the estimated market value is their redemption value determined by the recoverability of their cost. For Preferred stock issued by other financial institutions, the estimated market value is its redemption value.

Fair value affects R&G Financial’s earnings in a variety of ways. For certain financial instruments that are carried at fair value (such as securities held for trading and derivative instruments), changes in fair value are recognized in current period earnings as trading gains (losses). For securities available for sale, changes in fair value are generally deferred, net of tax, in OCI, a component of stockholders’ equity. The deferred gains and losses in OCI are recognized in earnings over time when the securities are sold or when impairments are recognized. In addition, impairments of mortgage loans held for sale are recognized in earnings through lower-of-cost-or-market valuation adjustments. Finally, impairments or recoveries of mortgage servicing assets are recognized in earnings through an impairment allowance as part of servicing income.

The estimation of fair values requires judgment by R&G Financial’s management regarding appropriate valuation methods and assumptions. The selection of a method to estimate fair value for each type of financial instrument depends on both the reliability and availability of relevant market data. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as type of instrument, the liquidity of the markets for the instrument and the contractual characteristics of the instrument.

For financial instruments with active markets and readily available market prices, R&G Financial estimates fair values based on independent price quotations obtained from third parties, including dealer quotes or direct market observations. Dealer quotes are prices that are obtained from third-party dealers that generally make markets in the relevant products. The quoted price is an indication of the price at which the dealer would consider transacting in normal market conditions. Market observable prices are prices that are retrieved from sources in which market trades are executed, such as electronic trading platforms. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated with the individual loans. Loans that are more than 120 days delinquent are valued based on a discounted cash flow model that projects expected cash flow from the recovery of the collateral.

In other cases, the Company may use external third-party valuations from reputable firms to estimate fair values that may include cash flow models or other acceptable methodologies depending on the financial instrument being valued.

Valuation of Trading Securities and Derivatives

R&G Financial’s trading gains (losses) include gains and losses, whether realized or unrealized, on securities accounted for as held for trading, as well as various other financial instruments, including derivative contracts that R&G Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair value with increases or decreases in such values reflected in current earnings as part of trading profits or losses. The fair value of many of R&G Financial’s trading securities and derivative instruments is based on dealer quotations from recognized markets and, as such, does not require significant management judgment. For instruments not traded on a recognized market, R&G Financial generally determines fair value by reference to quoted market prices for similar instruments.

As of December 31, 2004, R&G Financial held $9 million in Puerto Rico tax-exempt GNMA securities included in its securities held for trading portfolio. Because of their preferential tax status in Puerto Rico, these securities cannot be valued directly by reference to market quotations for U.S. GNMA securities with similar characteristics. R&G Financial determines the fair value of its portfolio of tax-exempt GNMA securities, based on quotations received from Puerto Rico broker-dealers.

Generally, derivatives are financial instruments or terms in non-derivative contracts (embedded derivatives) with little or no initial net investment in comparison to their notional amount and whose value is based on the value of an underlying asset, index, reference rate or other variable. The derivatives may be standardized contracts executed through organized exchanges or privately negotiated contractual agreements that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans and mortgage-backed securities. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are reported as part of other assets at fair value. Derivatives in a net liability position are reported as part of other liabilities, at fair value.

In the ordinary course of business, the Company’s derivatives are not designated as being in hedge accounting relationships. For those derivatives not designated as an accounting hedge, fair value gains and losses are reported as part of trading gains (losses) on the consolidated statements of income.

Fair Value of Recourse Obligation

From time to time, the Company sells mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the value of its recourse obligation by estimating the amount that the Company would be required to pay a third-party in order to be relieved of its obligation under the agreements.

The Company uses an internally developed model to estimate the fair market value of the credit risk inherent in the Company’s recourse portfolio. To estimate the Company’s recourse liability, the Company establishes a price at which the Company could sell the credit risk of its recourse portfolio. The Company determines the recourse liability for each loan by determining the applicable guarantee fee and relevant high risk fee add-ons and adjusting for delinquency status.

The Company developed a valuation methodology that predominantly relies on FHLMC’s fixed-rate mortgage pricing grid because it satisfies the need for transparency required by mark-to-market pricing. FHLMC’s risk-based credit pricing is observable and relatively stable across time. The Company supplemented the FHLMC pricings with other sources, including those from whole loan purchasers and mortgage insurers on a best execution basis. While the majority of loans with recourse are valued using the FHLMC pricings, supplemental pricing was needed because the FHLMC pricing grid does not cover all credit scenarios for the Company’s recourse loans.

As of December 31, 2004, the outstanding principal balance of loans sold subject to recourse was $664.6 million. The Company’s reserve for possible losses related to its recourse obligation was $9.9 million as of December 31, 2004.

Income Taxes

The Company follows an asset and liability approach to the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Other Income Recognition Policies

Interest income on loans is accrued by R&G Financial when earned. R&G Financial places loans and leases on a non-accrual basis when any portion of principal or interest is more than 90 days past due, or earlier if concern exists as to the ultimate collectibility of principal or interest. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is fully reversed. Such interest, if collected, is credited to income in the period of recovery. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Loan origination fees, as well as discount points and certain direct origination costs for mortgage loans held for sale, are initially recorded as an adjustment to the cost of the loan and reflected in R&G Financial’s earnings as part of the net gain on mortgage loans sales when the loan is sold or securitized into a mortgage-backed security and sold. In the case of loans receivable held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with SFAS No. 91.

General

R&G Financial’s core business is residential mortgage banking. Through its mortgage banking subsidiary, R&G Mortgage, the Company was the second largest mortgage loan originator and servicer of mortgage loans in single-family residences in Puerto Rico as of December 31, 2004. In addition to its core mortgage banking business, the Company has pursued related businesses, including commercial loans, consumer loans and other loan product offerings, a diversified range of deposit products, insurance and trust and, prior to the 2006 sale of certain assets of R-G Investments and its subsequent liquidation, investment services to achieve its long-term strategy of increasing the amount and stability of its net interest income and non-interest income. In pursuing this diversification, the Company has sought opportunities to take advantage of its core mortgage banking business to provide additional sources of earnings. The Company was also diversified geographically as of December 31, 2004 through its 2002 acquisition of Crown Bank, which operated 15 branches in Florida as of December 31, 2004; in May 2007, the Company agreed to sell Crown Bank to Fifth Third Financial Corporation.

The Company generally operates its businesses through four primary segments — Mortgage Banking, Banking Operations, Insurance and, prior to the 2006 sale of certain assets of R-G Investments and its subsequent liquidation, Broker-Dealer. Net interest income from assets originated by R&G Financial’s mortgage banking business and deposits gathered by R&G Financial’s banking subsidiaries continues to be the primary source of revenues and earnings, with net gains from mortgage loan sales and fees as the Company’s second most significant source of revenues, during 2004. As a result, the primary influence on the Company’s operating results is the aggregate demand for mortgage loans in Puerto Rico and its other markets in the U.S., which are affected by such external factors as prevailing mortgage rates and the strength of the relevant housing markets.

The principal market risk the Company faces is interest rate risk — the risk that the value of its assets or liabilities or its net interest income will change due to changes in interest rates. The Company manages its interest rate risk exposure through the use of derivative instruments and internal balance sheet management. The overall objective of the Company’s interest rate risk management activities was to protect the value of the Company’s assets from and reduce the variability of earnings caused by changes in interest rates.

The Company also faces credit risk related to its residential mortgage and commercial lending activities and its derivatives transactions. Credit risk is the potential for financial loss resulting from the failure of a borrower or an institution to honor its contractual obligations to the Company. The Company manages mortgage credit risk principally through maintaining sound underwriting standards, monitoring the asset quality of its loan portfolio, retaining qualified personnel and maintaining appropriate procedures for collection. The Company manages derivatives credit risk through approvals, limits and monitoring procedures. In addition, the Company reduces this risk by entering into transactions only with counterparties that carry high quality credit ratings and, as applicable, obtaining collateral where appropriate.

The Company’s liquidity and financing requirements are significant. In 2004, the Company met these requirements in a variety of ways, including internally from deposits from the Company’s retail banking activities and interest and principal payments collected on its loans receivable, and externally from FHLB advances, brokered deposits, lines of credit and other short- and long-term borrowings. The objective of the Company’s liquidity management is to ensure that adequate, diverse and reliable sources of cash are available to meet the Company’s funding needs on a cost-effective basis. The Company’s ability to raise financing at the level and cost required to compete effectively is dependent on its credit rating, which in turn is dependent on its operating results, the results of the restatement, the results of material pending litigation and the resolution of outstanding regulatory actions.

The Company has generally sought to achieve long-term financial strength and profitability by increasing the amount and stability of its net interest income and non-interest income. Historically, the Company has sought to implement this strategy by (i) expanding its retail banking franchise in order to achieve increased market presence and to increase core deposits, (ii) enhancing its net interest income by increasing its loans held for investment, particularly real estate secured loans, (iii) emphasizing the growth of its mortgage banking activities, including the origination and sale of mortgage loans, and growing its loan servicing operation, (iv) developing new business relationships through an increased emphasis on commercial real estate and commercial business lending, (v) diversifying its retail products and services, including an increase in consumer loan originations, (vi) meeting the financial needs of its customers through, among other things, the offering of trust and investment services and insurance products and (vii) emphasizing controlled growth, while pursuing a variety of acquisition opportunities when appropriate. For additional information, refer to “— Future Operations”.

Changes in Financial Condition

General

At December 31, 2004, R&G Financial’s total assets amounted to $11.9 billion, as compared to $8.9 billion at December 31, 2003. The $3.0 billion or 34% increase in total assets during the year ended December 31, 2004 was primarily the result of a $2.2 billion or 42% increase in total loans, reflecting strong mortgage loan demand driven by strong economic conditions and a favorable interest rate environment, and a $702.8 million or 22% overall increase in investment securities. The increase in investment securities was mainly due to the Company’s strategy to diversify its revenue sources and maximize its net interest income by maintaining a portfolio of investment securities.

Loans and Leases

Loans and Leases Receivable Held for Investment. Despite a less favorable interest rate environment in 2004 compared to 2003, R&G Financial increased its portfolio of loans and leases receivable, net, which are held for investment, to $3.9 billion at December 31, 2004 or 33% of total assets, as compared to $2.9 billion or 33% of total assets as of December 31, 2003. The growth in R&G Financial’s loans and leases receivable, net portfolio reflects R&G Financial’s strategy of diversifying its income sources by increasing its loans held for investment, concentrating on residential mortgage, construction, commercial real estate and commercial and financial loans both in Puerto Rico and Central Florida. At December 31, 2004, the commercial and financial loan category included $345.4 million of secured commercial loans to financial institutions that were originally recorded as purchases of mortgage loans.

R&G Financial originates floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans held for sale, a significant portion of the loans in R&G Financial’s real estate — construction and development and commercial and financial loan categories carry adjustable rates. At December 31, 2004, $785.8 million or 71% of total real estate — construction and development and commercial and financial loans were adjustable rate loans. The adjustable rate real estate — construction and development and commercial and financial loans have interest rate adjustment limitations and are generally tied to either the prime rate or LIBOR and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate R&G Financial pays on the different funding sources used to finance these loans. A substantial amount of real estate — construction and development and commercial and financial loans held by R&G Financial mature, generally, within 12 to 24 months. Refer to Note 6 to the Consolidated Financial Statements for additional information with respect to R&G Financial’s portfolio of loans and leases receivable.

Mortgage Loans Held for Sale. At December 31, 2004 and 2003, mortgage loans held for sale amounted to $3.5 billion and $2.3 billion, respectively. As of December 31, 2004, this amount included $2.0 billion ($841 million as of December 31, 2003) of mortgage loans added to the Company’s balance sheet as part of the recharacterization as secured borrowings of various transactions previously classified as sales, and $1.2 billion of mortgage loans reclassified within the Company’s balance sheet as part of the Company’s reassessment of its portfolio of mortgage loans held for sale in light of management’s intentions to either hold or sell such loans, as further described above under “— Summary of Accounting Adjustments by Category — Accounting for Loans Held for Sale.” The increase in mortgage loans held for sale was also driven by strong mortgage loan originations due to strong economic conditions and a favorable interest rate environment. The increase in loan origination was also due to increases in mortgage and banking branches of 11 offices. The Company classifies as held for sale those loans which the Company does not have the ability and intent to hold to maturity. The level of mortgage banking activities is highly dependent upon market and economic factors. The Company’s strategy focuses on gaining a larger share of the mortgage origination market by offering clients convenient locations, superior service and products that fit their needs.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA’s prior authorization, R&G Financial may repurchase such delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, R&G Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back onto the Company’s mortgage loans held for sale portfolio, regardless of whether the Company intends to exercise the buy-back option. A corresponding liability is also recorded. As of December 31, 2004, the mortgage loans held for sale portfolio included $17.8 million related to GNMA defaulted loans, compared to $23.7 million as of December 31, 2003.

Non-Performing Assets and Allowance for Loan and Lease Losses

At December 31, 2004, R&G Financial’s allowance for loan and lease losses totaled $44.0 million, which represented a $13.4 million or 44% increase from the level maintained at December 31, 2003. The increase in the allowance for loan and lease losses is primarily due to the growth of the Company’s loans and leases receivable, net portfolio, in particular the Company’s real estate-construction and development loan portfolio together with increases in non-performing loans. At December 31, 2004, R&G Financial’s allowance represented approximately 1.13% of the loans and leases receivable portfolio and 51.87% of total non-performing loans held for investment, as compared to 1.04% and 41.32% at December 31, 2003. During 2004, the Company made provisions for loan and lease losses of $24.7 million, which exceeded net charge-offs of approximately $11.3 million. Management determined to increase the allowance for loan and lease losses because of the increase in R&G Financial’s commercial and real estate-construction and development loan portfolios, which carry a higher credit risk compared to residential loans.

Non-performing loans held for investment and held for sale amounted to $227.7 million at December 31, 2004, as compared to $182.3 million at December 31, 2003. The $45.4 million or 25% increase is primarily related to a $49.9 million increase in delinquent residential real estate loans over 90 days past due as a result of the growth in the Company’s real estate — mortgage loan category. For the year ended December 31, 2004, the ratio of total non-performing loans to total loans, including loans held for sale, decreased to 3.09% from 3.51% as of December 31, 2003. The decrease in this ratio was mainly due to a decrease of 38 basis points in the non-performing loans ratio in the real estate — mortgages loan category.

At December 31, 2004, $221.0 million or 97% of total non-performing loans consisted of real estate mortgage loans. Because of the nature of the collateral, R&G Financial has historically recognized a low level of loan charge-offs. R&G Financial’s aggregate net charge-offs amounted to 0.34% of average loans outstanding during 2004, as compared to 0.43% during 2003. Loan delinquencies have historically been higher in Puerto Rico than in the mainland United States, however, loan charge-offs have historically been lower than in the mainland United States.

The Company’s management believes that its allowance for loan and lease losses at December 31, 2004 was adequate, based upon, among other things, the significant level of single-family residential loans within R&G Financial’s portfolio (as compared to commercial real estate, commercial business and consumer loans, which are considered by management to carry a higher degree of credit risk) and the low level of loan charge-offs normally experienced by the Company with respect to its loan portfolio. However, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect R&G Financial’s results of operations.

For additional information and analysis of the allowance for loan and lease losses and non-performing assets and related ratios, refer to Item 1 “Business — Lending Activities from Banking Operations — Asset Quality” and “— Allowance for loan and lease losses”.

Securities Held for Trading, Available for Sale and Held to Maturity

General

The Company maintains a portfolio of mortgage-backed and investment securities as part of its strategy to diversify its revenue sources and maximize net interest income. Most of the mortgage-backed and investment securities are held by the Company’s international banking entities, in which the interest income and gain on sales is exempt from Puerto Rico and U.S. income taxation. Mortgage-backed and investment securities are classified as either held for trading, available for sale or held to maturity. At December 31, 2004, R&G Financial’s aggregate mortgage-backed and investment securities totaled $3.8 billion or 32% of total assets, as compared to $3.1 billion or 35% at December 31, 2003, respectively.

Securities held for trading consist primarily of conventional FHA and VA loans which have been securitized as FHLMC and GNMA pools, respectively. The FHLMC and GNMA pools are being held principally for the purpose of selling them to institutions in the secondary market and individuals through the Company’s broker-dealer. Securities held for trading are reported at fair value with unrealized gains and losses included in earnings. At December 31, 2004 and 2003, securities held for trading totaled $40.5 million and $38.7 million, respectively. The increase mainly reflects a higher level of securities held to support the Company’s broker-dealer business.

Securities available for sale principally consist of mortgage-backed and related securities (tax exempt GNMA pools, FNMA and FHLMC certificates as well as CMOs and CMO residuals) and U.S. government agency securities. At December 31, 2004 and 2003, securities available for sale totaled $3.6 billion and $2.9 billion, respectively. Securities available for sale are reported at fair value with unrealized gains and losses excluded from earnings, and reported in accumulated other comprehensive income, a separate component of stockholders’ equity. The increase in securities available for sale resulted mainly from the purchase of U.S. Treasury and mortgage-backed securities as part of the Company’s strategy to maximize net interest income.

Securities held to maturity consist of mortgage-backed securities (GNMA, FNMA and FHLMC certificates), certain Puerto Rico Government obligations and other Puerto Rico securities. At December 31, 2004 and 2003, securities held to maturity totaled $77.7 million and $76.7 million, respectively. Securities held to maturity are accounted for at amortized cost. At December 31, 2004 and 2003, securities held to maturity had a market value of $78.5 million and $78.3 million, respectively.

The following table summarizes the carrying values of R&G Financial’s securities holdings as of December 31, 2004, excluding FHLB stock, certain limited partnership interests in connection with the Community Reinvestment Act and certain investments in R&G’s capital trusts:

Investment Securities

(Dollars in Thousands)	Held for trading	Available for sale	Held to maturity	Total Investment Securities
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities (1)	$33,476	$2,688,097	$23,971	$2,745,544
U.S. government sponsored agency and municipal debt obligations	—	850,024	2,500	852,524
Puerto Rico government obligations	68	—	51,170	51,238
Other	6,906	50,444	100	57,450

Total	$40,450	$3,588,565	$77,741	$3,706,756

(1)	Including CMOs and CMO residuals.

For additional information regarding the composition of R&G Financial’s investment securities, refer to Note 4 to the Consolidated Financial Statements and to Item 1 “Business — Investment Activities”.

Loan Production and Mortgage Servicing Assets

Loan Production

During the years ended December 31, 2004, 2003 and 2002, total loans originated and purchased by R&G Financial amounted to $5.0 billion, $4.3 billion and $2.9 billion, respectively, out of which $2.3 billion, $2.8 billion, and $2.0 billion, respectively, were residential mortgage loans originated by the Company’s mortgage banking subsidiaries. Historically, a substantial portion of R&G Financial’s total residential mortgage loan originations has consistently been composed of refinancings. For the years ended December 31, 2004, 2003, and 2002, refinancing represented approximately 49%, 46% and 45%, respectively, of the total dollar volume of internally originated residential mortgage loans. R&G Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. The following table sets forth loan originations and purchases by R&G Financial from its banking and mortgage business for the periods indicated:

(Dollars in Thousands)	Years Ended December 31
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Originations and purchases by banking subsidiaries (1):
Loans originated:
Commercial and financial	$360,946	$117,512	$180,719
Real Estate – Construction & development	700,110	320,027	143,356
Real Estate – Mortgages	850,032	608,799	388,072
Installment	119,786	144,735	130,492
Lease Financing	89,023	46,420	28,294

Total loans originated	2,119,897	1,237,493	870,933
Loans purchased (2)	520,282	269,745	90,132

Total loan originations and purchases by banking subsidiaries	2,640,179	1,507,238	961,065

Originations and purchases by mortgage banking subsidiaries (3):
Loans originated:
Real Estate – Mortgages	2,344,282	2,835,779	1,959,727
Loans purchased	4,159	797	440

Total loan originations and purchases by mortgage banking subsidiaries	2,348,441	2,836,576	1,960,167

Total loans originations and purchases	$4,988,620	$4,343,814	$2,921,232

(1)	Excludes $1.3 billion, $1.3 billion, and $0.8 billion of mortgage loans originated under a table funding arrangement with R&G Mortgage for 2004, 2003 and 2002, respectively.
(2)	Mainly real-estate mortgages purchased by Crown Bank from other financial institutions.
(3)	Includes $1.3 billion, $1.3 billion, and $0.8 billion of mortgage loans originated for Premier Bank under its table funding arrangement with R&G Mortgage for 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004, total loan originations and purchases increased by $644.8 million or 15% over the year ended December 31, 2003, and increased by $1.4 billion or 49% for the year ended December 31, 2003 over the year ended December 31, 2002. The increase in 2004 was primarily the result of a $380.1 million increase in the real estate — construction & development loan category together with a $253.9 million increase in loans purchased. These positive variances were partially offset by a decrease of $250.3 million in the real estate — mortgages loan category from the Company’s banking and mortgage banking businesses. The increase in the real estate — construction and development loan category mainly reflects the Company’s strategy to diversify its loans and leases receivable, net portfolio. The increase in loans purchased by Crown Bank mainly reflects the Company’s strategy to expand its residential mortgage business in the Orlando, Florida area.

The increase in loan originations and purchases in 2003 was primarily the result of a $176.7 million increase in the real estate — construction and development loan category and a $1.1 billion increase in the real estate — mortgage loan category. The increase in the real estate — mortgage loan category in 2003 was mainly due to a favorable interest rate environment together with improved economic conditions in Puerto Rico and Florida.

For additional details on the Company’s origination activities and origination channels, refer to Item 1 “Business — Mortgage Banking Activities — Loan Originations, Purchases and Sales” and “— Lending Activities from Banking Operations — Origination, Purchases and Sales of Loans.”

Mortgage Servicing

At December 31, 2004, R&G Financial’s servicing portfolio totaled $11.4 billion and consisted of a total of 145,003 loans, compared to $10.9 billion and 147,981 loans at December 31, 2003. The increase in the total servicing portfolio for 2004 compared to 2003 was mainly attributable to an increased level of mortgage production, net of repayments.

As of December 31, 2004 and 2003, R&G Financial reported servicing assets of $72.9 million and $80.8 million, respectively. R&G Financial recognizes both purchased and originated mortgage servicing rights as assets in its Consolidated Financial Statements. R&G Financial evaluates the fair value of its servicing assets on a quarterly basis to determine any potential impairment. Any future decline in interest rates which results in an acceleration in mortgage loan prepayments could have an adverse effect on the value of R&G Financial’s mortgage servicing rights.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require R&G Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While R&G Financial generally recovers funds advanced pursuant to these arrangements, it must absorb the cost of the funds it advances during the time the advance is outstanding. At December 31, 2004 and 2003, advances to investors receivable were $15.4 million and $18.6 million, respectively. During the years ended December 31, 2004 and 2003, the monthly average amount of funds advanced by R&G Financial under such servicing agreements was approximately $19.6 million and $16.1 million, respectively. To the extent the mortgage loans underlying R&G Financial’s servicing portfolio experience increased delinquencies, R&G Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, R&G Financial has sold pools of delinquent FHA and VA mortgage loans. Under these arrangements, R&G Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While R&G Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. Accordingly, the Company maintains an allowance to cover the possible differences between the amounts advanced and the amounts expected to be recovered under the FHA and VA insurance and guaranteed programs. As of December 31, 2004, the Company maintains a reserve of $5.6 million as an allowance for such differences. For further information regarding the status of the Company’s subsidiaries’ mortgage banking licenses, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Status of Mortgage Banking Licenses.”

When R&G Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent R&G Financial breaches any of these warranties, investors are generally entitled to cause R&G Financial to repurchase the loan subject of the breach.

In addition to its servicing and warranty obligations, R&G Financial’s loan sale activities include the sale of some non-conforming mortgage loans subject to recourse arrangements that generally require R&G Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated, and R&G Financial is required to repurchase more loans than anticipated, R&G Financial’s liquidity requirements would increase. Refer to “— Off-Balance Sheet Activities” for additional information on these arrangements.

For additional details and analysis of the Company’s servicing portfolio, refer to Item 1 “Business — Mortgage Banking Activities” and Notes 7 and 17 to the Consolidated Financial Statements.

Goodwill

R&G Financial reported goodwill, attributable primarily to the 2002 acquisition of Crown Bank, of $59.1 million at December 31, 2004 and $62.2 million at December 31, 2003. The value of goodwill is derived from the excess of the purchase price of an acquired business over the assigned value of the net assets of that business, and represents the value of the unidentifiable, intangible elements of the acquired business.

The sustained value of the majority of the goodwill that the Company reports on its consolidated balance sheet is supported by revenue from its banking business. A decline in earnings resulting from a lack of growth or the Company’s inability to deliver cost-effective services over a sustained period could lead to a perceived impairment of goodwill. Other indicators of goodwill impairment include adverse changes in the business, economic or political climate, an adverse action or assessment by a regulator and unanticipated competition.

Management reviews goodwill for possible impairment on an annual basis, or earlier if circumstances dictate. If necessary, an impairment of goodwill is recorded as a write-down in the Company’s consolidated statements of income.

During the year ended December 31, 2004, the Company recognized an impairment write-down to goodwill of $2.4 million related to Continental’s mortgage banking operations.

More information about goodwill is provided in Note 1, Note 9 and Note 32 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity

Liquidity refers to R&G Financial’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management’s policy to maintain greater liquidity than required in order to be in a position to fund loan purchases and originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads.

R&G Financial monitors its liquidity in accordance with guidelines established by R&G Financial and applicable regulatory requirements. R&G Financial’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. R&G Financial can minimize the cash required during times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demands caused by net reductions in deposits are usually caused by factors over which R&G Financial has limited control. R&G Financial derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB and other short and long-term borrowings.

R&G Financial’s liquidity management is both a daily and long-term function of the Company’s funds management. Liquid assets are generally invested in short-term investments such as securities purchased under agreements to resell, federal funds sold and time deposits in other financial institutions. If R&G Financial requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 2004, R&G Financial had $215.2 million in borrowing capacity under unused warehousing and other lines of credit, $1.5 billion in borrowing capacity under unused lines of credit with the FHLB and $115 million available under unused fed funds lines of credit. For subsequent development regarding warehousing and other lines of credit, refer to Item 1 “Business — Sources of Funds — Borrowings”.

As of December 31, 2004, the Company placed substantial reliance on brokered deposits, and this reliance has increased during the restatement. The Company intends to pursue growth in non-brokered CDs and core deposits through increased marketing campaigns, including targeted communications within the Puerto Rico business community and cross-selling programs across the existing retail and commercial customer bases of Premier Bank and R&G Mortgage.

At December 31, 2004, R&G Financial had outstanding commitments to sell mortgage loans and mortgage-backed securities amounting to approximately $925.7 million, including a commitment of $800.0 million with a financial institution to sell and purchase mortgage loans to and from each other, and commitments to extend credit of $806.4 million. The Company also has agreements amounting to $1.0 billion with developers to provide mortgage loans to qualified buyers of new housing units on residential projects. Most such agreements are subject to prevailing market rates at the time of closing and present no market risk exposure for the Company, though a small portion of these agreements are subject to rate lock commitments in favor of the mortgagee. Finally, the Company had time deposits which are scheduled to mature within one year totaling $1.6 billion at December 31, 2004, and other borrowings (including repurchase agreements, advances from the FHLB, lines of credit and federal funds purchased) that are scheduled to mature within the same period amounting to $2.6 billion at December 31, 2004.

The Company anticipates that each of Premier Bank, Crown Bank and R-G Insurance will have sufficient funds available from their own resources to meet their ongoing liquidity needs. As a result of the cease and desist orders entered into with various banking regulators further described elsewhere in this report, both Premier Bank and Crown Bank are currently subject to restrictions on their ability to make dividend payments without prior regulatory permission. Since the issuance of the orders, Premier Bank and Crown Bank have been granted regulatory permission to declare dividends to R&G Financial and RAC, respectively, sufficient to enable R&G Financial to make all periodic dividend payments on its outstanding series of preferred stock and to enable R&G Financial and RAC to make all periodic dividend payments on their respective trust preferred securities issues when due. No other dividends have been authorized.

R&G Mortgage has used the $64 million in proceeds from its September 28, 2007 sale of a residential mortgage loan portfolio to repay approximately $55.9 million of outstanding borrowings under its mortgage loan warehousing and working capital credit facilities (including $4.5 million to repay outstanding borrowings to Premier Bank under a warehousing credit facility that is eliminated in consolidation) and to meet certain other operational commitments. The Company anticipates that the combination of R&G Mortgage’s servicing income, interest income from mortgage loans and available financing under its warehousing lines of credit will be sufficient to meet R&G Mortgage’s ordinary course operating requirements. If the lenders under either of R&G Mortgage’s existing warehousing lines of credit cease making advances under the warehousing facilities, accelerate or demand payment of any outstanding amounts or fail to renew the credit facilities beyond their respective termination dates of October 31, 2007, this would have a material adverse effect on R&G Mortgage’s liquidity and operations.

Upon the closing of the sale of Crown Bank to Fifth Third Financial Corporation, the Company anticipates having sufficient funds available to meet its near-term liquidity and capital needs. The Company’s liquidity, however, is subject to the unpredictability of the outcomes of the shareholder and other legal and regulatory proceedings described below. The Company is also a guarantor under R&G Mortgage’s warehousing lines of credit which terminated on October 31, 2007. The Company is in the process of negotiating short-term extensions of these credit facilities but can give no assurance it will be able to obtain such extensions under either or both of its credit facilities, or to obtain certain waivers, further described below, that the Company would need if it is able to obtain such extensions. Additionally, the Company expects that until it has filed its Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006 and resolved its ongoing legal and regulatory proceedings, it will have limited access to financing arrangements or other external sources of liquidity. The Company is evaluating various alternatives to provide additional liquidity and capital. Failure to consummate or any significant delay in the consummation of the sale of Crown Bank, acceleration or a demand for payment of any outstanding amounts by the lenders under either of the credit facilities or a failure to obtain extensions of the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition and could result in banking regulators placing further restrictions on the Company’s operations and its banking subsidiaries or taking actions that could have a material adverse effect on the value of the Company’s preferred and common stock.

Capital Resources

Applicable capital regulations establish a minimum Tier I leverage capital requirement of 3.0% for the most highly-rated state-chartered, non-member banks. Other state-chartered, non-member banks would need to meet a minimum leverage ratio that is at least 100 to 200 basis points above this minimum, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock, subject to certain limitations, and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier II) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

As of December 31, 2004, Premier Bank was considered a “well capitalized” bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the FDICIA. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier I Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.

At December 31, 2004, Premier Bank met each of its capital requirements, with Tier I leverage capital, Tier I risk-based capital and total risk-based capital ratios of 5.17%, 10.98% and 11.87%, respectively. However, as a result of certain restatement adjustments affecting Crown Bank, Crown Bank had not met, as of December 31, 2004, the minimum capital adequacy requirement for its total risk-based capital ratio, which was 7.18% as of such date. Crown Bank’s Tier I leverage capital and Tier I risk-based capital ratios were 4.17% and 6.63%, respectively. For further information, refer to “ — Summary of Restatement Results” above. During 2005, Crown Bank received capital contributions from the Company which allowed it to meet the minimum ratios for capital adequacy purposes and Crown Bank was classified as “well capitalized” as of December 31, 2006. As of August 31, 2007, each of Premier Bank and Crown Bank were “well capitalized”.

In addition, the FRB has promulgated capital adequacy guidelines for bank holding companies which are substantially similar to those adopted by the FDIC regarding state-chartered banks, as described above. As of December 31, 2004, R&G Financial was in compliance with such regulatory capital requirements, with Tier I leverage capital, Tier I risk-based capital and total risk-based capital ratios of 6.67%, 11.32% and 14.63%, respectively. R&G Financial was also in compliance with such regulatory capital requirements as of August 31, 2007, with Tier I leverage capital, Tier I risk-based capital and total risk-based capital ratios of 5.44%, 7.59% and 10.86%, respectively.

On March 1, 2005, the FRB adopted a final rule that allows the continued limited inclusion of trust preferred securities as Tier I regulatory capital of bank holding companies. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits following a five-year transition period. Under the final rule, as of March 31, 2009, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier I capital which are identified in the rule, may not exceed 25% of a bank holding company’s Tier I capital, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The rule will effectively limit the amount of trust preferred securities that may be included in Tier I capital. Management believes the adoption of the final rule will not have a significant effect on the Company’s regulatory capital ratios.

R&G Financial’s regulatory capital ratios as of December 31, 2004 declined, when compared to 2003, due to significant asset growth that was not proportional with total capital growth. The higher volume of risk-weighted assets during 2004, which increased by 33.87% compared to 2003, was principally attributable to significant increases on the Company’s loans and mortgage-backed securities portfolios. Also, while the Tier I and Total Capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the leverage ratio is significantly lower because it is based on total average assets without any risk weighting. Refer to Note 22 to the Consolidated Financial Statements for additional information regarding the regulatory capital ratios.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against R&G Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on R&G Financial. For further information, refer to Item 1 “Business — Regulation” above.

Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans was 50% at December 31, 2004. As of December 31, 2004, R&G Financial’s outstanding balance of loans sold with recourse was $664.6 million (2003 — $672.7 million) and is included for purposes of the computation of the capital ratios previously set forth.

R-G Investments, prior to its deregistration as a broker-dealer in June 2007, was subject to regulatory capital requirements imposed by the SEC. At December 31, 2004, R-G Investments was in compliance with its applicable regulatory capital requirements.

Deposits

At December 31, 2004, deposits totaled $4.2 billion, as compared to $3.5 billion at December 31, 2003. The $682.3 million or 19% increase in deposits during the year ended December 31, 2004 is comprised of an increase of approximately $267.3 million in core deposits (consisting of passbook, NOW and Super NOW accounts and regular and commercial checking accounts as well as time deposits under $100,000) and an increase of approximately $415.0 million in time deposits in excess of $100,000. The increase in core deposits was primarily due to promotions in connection with new accounts and competitive pricing in time deposits. One of R&G Financial’s strategies is to increase its core deposits, which provide a source of fee income and the ability to cross-sell other products and services. Consolidated core deposits remained stable at 54% of total deposits at December 31, 2004 compared to 57% of total deposits at December 31, 2003.

As of December 31, 2004 and 2003, R&G Financial’s retail banking subsidiaries had approximately $799.4 million and $623.8 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by R&G Financial’s banking subsidiaries as a source of long-term funds. Financial service companies operating in Puerto Rico, such as R&G Financial, encounter intense competition in attracting and retaining deposits, as investors have available other investment products, which are either tax-exempt or taxed at a lower rate than income generated by deposit products. The brokered deposits market is substantial and the Company has been able to raise significant amounts of funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on differences in rates offered on deposits.

Borrowings

Other than deposits, R&G Financial’s primary source of funds consists of securities sold under agreements to repurchase, which are agreements to purchase on a specified later date the same or substantially identical securities, or repurchase agreements, and FHLB advances.

At December 31, 2004 and 2003, repurchase agreements totaled $3.0 billion and $2.2 billion, respectively. The increase in repurchase agreements was mainly due to the increase in investment securities and the use of repurchase agreements to fund such increase as part of the Company’s strategy to diversify and maximize net interest income. For additional details on the Company’s repurchase agreements, refer to Note 11 to the Consolidated Financial Statements.

The Company’s banking subsidiaries are members of the FHLB system and obtain advances to fund their operations under collateral agreements with the FHLB. FHLB advances amounted to $1.3 billion and $1.1 billion at December 31, 2004 and 2003, respectively. At December 31, 2004, FHLB advances were scheduled to mature at various dates commencing on January 6, 2005 until March 2, 2011, with an average interest rate of 3.60%. For further information, refer to Note 13 to the Consolidated Financial Statements.

Notes payable consist primarily of warehouse lines of credit, which were used to fund loan commitments of R&G Mortgage and, prior to the 2005 Continental disposition, Continental Capital. At December 31, 2004, notes payable amounted to $121.7 million, as compared to $199.9 million at December 31, 2003. For further information regarding the Company’s warehouse lines of credit, refer to Item 1, “Business — Sources of Funds — Borrowings” and Note 12 to the Consolidated Financial Statements

Secured Borrowings as a Result of Recharacterizations

As described above under “— Summary of Accounting Adjustments by Category — Accounting for Loan Transfers — Loan Transfer Transactions Recharacterized as Secured Borrowings,” the Company determined, after a review of all of its transactions that it had previously characterized as mortgage loan sales, to recharacterize certain of these transactions as secured borrowings collateralized by real estate mortgage loans. As a result of these recharacterizations, the Company re-recognized the mortgage loans previously sold in these transactions and made certain other related accounting adjustments.

The following table presents details, as of December 31, 2004 and 2003, of the secured borrowings from financial institutions and other private lenders resulting from the recharacterization of certain transactions not qualifying for sale accounting treatment under SFAS No. 140:

	Year Ended December 31,
	2004		2003
(Dollars in Thousands)	Secured borrowing balance	Unpaid principal balance of mortgage loan collateral	Secured borrowing balance	Unpaid principal balance of mortgage loan collateral
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Doral Bank	$200,143	$199,203	$—	$—
FirstBank Puerto Rico	760,752	756,012	345,023	342,897
Westernbank Puerto Rico	120,077	120,717	152,860	152,729
Banco Santander Puerto Rico	387,332	386,265	219,698	219,240
Banco Bilbao Vizcaya Argentaria Puerto Rico	97,695	97,656	—	—
Banco Popular de Puerto Rico	155,001	154,742	71,928	71,658
Oriental Bank and Trust	64,449	64,446	—	—
EverBank	30,884	31,445	—	—
Puerto Rico Mortgage Backed & US Government Securities Fund	100,222	99,802	—	—
Other private investors	51,025	50,478	46,017	45,544

Total	$1,967,580	$1,960,766	$835,526	$832,068

These loans are subject to scheduled payments, and are expected to repay according to either the regular amortization and prepayments of the underlying mortgage loans or negotiated restructurings. For further information regarding these restructurings, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Restructuring of Certain Prior Mortgage Loan Transfers” and Note 32 to the Consolidated Financial Statements.

Stockholders’ Equity

Restated stockholders’ equity increased from $590.7 million at December 31, 2003 to $617.2 million at December 31, 2004. The $26.5 million or 4% increase in stockholders’ equity during 2004 was primarily due to $92.3 million in net income recognized in 2004, partially offset by dividends paid during the year of $35.9 million on common and preferred stock and a $30.6 million other comprehensive loss, net of tax on available for sale securities recognized during the year. The other comprehensive loss recognized during the year is due to decreases in the fair value of available for sale securities as a result of increases in interest rates during 2004.

On November 21, 2003, the Company’s Board of Directors declared a three-for-two stock split on the Company’s Class A and Class B Common Stock. The split was effected on January 29, 2004 in the form of a stock dividend of one additional share of the applicable class of common stock for each two shares of common stock held of record as of January 16, 2004. All per share data has been retroactively adjusted to reflect the stock split.

Results of Operations

General

R&G Financial’s results of operations depend substantially on its net interest income, which is the difference between interest income, or income from interest-earning assets (which consist primarily of loans, money market investments and mortgage-backed and investment securities) and interest expense on interest-bearing liabilities (which consist primarily of deposits and short- and long-term borrowings). R&G Financial’s results of operations are also significantly affected by its provisions for loan and lease losses, resulting from R&G Financial’s assessment of the adequacy of its allowance for loan and lease losses, the level of its non-interest income, including net gain (loss) on sale of loans, unrealized gain (loss) on trading securities and servicing income, the level of its non-interest expenses, including employee compensation and benefits, office occupancy and equipment expense and income tax expense.

The following table reflects the principal revenue sources among banking and mortgage banking operations, and the percentage contribution to revenue of each source for the periods presented:

	Year Ended December 31,
	2004		2003		2002
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
	(As Restated)		(As Restated)		(As Restated)
BANKING:
Net interest income after provision for loan and lease losses	$219,565	70.28%	$166,235	58.77%	$116,700	64.03%

Non-interest income:
Net gain on sale of loans	3,310	1.06%	587	0.21%	12,511	6.86%
Trading losses	(8,403)	(2.69)%	(6,637)	(2.35)%	(11,100)	(6.09)%
Gain on sale of securities available for sale	6,389	2.05%	1,120	0.40%	1,679	0.92%
Commissions, fees and other (1)	5,477	1.75%	367	0.13%	(554)	(0.30)%

Total from Banking	226,338	72.45%	161,672	57.16%	119,236	65.42%

MORTGAGE BANKING:
Net interest income after provision for loan and lease losses	35,844	11.47%	37,734	13.34%	29,474	16.17%

Non-interest income:
Net gain on sale of loans	29,277	9.37%	50,272	17.77%	40,282	22.10%

	Year Ended December 31,
	2004		2003		2002
(Dollars In Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
	(As Restated)		(As Restated)		(As Restated)
Trading gains (losses)	4,800	1.54%	2,500	0.88%	(5,847)	(3.21)%
Gain on sale of securities available for sale	232	0.07%	240	0.08%	1,124	0.62%
Servicing income (loss)	8,613	2.76%	13,760	4.86%	(15,223)	(8.35)%
Commissions, fees and other (1)	2,338	0.75%	959	0.34%	2,023	1.11%

Total from Mortgage Banking	81,104	25.96%	105,465	37.27%	51,833	28.44%

OTHER:
Interest income on investment securities (2)	(10,533)	(3.37)%	(37)	(0.01)%	2,267	1.24%
Other (3)	20,457	6.55%	15,491	5.48%	7,106	3.90%
Elimination of intersegment revenues	(4,968)	(1.59)%	268	0.10%	1,825	1.00%

Subtotal	4,956	1.59%	15,722	5.57%	11,198	6.14%

Total Revenue	$312,398	100.00%	$282,859	100.00%	$182,267	100.0%

(1)	Comprised of commissions, fees and other from banking subsidiaries and other miscellaneous revenue sources from mortgage banking operations, including intercompany loan origination expenses.
(2)	Comprised of interest income earned on investment securities held by R&G Financial, not including its subsidiaries.
(3)	Consists of fees, service charges and other commissions from R-G Investments and R-G Insurance.

Consolidated Results

Net Income

R&G Financial reported net income of $92.3 million, $89.8 million and $41.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. The slight increase in net income of $2.5 million or 3% during 2004, compared to 2003, was mainly due to a $47.3 million increase in net interest income partially offset by a $10.7 million increase in provision for loan and lease losses, a $7.1 million decrease in total non-interest income, and a $26.6 million increase in total non-interest expenses. The increase in net income of $48.3 million or 116% during 2003, compared to 2002, was mainly due to a $53.2 million increase in net interest income, $43.6 million increase in total non-interest income and a $3.8 million decrease in provision for loan and lease losses which were partially offset by a $37.5 million increase in total non-interest expenses, and $14.8 million increase in the provision for income taxes.

Net Interest Income

General. Net interest income is determined by R&G Financial’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income totaled $267.7 million, $220.5 million and $167.2 million during the years ended December 31, 2004, 2003 and 2002, respectively. The increase in net interest income of $47.3 million or 21% during 2004, compared to 2003, was due to significant increases in the average balance of interest-earning assets of $2.3 billion or 30%, partially offset by a slight decrease in net interest margin from 2.95% in 2003 to 2.75% in 2004. The increase in net interest income of $53.2 million or 32% during 2003, compared to the year ended December 31, 2002, was mainly due to an increase in the average balance of interest-earning assets of $1.6 billion or 27%.

The following tables present for the periods indicated R&G Financial’s total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. For securities available for sale, average balances are based on the historical cost balances of the underlying securities and do not give effect to changes in fair value that are reported as a component of accumulated other comprehensive income in stockholders’ equity. All average balances are calculated using quarterly balances for the periods presented.

	Year Ended December 31, 2004
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate
	(As Restated)	(As Restated)	(As Restated)
Interest-Earnings Assets:
Cash and cash equivalents (1)	$242,098	$3,687	1.52%
Trading securities	34,876	2,360	6.77%
Investment securities available for sale	3,136,538	136,463	4.35%
Investment securities held to maturity	75,745	3,570	4.71%
Loans receivable (2) (3)	6,137,679	382,553	6.23%
FHLB stock	106,851	2,633	2.46%

Total interest-earning assets	9,733,787	531,266	5.46%

Non-interest-earning assets	416,642

Total assets	10,150,429

Interest-Bearing Liabilities:
Deposits — Passbook	359,025	6,178	1.72%
Deposits — NOW and Super NOW accounts	609,682	10,954	1.80%
Deposits — Time deposits	2,486,904	84,417	3.39%
FHLB advances	1,175,200	42,277	3.60%
Securities sold under agreements to repurchase (4)	2,540,174	57,212	2.25%
Notes payable	159,874	4,220	2.64%
Other borrowings (5)	1,567,649	58,267	3.72%

Total interest-bearing liabilities	8,898,508	263,525	2.96%

Non-interest-bearing liabilities	647,986

Total liabilities	9,546,494

Stockholders’ equity	$603,935

Net interest income, interest rate spread (6)		$267,741	2.50%

Net interest margin (7)			2.75%

Average interest-earning assets to average interest-bearing liabilities			109.39%

	Year Ended December 31, 2003
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate
	(As Restated)	(As Restated)	(As Restated)
Interest-Earning Assets:
Cash and cash equivalents (1)	$150,371	$1,541	1.02%
Trading securities	48,330	3,391	7.02%
Investment securities available for sale	2,810,057	138,052	4.91%
Investment securities held to maturity	73,214	3,788	5.17%
Loans receivable (2) (3)	4,300,640	282,978	6.58%
FHLB stock	100,506	3,601	3.58%

Total interest-earning assets	7,483,118	433,351	5.79%

Non-interest-earning assets	342,749

Total assets	7,825,867

Interest-Bearing Liabilities:
Deposits - Passbook	694,117	15,464	2.23%
Deposits - NOW and Super NOW accounts	411,862	8,862	2.15%
Deposits - Time deposits	1,610,124	65,053	4.04%
FHLB advances	1,028,900	40,276	3.91%
Securities sold under agreements to repurchase (4)	1,915,472	47,547	2.48%
Notes payable	209,349	5,448	2.60%
Other borrowings (5)	706,441	30,216	4.28%

Total interest-bearing liabilities	6,576,265	212,866	3.24%

Non-interest-bearing liabilities	675,720

Total liabilities	7,251,985

Stockholders’ equity	$573,882

Net interest income, interest rate spread (6)		$220,485	2.55%

Net interest margin (7)			2.95%

Average interest-earning assets to average interest-bearing liabilities			113.79%

	Year Ended December 31, 2002
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate
	(As Restated)	(As Restated)	(As Restated)
Interest-Earning-Assets:
Cash and cash equivalents (1)	$155,898	$1,295	0.83%
Trading securities	81,451	4,372	5.37%
Investment securities available for sale	2,367,765	139,748	5.90%
Investment securities held to maturity	76,225	4,729	6.20%
Loans receivable (2) (3)	3,133,775	212,769	6.79%
FHLB stock	79,750	3,498	4.39%

Total interest-earning assets	5,894,864	366,411	6.22%

Non-interest-earning assets	343,640

	Year Ended December 31, 2002
(Dollars in Thousands)	Average Balance	Interest	Yield/Rate
	(As Restated)	(As Restated)	(As Restated)

Total assets	6,238,504

Interest-Bearing Liabilities:
Deposits—Passbook	663,364	16,235	2.45%
Deposits—NOW and Super NOW accounts	385,348	10,238	2.66%
Deposits—Time deposits	1,262,538	59,579	4.72%
FHLB advances	775,085	31,512	4.07%
Securities sold under agreements to repurchase (4)	1,499,786	47,820	3.19%
Notes payable	195,715	7,105	3.63%
Other borrowings (5)	452,986	26,677	5.89%

Total interest-bearing liabilities	5,234,822	199,166	3.80%

Non-interest-bearing liabilities	480,757

Total liabilities	5,715,579

Stockholders’ equity	$522,925

Net interest income, interest rate spread (6)		$167,245	2.42%

Net interest margin (7)			2.84%

Average interest-earning assets to average interest-bearing liabilities			112.61%

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and federal funds sold.
(2)	Includes mortgage loans held for sale and non-accrual loans; however, uncollected interest on non-accruing loans is excluded from this analysis.
(3)	Interest income on loans include net loan fees amounting to $10.1 million, $7.3 million and $3.2 million during the years ended December 31, 2004, 2003 and 2002, respectively, or 2.63%, 2.59% and 1.52% of interest income on loans during such respective periods.
(4)	Includes federal funds purchased.
(5)	Comprised of secured borrowings, junior subordinated notes payable and finance obligations.
(6)	Interest rate spread represents the difference between R&G Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.
(7)	Net interest margin reflects the net yield on interest-earning assets (net interest earnings divided by total interest-earning assets, with net interest earnings equaling the difference between total interest earned and total interest paid).

The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected R&G Financial’s interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in both rate and volume. Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and changes in rate based upon their respective percentages of the combined totals.

Net Interest Income Variance Analysis

	Year Ended December 31, 2004 vs. 2003
	Increase / (Decrease) Due To		Total Increase (Decrease)
(Dollars in Thousands)	Rate	Volume
	(As Restated)	(As Restated)	(As Restated)
Interest-Earning Assets:
Cash and cash equivalents (1)	$952	$1,194	$2,146
Trading securities	(117)	(914)	(1,031)
Investment securities- available for sale	(16,703)	15,114	(1,589)
Investment securities- held to maturity	(346)	128	(218)
Loans receivable (2)	(15,626)	115,201	99,575
FHLB stock	(1,183)	215	(968)

Total interest income variance	(33,023)	130,938	97,915

Interest-Bearing Liabilities:
Deposits—Passbook	(2,976)	(6,310)	(9,286)
Deposits—NOW and Super NOW accounts	(1,641)	3,733	2,092
Deposits—Time deposits	(11,683)	31,047	19,364
FHLB advances	(3,430)	5,431	2,001
Securities sold under agreements to repurchase (3)	(4,723)	14,388	9,665
Notes payable	77	(1,305)	(1,228)
Other borrowings (4)	(4,426)	32,477	28,051

Total interest expense variance	(28,802)	79,461	50,659

Net interest income variance	$(4,221)	$51,477	$47,256

	Year Ended December 31, 2003 vs. 2002
	Increase / (Decrease) Due To		Total Increase (Decrease)
(Dollars in Thousands)	Rate	Volume
	(As Restated)	(As Restated)	(As Restated)
Interest-Earning Assets:
Cash and cash equivalents (1)	$293	$(47)	$246
Trading securities	1,108	(2,089)	(981)
Investment securities- available for sale	(25,495)	23,799	(1,696)
Investment securities- held to maturity	(760)	(181)	(941)
Loans receivable (2)	(6,757)	76,966	70,209
FHLB stock	(710)	812	102

Total interest income variance	(32,321)	99,260	66,939

Interest-Bearing Liabilities:
Deposits—Passbook	(1,501)	730	(771)
Deposits—NOW and Super NOW accounts	(2,044)	668	(1,376)
Deposits—Time deposits	(9,378)	14,853	5,475
FHLB advances	(1,211)	9,974	8,763
Securities sold under agreements to repurchase (3)	(11,895)	11,623	(272)
Notes payable	(2,124)	467	(1,657)
Other borrowings (4)	(8,644)	12,182	3,538

Total interest expense variance	(36,797)	50,497	13,700

Year Ended December 31, 2003 vs. 2002
	Increase / (Decrease) Due To		Total Increase (Decrease)
(Dollars in Thousands)	Rate	Volume
	(As Restated)	(As Restated)	(As Restated)
Net interest income variance	$4,476	$48,763	$53,239

(1)	Comprised of cash and due from banks, securities purchased under agreements to resell, time deposits with other banks and federal funds sold.
(2)	Includes mortgage loans held for sale and non-accrual loans; however, uncollected interest on non-accruing loans is excluded from this analysis.
(3)	Includes federal funds purchased.
(4)	Comprised of secured borrowings, junior subordinated notes payable and financing obligations.

Interest Income

Total interest income increased by $97.9 million or 23% during the year ended December 31, 2004 as compared to the year ended December 31, 2003, and increased by $66.9 million or 18% during 2003 over the year ended December 31, 2002.

Interest income on loans and leases, the largest component of R&G Financial’s interest-earning assets, increased by $99.6 million or 35% during the year ended December 31, 2004 as compared to the year ended December 31, 2003, and increased by $70.2 million or 33% during 2003 over the year ended December 31, 2002. The increase in 2004 was primarily the result of a $1.8 billion increase in the average balance of loans receivable, partially offset by a decrease in the yield earned thereon from 6.58% in 2003 to 6.23% in 2004. The increase in interest income on loans during the year ended December 31, 2003 was primarily caused by a $1.2 billion increase in the average balance of loans receivable, partially offset by a reduction in the yield earned thereon from 6.79% in 2002 to 6.58% in 2003 mainly due to a decrease in prevailing interest rates. The increases during both periods reflect an increase in the level of loans held by the Company due to increased volume of loan originations.

Interest income on mortgage-backed and investment securities (which, for purposes of this discussion, includes securities held for trading, available for sale and held to maturity) decreased by $2.8 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003, and decreased by $3.6 million for the year ended December 31, 2003 over the year ended December 31, 2002. The decrease during 2004 was due primarily to a decrease in the yield earned thereon from 4.95% in 2003 to 4.39% in 2004, partially offset by an increase in the average balance of other mortgage-backed and investment securities of $315.6 million. The decrease during the year ended December 31, 2003 was primarily due to a decrease in the yield earned thereon from 5.89% in 2002 to 4.95% in 2003, partially offset by an increase in the average balance of mortgage-backed and investment securities of $406.2 million. The increase in mortgage-backed and investment securities during 2004 and 2003 reflects purchases of approximately $1.8 billion and $2.3 billion, respectively, during such periods, net of maturities and sales. The increase in mortgage-backed and investment securities was mainly due to the Company’s strategy to diversify its revenue source and maximize its net interest income by maintaining a portfolio of investment securities.

Interest Expense

Total interest expense increased by $50.7 million or 24% during the year ended December 31, 2004, as compared to the year ended December 31, 2003, and increased by $13.7 million or 7% during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Interest expense on deposits, the largest component of R&G Financial’s interest-bearing liabilities, increased by $12.2 million or 14% during the year ended December 31, 2004, as compared to the year ended December 31, 2003, and increased by $3.3 million or 4% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase during 2004 was due primarily to an increase in the average balance of deposits of $739.5 million, partially offset by a decrease in the average rate paid thereon of 35 basis points during such period. The increase during the year ended December 31, 2003, as compared to the year ended December 31, 2002, was due primarily to an increase in the average balance of deposits of $404.9 million, partially offset by a decrease in the average rate paid thereon of 43 basis points. The reduction in interest rates paid during 2003 and 2004 was due to a reduction in market interest rates as a result of consecutive decreases by the FRB. The increase in the average volume of deposits was primarily due to the growth of the Company’s banking subsidiaries and was used to finance the Company’s increase in loans and investment activities, as part of the Company’s strategy to maximize net interest income.

Interest expense on repurchase agreements increased by $9.7 million or 20% during the year ended December 31, 2004, as compared to the year ended December 31, 2003, and decreased by $272,000 or 1% during the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase during 2004 was due primarily to an increase in the average balance of repurchase agreements of $624.7 million, partially offset by a decrease in the average rate paid thereon of 23 basis points. The decrease in the average rate paid thereon during 2004 was a result of the Company having locked in repurchase agreement interest rates in 2003, when prevailing interest rates were lower than in 2002 and 2004. The decrease during the year ended December 31, 2003 was primarily due to a decrease in the average rate paid thereon of 71 basis points, partially offset by an increase in the average balance of repurchase agreements outstanding of $415.7 million. R&G Financial generally uses repurchase agreements to fund part of its investment securities portfolio. These repurchase agreements are collateralized primarily by investment and mortgage-backed securities available for sale. The fluctuations in the average balance of repurchase agreements during the periods presented are therefore mainly a function of the level of investment and mortgage-backed securities which are available to collateralize such agreements.

Interest expense on advances from the FHLB increased by $2.0 million or 5% during the year ended December 31, 2004, as a compared to the year ended December 31, 2003, and increased by $8.8 million or 28% during the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase in interest expense on advances from the FHLB during 2004 reflects an increase of $146.3 million in the average balances of advances from the FHLB, partially offset by a decrease in the average rate paid thereon of 31 basis points. The increase during 2003 was primarily due to a $253.8 million increase in the average balance of advances from the FHLB partially offset by a decrease in the average rate paid thereon of 16 basis points. The increase in the average balance of these advances is primarily due to the increased use of advances from the FHLB to fund growth in the Company’s banking operations.

Interest expense on other borrowings (consisting of junior subordinated notes, finance obligation for the construction of the Company’s headquarters and secured borrowings) increased by $28.1 million during the year ended December 31, 2004, as compared to the year ended December 31, 2003, and increased by $3.5 million during the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase in 2004 over the previous year was due primarily to a $861.2 million increase in the average balance of such borrowings partially offset by a decrease in the average rate paid thereon of 56 basis points. The increase during 2003 was primarily due to a $253.5 million increase in the average balance of such borrowings, partially offset by a decrease in the average rate paid thereon of 161 basis points. The increase in the average balance of other borrowings during 2004 and 2003 was primarily due to the issuance of junior subordinated notes during 2004 and 2003 of $232.0 million and $119.6 million, respectively and the recharacterization, as part of the restatement, of certain prior mortgage loan transfers as secured borrowings, which resulted in increases of $2.0 billion and $836 million in other borrowings as of December 31, 2004 and 2003, respectively.

Interest expense on notes payable (consisting of warehouse and other lines of credit) decreased by $1.2 million or 23% during the year ended December 31, 2004, as compared to the year ended December 31, 2003, and decreased by $1.7 million or 23% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease during the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily due to a decrease in the average balance outstanding of $49 million. The decrease during the year ended December 31, 2003 was due primarily to a decrease in the average rate paid thereon of 103 basis points, partially offset by an increase in the average balance outstanding of $14 million.

Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to bring the total allowance to a level considered appropriate by management based on R&G Financial’s loss experience, current delinquency data, known and inherent risks in the portfolio, the estimated value of any underlying collateral and an assessment of current economic conditions.

R&G Financial made provisions to its allowance for loan and lease losses of $24.7 million, $14.0 million and $17.8 million during the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the provision for loan and lease losses made by the Company during 2004 reflects increases in the Company’s commercial and financial and real estate — construction and development loan categories and the commercial real estate portion of the real estate — mortgages loan category of the Company’s loans and leases receivable, net portfolio, due to increased emphasis on the origination of such loans by the Company, which have higher credit risk compared to residential mortgage loans. The increase in the provision for 2004 was also due to changes to the Company’s estimates of probable losses for installment and real estate—mortgage loans. The decrease in provision for loan and lease losses for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily attributable to a decrease in the specific reserve allocated to a commercial real estate loan based on the Company’s assessment of the recoverability of that loan. Refer to Item 1 “Business — Lending Activities from Banking Operations — Asset Quality” and “— Allowance for loan and lease losses” for further information and analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

Management believes that its allowance for loan and lease losses at December 31, 2004, was adequate based upon, among other things, the significant level of single-family residential loans within R&G Financial’s portfolio and the low level of loan charge-offs normally experienced by the Company with respect to its loan portfolio. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the initial evaluations. Further, there can be no assurances that additions to such allowance will not be necessary in future periods, particularly if the growth in R&G Financial’s real estate lending, including commercial lending, continues.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods shown:

	At or For the Year Ended December 31,
(Dollars in Thousands)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Non-interest income:
Net gain on loan sales and fees	$14,522	$32,683	$41,715
Trading losses	(3,510)	(4,087)	(16,943)
Net gain on sale of securities available for sale	6,620	1,360	2,803
Servicing income (loss), net	15,559	18,143	(11,963)
Insurance commissions	13,044	11,268	7,571
Fees, services charges and other commissions	14,648	11,829	8,517
Broker-dealer commissions	5,686	3,670	702
Other income	2,776	1,543	437

Total non-interest income	$69,345	$76,409	$32,839

Total non-interest income decreased by $7.1 million or 9% during the year ended December 31, 2004 as compared to the prior year and increased by $43.6 million or 133% during the year ended December 31, 2003 as compared to the previous year. The decrease in non-interest income during the year ended December 31, 2004 is primarily due to a $18.2 million decrease in net gain on loan sales and fees and a $2.6 million decrease in servicing income, partially offset by increases of $5.3 million in net gain on sale of securities available for sale, $2.8 million in fees, service charges and other commissions, and $3.8 million in broker-dealer and insurance commissions. The increase in non-interest income during the year ended December 31, 2003 is primarily due to increases of $30.1 million in servicing income and $6.7 million in broker-dealer and insurance commissions, and a decrease of $12.9 million in trading losses, partially offset by a decrease of $9.0 million in net gain on loan sales and fees.

Net gain on loan sales and fees amounted to $14.5 million, $32.7 million and $41.7 million during the years ended December 31, 2004, 2003 and 2002, respectively. Net gain on loan sales and fees reflects the deferred income generated from the origination and purchase of single-family residential real estate loans and the subsequent securitization and sale of such loans. During the years ended December 31, 2004, 2003 and 2002, R&G Financial originated and purchased mortgage loans totaling $2.5 billion, $2.9 billion and $2.0 billion, respectively, including loan purchases amounting to $494.8 million, $265.5 million and $53.5 million, respectively. The principal amount of mortgage loans sold and securitized amounted to $920.7 million for the year ended December 31, 2004 and $1.3 billion for each of the years ended December 31, 2003 and 2002. The decrease in net gain on loan sales and fees for 2004 compared to 2003 was due to a decrease in volume of loan sales together with a decrease in the margin earned thereon. For the year ended December 31, 2004, the Company’s sale of mortgage loans decreased by $374.1 million or 29% over the amount sold during the previous year. For the year ended December 31, 2004, the margin on loan sales was 1.58%, a decrease of 95 basis points compared to the margin obtained during 2003. The decrease in margin was due to increases in mortgage rates. The decrease in gain on sale of loans for 2003, compared to 2002, was mainly the result of a decrease in the margin earned. For the year ended December 31, 2003, the margin on loan sales was 2.52%, a decrease of 68 basis points compared to the margin obtained during 2002 of 3.20%.

R&G Financial has historically transferred a significant portion of its non-conforming loan production with local financial institutions, at relatively high gain on sale margins through the creation of floating rate IO strips, in transactions that were originally accounted for as sales but which have subsequently been recharacterized as secured borrowings. As part of the restatement process, R&G Financial has eliminated the emphasis on the creation of floating rate IO strips. While R&G Financial is seeking alternative sales channels for its non-conforming mortgage loan production, it anticipates that these new sales channels will result in considerably lower gain on sales margins.

For the years ended December 31, 2004, 2003 and 2002, net gain on sale of securities available for sale amounted to $6.6 million, $1.4 million and $2.8 million, respectively. The fluctuation in the net gain on sale of securities available for sale for 2004, 2003, and 2002 was mostly related to fluctuations in the volume of sales of mortgage-backed securities.

Trading losses include realized gains and losses on sales of trading securities, unrealized holding gains and losses on trading securities and realized and unrealized losses on non-hedge derivative instruments. For the years ended December 31, 2004, 2003 and 2002, the Company recorded trading losses of $3.5 million, $4.1 million and $16.9 million, respectively. The decrease in trading losses during 2004 was mainly due to lower unrealized holding losses on trading securities partialy offset by higher unrealized losses on non-hedge derivative instruments due to interest rate fluctuations. The decrease in trading losses during 2003 was mainly due to changes in the valuation of non-hedge derivative instruments. For the year ended December 31, 2003, the valuation of non-hedge derivative instruments resulted in unrealized losses of approximately $2.6 million, compared to unrealized losses of $16.8 million for the year ended December 31, 2002, mainly due to interest rate fluctuations.

For the years ended December 31, 2004, 2003, and 2002, R&G Financial servicing activities resulted in income of $15.6 million, $18.1 million, and a loss of $12.0 million, respectively. The decrease in servicing income for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily due to decreases of $6.0 million in servicing fees and $6.8 million in recovery of servicing assets, partially offset by a decrease of $9.2 million in the amortization of servicing assets. The decrease in servicing fees for 2004, compared to 2003, was due to a different composition of loans being serviced, with a reduction on FHA/VA loans and an increase in conventional loans for which the service fee rate is lower. The increase in servicing income for 2003 compared to 2002 was primarily due to a recovery of previously recognized temporary impairments in the amount of $35.7 million in 2003, partially offset by an increase in the amortization of servicing assets of $6.6 million in 2003. For the years ended December 31, 2004 and 2003, the Company recognized a net recovery of previously recognized temporary impairments of $3.2 million and $10.0 million, respectively. The decrease in net recovery for 2004, compared to 2003, was due to changes in forecasted mortgage prepayment rates as of December 31, 2004 and 2003 due to changes in market rates. The decrease in amortization of servicing assets for 2004, compared to 2003, was due to a decrease in forecasted prepayment rates. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding the Company’s servicing assets.

Set forth below is a summary of the components of net servicing income (loss) for the periods indicated:

Components of Net Servicing Income (Loss)

	Year Ended December 31,
(Dollars in Thousands)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Servicing fees and other	$36,660	$42,715	$40,476
Interest loss	(2,285)	(3,352)	(2,087)

Servicing income, gross	34,375	39,363	38,389
Amortization of servicing assets	(22,019)	(31,239)	(24,651)
Recovery (impairment) of servicing assets	3,203	10,019	(25,701)

Total	$15,559	$18,143	$(11,963)

The following table shows the changes in R&G Financial’s mortgage-servicing assets for each of the years shown:

Capitalization of Mortgage-Servicing Assets

	Year Ended December 31,
(Dollars in Thousands)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Balance, beginning of year	$96,155	$110,531	$67,717
Rights originated	10,469	12,031	16,879
Crown Bank acquired	—	—	28,944
Rights purchased	437	8,130	24,164
Amortization	(22,020)	(31,239)	(24,651)
Impairment write-down	(1,498)	(3,298)	(2,522)

Balance before valuation allowance, end of year	83,543	96,155	110,531
Valuation allowance for temporary impairment	(10,663)	(15,364)	(28,681)

Net balance, end of year	$72,880	$80,791	$81,850

Estimated fair value	$75,274	$87,248	$80,360

Fees, service charges, and other commissions amounted to $14.7 million, $11.8 million, and $8.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increases during the years ended December 31, 2004 and December 31, 2003 were primarily due to increases in fee income associated with new deposit products and an increasing deposit base.

Insurance and broker-dealer commissions amounted to $18.7 million, $14.9 million and $8.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increases during the years ended December 31, 2004 and December 31, 2003 were primarily due to the continued growth of the Company’s fee-based insurance and broker-dealer operations.

Non-Interest Expenses

The following table sets forth certain information regarding non-interest expenses for the periods shown:

	For the Year Ended December 31,
(Dollars in Thousands)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Non-interest expenses:
Compensation and benefits	$80,476	$69,396	$52,882
Taxes, other than payroll and income taxes	8,686	7,833	6,807
Advertising	18,713	15,072	11,339
Professional services	9,199	6,408	4,487
Communication and information systems	6,915	6,901	4,776
Occupancy and other office expenses	19,383	15,704	13,544
Depreciation and amortization	11,010	9,805	7,357
Other general and administrative expenses	44,632	41,325	33,763

Total non-interest expenses	$199,014	$172,444	$134,955

Total non-interest expenses increased by $26.6 million or 15% during the year ended December 31, 2004, as compared to the year ended December 31, 2003, and increased by $37.5 million or 28% during the year ended December 31, 2003 over 2002. The increase in total non-interest expenses during the years ended December 31, 2004 and 2003 reflect general growth in the Company’s operations and increased costs associated with the opening of new branch offices.

The operations of Crown Bank, acquired by the Company in June 2002, contributed significantly to the increase in expenses during the years ended December 31, 2004 and 2003. Total non-interest expenses of Crown Bank for 2004, 2003, and 2002 were $31.0 million, $22.2 million and $10.2 million, respectively.

Compensation and benefits expense amounted to $80.5 million, $69.4 million and $52.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. The $11.1 million or 16% increase in such expenses during the year ended December 31, 2004 and the $16.5 million or 31% increase during the year ended December 31, 2003 were primarily associated with an increase in the number of employees and increases in total compensation.

Occupancy and other office expense amounted to $19.4 million, $15.7 million and $13.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. The $3.7 million or 24% increase in occupancy and other office expenses during the year ended December 31, 2004 and the $2.2 million or 16% increase during the year ended December 31, 2003 were primarily related to the expenses associated with the expansion of the Company’s branch network to accommodate general growth in the operations of the Company.

Advertising expense amounted to $18.7 million, $15.1 million, and $11.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. The $3.6 million or 24% increase in advertising expenses during the year ended December 31, 2004 and the $3.8 million or 34% increase in such expenses during the year ended December 31, 2003 were primarily to support the growth of the Company’s business. In Puerto Rico, the financial services market is highly competitive and requires a substantial investment in advertising.

Other general and administrative expenses, which consist primarily of insurance, stationery and supplies, net cost of operation of real estate held for sale, provision for losses on servicing advances, goodwill impairment, credit and debit card interchange expenses and other miscellaneous expenses, amounted to $44.6 million, $41.3 million and $33.8 million during the years ended December 31, 2004, 2003 and 2002, respectively. The $3.3 million or 8% increase in such expenses during the year ended December 31, 2004, is primarily attributable to the recognition of a goodwill impairment of $2.4 million coupled with a $1.2 million or 25% increase in expenses associated with the Company’s other real estate owned and a $1.2 million increase in legal reserves. The $7.6 million or 22% increase in other general and administrative expenses during the year ended December 31, 2003 was primarily due to a $1.2 million or 33% increase in stationery and supplies expenses, as well as additional expenses related to the operations of Crown Bank and general growth in the operations of the Company.

Income Taxes

R&G Financial’s income tax provision amounted to $21.1 million during the year ended December 31, 2004, as compared to an income tax provision of $20.6 million and $5.8 million during the years ended December 31, 2003 and 2002, respectively. R&G Financial’s effective tax rate amounted to 18.6%, 18.7% and 12.3% during the years ended December 31, 2004, 2003 and 2002, respectively. The lower effective tax rates experienced by R&G Financial compared to the maximum statutory rates reflect the exemption under Puerto Rico law of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such loans. The Company also invests in certain U.S. government agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because the Company is entitled to rely on the portfolio interest deduction. Finally, R&G Financial’s international banking entity, or IBE, may invest in various U.S. securities the income on which is exempt from Puerto Rico income taxation within certain limitations as described below, and is also not subject to federal income taxation on the basis of the portfolio interest deduction.

In January 2004, the Puerto Rico Legislature passed legislation to modify the taxation of IBEs organized under the IBE Act. Under the new legislation, which affects only those entities organized as divisions of banks (as opposed to those organized as separate subsidiaries of banks), the income generated by international bank divisions will be subject to the regular Puerto Rico statutory tax rate to the extent it exceeds 40% of the combined taxable income of the bank and its IBE divisions for the period January 1, 2004 to December 31, 2004, 30% for the period January 1, 2005 to December 31, 2005, and 20% thereafter. The amendments to the IBE Act do not impose taxes on IBEs that operate as a subsidiary of a bank. For the year ended December 31, 2004 and as a result of the aforementioned limitation, the Company had approximately $6.8 million of income generated by its IBE that was taxed at normal statutory rates.

The implementation of the amendments to the IBE Act had no significant adverse effect on the results of operations of the Company during 2004. Based on presently available information, management believes that the impact of the new legislation should not have a significant impact on future results of operations of the Company.

On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in the long-term capital gain income tax rates. The law amended the Puerto Rico Internal Revenue code of 1994, as amended, or the PR Code, to reduce the long-term capital gain income tax rates from 12.5% to 6.25% for transactions occurring from July 1, 2004, through June 30, 2005. For important information regarding the Company’s actions with regard to this legislation, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Tax Agreements Related to Intra-Company IO Strip Transfers,” above.

As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and concluded that, based on the weight of available evidence, it is more likely than not that a portion of the asset will not be realized. As a result, the Company established a valuation allowance of $18.8 million and $20.0 million as of December 31, 2004 and 2003, respectively, mainly attributable to deferred tax assets at Crown Bank.

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, R&G Financial and all its Puerto Rico subsidiaries are generally required to pay federal income tax only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets or from U.S. sources. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Consolidated tax returns are not permitted under the PR Code; therefore, income tax returns are filed individually by each entity that conducts business as a Puerto Rico corporation. The maximum statutory corporate income tax rate in Puerto Rico was 39% as of December 31, 2004.

Selected Quarterly Financial Data

Financial data showing results for each of the quarters in 2004 and 2003 (as restated) is presented below. Because certain data set forth has been restated from amounts previously reported on the Form 10-Q for the applicable period, the following tables reconcile the restated quarterly information with those previously reported. In the opinion of management, all adjustments necessary for a fair presentation have been included. This financial data has not been reviewed by the Company’s independent registered public accounting firm.

(Dollars in thousands, except for per share data)

	2004 First Quarter		2004 Second Quarter
	Previously Reported	As Restated	Previously Reported	As Restated
Interest income	$107,631	$122,054	$109,696	$124,997
Interest expense	(51,917)	(58,076)	(53,690)	(61,439)
Net interest income	55,714	63,978	56,006	63,558
Provision for loan and lease losses	(6,470)	(7,321)	(6,265)	(2,366)
Income before income taxes	53,043	22,429	53,926	44,883
Income tax expense	(14,503)	(3,057)	(13,179)	(7,339)
Net income	38,540	19,372	40,747	37,544
Earnings per common share — Basic	$0.68	$0.30	$0.72	$0.66
Earnings per common share — Diluted	$0.67	$0.30	$0.72	$0.66

	2004 Third Quarter		2004 Fourth Quarter
	Previously Reported	As Restated	Previously Reported	As Restated
Interest income	$119,523	$133,719	$120,191	$150,496
Interest expense	(58,152)	(67,810)	(62,351)	(76,200)
Net interest income	61,371	65,909	57,840	74,296
Provision for loan and lease losses	(6,265)	(6,700)	(6,395)	(8,301)
Income before income taxes	48,114	8,990	56,564	37,082
Income tax expense	(11,099)	(753)	(12,652)	(9,955)
Net income	37,015	8,237	43,912	27,127
Earnings per common share — Basic	$0.65	$0.08	$0.78	$0.45
Earnings per common share — Diluted	$0.64	$0.08	$0.78	$0.45

	2003 First Quarter		2003 Second Quarter
	Previously Reported	As Restated	Previously Reported	As Restated
Interest income	$88,256	$98,008	$92,558	$107,135
Interest expense	(46,035)	(49,942)	(47,989)	(52,468)
Net interest income	42,221	48,066	44,569	54,667
Provision for loan and lease losses	(4,220)	(2,584)	(4,444)	(5,796)
Income before income taxes	38,548	24,389	42,052	14,665
Income tax expense	(9,407)	(4,224)	(10,602)	(3,691)
Net income	29,141	20,165	31,450	10,974
Earnings per common share — Basic	$0.49	$0.32	$0.54	$0.14
Earnings per common share — Diluted	$0.49	$0.31	$0.54	$0.14

	2003 Third Quarter		2003 Fourth Quarter
	Previously Reported	As Restated	Previously Reported	As Restated
Interest income	$95,347	$108,884	$102,017	$119,323
Interest expense	(47,604)	(52,777)	(48,567)	(57,679)
Net interest income	47,743	56,107	53,450	61,644
Provision for loan and lease losses	(4,292)	(2,791)	(5,600)	(2,863)
Income before income taxes	45,644	38,123	47,151	33,239
Income tax expense	(11,352)	(7,683)	(11,011)	(5,000)
Net income	34,292	30,440	36,140	28,239
Earnings per common share — Basic	$0.59	$0.52	$0.64	$0.47
Earnings per common share — Diluted	$0.59	$0.52	$0.63	$0.47

Risk Management

Interest Rate and Market Risk / Asset and Liability Management

Changes in interest rates can have a variety of effects on R&G Financial’s business. In particular, changes in interest rates affect the volume of mortgage loan originations, the interest rate spread on loans held for sale, the amount of gain on the sale of loans, the value of R&G Financial’s loan servicing portfolio and the Company’s net interest income. A substantial increase in interest rates could also affect the volume of R&G Financial’s loan originations by reducing the demand for mortgages for home purchases, as well as the demand for refinancings of existing mortgages. Conversely, a substantial decrease in interest rates will generally increase the demand for mortgages.

The principal objective of R&G Financial’s asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts and off-balance sheet commitments, determine the appropriate level of risk given R&G Financial’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with guidelines approved by R&G Financial’s Board of Directors. Through such management, R&G Financial seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates.

As of December 31, 2004, the asset and liability management function for Premier Bank was under the guidance of its Interest Rate Risk, Budget and Investments Committee, or IRRBICO, which was chaired by the Chief Executive Officer and composed principally of members of Premier Bank’s senior management. The IRRBICO met once a month to review, among other things, the sensitivity of Premier Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity and maturities of investments and borrowings. In connection therewith, the IRRBICO reviewed the relevant bank’s liquidity, cash flow needs, maturities of investments, deposits and borrowings and current market conditions and interest rates. The same function for Crown Bank was under the supervision of its Investment and Loan Committee, or ILC, which was chaired by Crown Bank’s Chief Financial Officer and was comprised of members of Crown Bank’s senior management. The ILC met once a month to review, among other things, purchase and sale activity, origination and maturities of investments, loans, deposits and borrowings. On a quarterly basis, the ILC meeting also included a review of the sensitivity of Crown Bank’s assets and liabilities to changes in interest rates.

The primary IRRBICO and ILC monitoring tool was asset/liability simulation models, which were prepared on a monthly basis in the case of Premier Bank and quarterly in the case of Crown Bank, and were designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income under different interest rate environments. The Company also utilized market-value analysis, which addresses the change in equity value resulting from movements in interest rates. The market value of equity is estimated by valuing banking assets and liabilities. The extent to which assets have gained or lost value in relation to the gains or losses of liabilities determines the appreciation or depreciation in equity on a market value basis. Market value analysis is intended to evaluate the impact of immediate and sustained interest-rate shifts of the current yield curve upon the market value of the current balance sheet.

A more conventional monitoring tool used by the aforementioned committees involves an analysis of the extent to which assets and liabilities are “interest rate sensitive” and measuring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity “gap” is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. At December 31, 2004, R&G Financial’s interest-bearing liabilities which mature or reprice within one year exceeded R&G Financial’s interest-earning assets with similar characteristics.

During 2004, R&G Financial’s fixed rate residential loan portfolio increased significantly as a result of strong loan production during the year. This increase was not offset by a proportional increase in the Company’s fixed rate liabilities. As a result, R&G Financial had a one year negative gap at December 31, 2004 of approximately $1.6 billion, or 13% of total assets, compared to a negative gap of approximately $674.4 million or 8% of total assets at December 31, 2003. R&G Financial’s gap position within one year at December 31, 2004 was 13% of total assets at such date, due primarily to a continuous increase in the amount of fixed rate residential loan portfolio, partially offset by an increase in adjustable rate loans resulting from greater emphasis in commercial and construction lending, as well as to the extension during 2003 and 2004 of the maturity dates of certain borrowings into longer-term maturities at very attractive rates, taking advantage of reduced interest rates during such periods. The Company presents its portfolio of fixed-rate residential mortgage loans that are held for investment purposes according to maturity date. The Company historically has negotiated certain special transactions with FHLMC and/or FNMA or other third-party investors for the sale of such loans. As part of the restatement, the Company has recharacterized a number of transactions that were initially recorded as sales as secured borrowings due to the failure of those transactions to meet the requirements of SFAS No. 140 for sale accounting treatment. These sales are now reflected in the Company’s statements of financial condition as mortgage loans being financed with collateralized borrowings. These borrowings are generally variable rate agreements tied to LIBOR, which increases the Company’s negative gap position by having fixed-rate assets (mortgage loans) being financed with variable rate liabilities. During a period of rising interest rates (such as the second half of 2004), the increase in negative gap would generally result in lower net interest income. During a period of falling interest rates, the increase in negative gap would generally result in higher net interest income. Refer to Note 14 to the Consolidated Financial Statements for further information regarding these recharacterizations.

While a conventional gap measure may be useful, it is limited in its ability to predict trends in future earnings. It makes no presumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment.

Mortgage Banking Operations

The profitability of R&G Financial’s mortgage banking activities is in part a function of the difference between long-term interest rates, which is the rate at which R&G Financial originates mortgage loans for third parties, and short-term interest rates, which is the rate at which R&G Financial finances such loans until they are sold. Generally, short-term interest rates are lower than long-term interest rates and R&G Financial benefits from the difference, or the spread, during the time the mortgage loans are held by R&G Financial. A decrease in this spread would have a negative effect on R&G Financial’s net interest income and profitability, and there can be no assurance that the spread will not decrease. During 2004, R&G Financial generally attempted to reduce this risk by attempting to limit the amount of mortgage loans held pending sale and, as market conditions permitted and as discussed below, entering into forward commitments with respect to a portion of its mortgage loan originations. During 2004, as a general matter, R&G Financial attempted to limit its exposure to this interest rate risk through the sale of substantially all loans within 180 days of origination. As part of the restatement, the Company has recharacterized a number of transactions that were initially recorded as sales as secured borrowings, thus increasing its exposure to interest rate risk. Refer to Note 14 to the Consolidated Financial Statements.

A mortgage banking company is generally exposed to interest rate risk from the time the interest rate on the customer’s mortgage loan application is established through the time the mortgage loan closes, and until the time the company commits to sell the mortgage loan. In order to limit R&G Financial’s exposure to interest rate risk through the time the mortgage loan closes, the Company generally does not lock-in or guarantee the customer a specific interest rate on such loans through the closing date but rather offers customers an interest rate that will be based on a prevailing market rate that adjusts weekly. Moreover, in order to limit R&G Financial’s exposure to interest rate risk through the time the loan is sold or committed to be sold, R&G Financial may, depending upon market conditions, enter into forward commitments to sell a portion of its mortgage loans to investors for delivery at a future time. At December 31, 2004, R&G Financial had $925.7 million in pre-existing commitments with third-party investors to sell mortgage-backed securities and mortgage loans, including a commitment of $800 million with a financial institution, which was subsequently terminated in May 2005. To the extent that R&G Financial originates or commits to originate loans without pre-existing commitments by investors to purchase such loans or is not otherwise hedged against changes in interest rates, or unhedged loans, R&G Financial will be subject to the risk of gains or losses through adjustments to the carrying value of loans held for sale or on the actual sale of such loans (the value of unhedged loans fluctuates inversely with changes in interest rates).

Finally, R&G Financial mortgage banking subsidiaries carry an inventory of mortgage-backed and related securities (primarily fixed-rate GNMA and FHLMC certificates) classified as available for sale of $251.5 million at December 31, 2004, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income, a separate component of stockholders’ equity. Because such interest-earning assets have longer effective maturities than R&G Financial’s interest bearing liabilities, the yield of such assets will adjust more slowly than the cost of its interest-bearing liabilities and, as a result, R&G Financial’s net interest income generally would be adversely affected by increases in interest rates and positively affected by comparable declines in interest rates.

In order to hedge the interest rate risk with respect to R&G Financial’s mortgage-backed and related securities portfolio held by its mortgage banking subsidiaries, R&G Financial may utilize a variety of interest rate contracts such as interest rate swaps, collars, caps, options or futures (primarily Eurodollar time deposits and U.S. Treasury note contracts). R&G Financial will use such hedging instruments based upon market conditions as well as the level of market rates of interest. In determining the amount of its portfolio to hedge, R&G Financial will consider the volatility of prices of its mortgage-backed and related securities (Puerto Rican tax-exempt GNMAs are generally less volatile than their U.S. counterparts). For taxable GNMAs, R&G Financial enters into forward sales commitments for 30, 60 and 90 days to reduce its interest rate risk.

At December 31, 2004, R&G Mortgage was a party to two interest rate swap agreements. An interest rate swap is an agreement where one party (generally the Company) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a broker) in exchange for receiving from the second party a variable-rate of interest on the same notional amount for a predetermined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. R&G Mortgage’s existing interest rate swap agreements have a notional amount of approximately $85.0 million and expire between February 2006 and December 2009. With respect to such agreements, R&G Mortgage makes fixed interest payments ranging from 4.80% to 5.60%, and receives payments based upon LIBOR. The net interest paid relating to R&G Mortgage’s fixed-pay interest rate swaps amounted to approximately $3.5 million, $3.4 million and $3.1 million during the year ended December 31, 2004, 2003 and 2002, respectively. Such interest rate contracts have reduced the imbalance between R&G Financial’s interest-earning assets and interest-bearing liabilities with shorter maturities, thus reducing R&G Financial’s exposure to increases in interest rates. Refer to Note 27 to the Consolidated Financial Statements for more information about such agreements.

R&G Financial may also use interest rate swaps, caps, collars, options and futures to effectively fix the cost of short-term funding sources which are used to originate and/or purchase interest-earning assets with longer effective maturities, such as mortgage-backed securities and fixed rate residential mortgage loans held prior to sale in the secondary market. Such agreements thus reduce the impact of increases in interest rates by preventing R&G Financial from having to replace funding sources at a higher cost prior to the time that the interest-earning asset which was originated or purchased with such source matures, reprices or is sold, and thus can be replaced with a higher-yielding asset.

In the future, the Company may use alternative hedging techniques including futures, options, interest rate swap agreements or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful R&G Financial’s profitability may be adversely affected. For additional information on the use of derivatives to manage interest rate risk, refer to “— Derivatives” below.

Banking Operations

The results of operations of R&G Financial are substantially dependent on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. At December 31, 2004, R&G Financial’s interest-earning assets included a portfolio of loans and leases receivable, net of $3.9 billion and a portfolio of investment securities and mortgage-backed securities (including held to maturity, available for sale, held for trading and other investment securities at cost) of $3.5 billion. Because R&G Financial’s interest-earning assets have longer effective maturities than its interest-bearing liabilities, the yield on R&G Financial’s interest-earning assets generally will adjust to changes in interest rates more slowly than the cost of its interest-bearing liabilities and, as a result, R&G Financial’s net interest income generally would be adversely affected by increases in interest rates and positively affected by comparable declines in interest rates. In addition to affecting net interest income, changes in interest rates also can affect the value of R&G Financial’s interest-earning assets, which are comprised of fixed and adjustable-rate instruments. At December 31, 2004, $3.3 billion or 93.5% of R&G Financial’s mortgage-backed and investment securities were classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported net of taxes in other comprehensive income, a separate component of stockholders’ equity.

In addition to affecting net interest income, changes in interest rates also can affect the value of R&G Financial’s mortgage-backed and related securities. Generally, the value of fixed-rate mortgage-backed securities declines when interest rates rise and, conversely, increases when interest rates fall. At December 31, 2004, R&G Financial held $24.5 million of mortgage-backed and related securities which were classified as held for trading and reported at fair value, with unrealized gains and losses included in earnings. Accordingly, declines in the value of R&G Financial’s securities held for trading would have a negative impact on the Company’s earnings regardless of whether any securities were actually sold.

The Company has sought to limit its exposure to interest rate risk both internally through the management of the composition of its assets and liabilities and externally through the use of a variety of hedging instruments. Internal hedging through balance sheet restructuring generally involves the attraction of longer-term funds (i.e., time deposits or FHLB advances), the origination of adjustable-rate and/or shorter-term loans (such as commercial real estate, commercial business and consumer loans) or the investment in certain types of mortgage-backed securities such as CMOs and mortgage-backed residuals (which often exhibit elasticity and convexity characteristics which the Company can utilize to hedge other components of its portfolio).

External hedging involves the use of interest rate swaps, collars, caps, options and futures to reduce interest rate risk on all mortgage-backed securities (excluding CMOs) which are available for sale. At December 31, 2004, mortgage-backed securities available for sale held in banking subsidiaries had a fair value of $940.5 million. The Company generally uses interest rate swaps, collars, caps, options and futures to effectively fix the cost of short-term funding sources which are used to purchase interest-earning assets with longer effective maturities, such as mortgage-backed securities and fixed-rate residential mortgage loans. Such agreements reduce the impact of increases in interest rates by preventing the Company from having to replace funding sources at a higher cost prior to the time that the interest-earning asset, which was acquired with such source, matures or reprices and thus can be replaced with a higher-yielding asset.

During the first quarter of 2004, to take advantage of the low interest rate environment and in anticipation of the maturity of certain borrowings, the Company entered into eight forward-starting repurchase agreements totaling $345.1 million with an average interest rate of 3.78% commencing on various dates during 2005 and 2006.

Interest Rate Sensitivity Analysis. As previously explained, the Company employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on-balance accounts and certain off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. This sensitivity analysis is limited by the fact that it is performed at a particular point in time, is subject to the accuracy of various assumptions, including prepayment forecasts, and does not incorporate other factors that could impact R&G Financial’s overall performance in each scenario. Accordingly, the estimates resulting from the use of the model should not be viewed as an earnings forecast. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Company’s Risk Management Committee, which comprises members of senior management and reports to R&G Financial’s Board of Directors, monitors interest rate risk within Board-approved policy limits. R&G Financial’s current interest rate risk policy limits are primarily determined by measuring the anticipated change in net interest income over a 12-month horizon assuming a 100- and 200-basis point linear increase or decrease in interest rates. The current policy limits this exposure to a 15% reduction in net interest income for a 12-month horizon under a 200-basis point increase or decrease in interest rates.

The following table shows R&G Financial’s net interest income sensitivity profile as of December 31, 2004 and 2003:

Change in Interest Rates (Basis Points) (1) (Dollars in Thousands)	Expected Net Interest Income (2)	Percentage Change in 12-month Net Interest Income
	(As Restated)	(As Restated)
As of December 31, 2004:
+ 200	$242,416	(10.3)%
+ 100	255,156	(5.6)%
Base Scenario	270,270	0.0%
- 100	276,474	2.3%

As of December 31, 2003:
+ 200	226,685	(3.9)%
+ 100	231,615	(1.8)%
Base Scenario	235,929	0.0%
- 100	237,861	0.8%

(1)	Assumes an instantaneous parallel change in the yield curve.
(2)	Net interest income amounts exclude amortization of deferred amounts for loans and investments.

At December 31, 2004, given a linear 100-basis and 200-basis point increase in the yield curve used in the simulation model, R&G Financial’s net interest income decreases by 5.6% and 10.3%, respectively, over one year. A 100-basis point linear decrease in interest rates would reduce net interest income by 2.3% over one year. All these estimated changes in net interest income are within the policy guidelines established by R&G Financial’s Board of Directors. The model does not assume a full 200-basis point decrease in rates for short-term assets and liabilities, as management has determined it is not necessary, principally due to the historical low level of short-term interest rates.

While the sensitivity model serves as a useful tool for measuring short-term risk to future net interest income, it does not measure the sensitivity of the market value of R&G Financial’s assets or other sources of income such as trading activities and mortgage loan sales to changes in interest rates.

The following table summarizes the anticipated maturities or repricing of R&G Financial’s interest-earning assets and interest-bearing liabilities as of December 31, 2004, based on the information and assumptions set forth in the footnotes to the table below. For purposes of this presentation, mortgage-backed securities held in connection with the Company’s mortgage banking business, as well as securities held for trading, are assumed to mature within one year. In addition, investments held by the Company which have call features are presented according to their expected callable date or contractual maturity date, as the case may be, based on the actual interest rate environment.

	Within Three Months	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
(Dollars in Thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest-earning assets:

Total loans(1)	$2,335,664	$898,430	$1,449,969	$890,292	$1,840,791	$7,415,146

Total investments, including mortgage-backed securities(2)(3)	349,332	591,687	1,213,752	618,304	1,063,798	3,836,873

Other interest-earning assets(4)	171,151	—	—	—	—	171,151

Total	2,856,147	1,490,117	2,663,721	1,508,596	2,904,589	11,423,170

Deposits:

Now and Super Now accounts(5)	35,796	100,233	110,184	89,249	380,484	715,946

Passbook savings accounts(5)	8,796	25,512	63,516	50,813	203,253	351,890

Regular and commercial checking(5)	22,058	61,764	67,895	54,994	234,449	441,160
Certificates of deposits	599,295	1,018,536	709,720	375,769	3,775	2,707,095
FHLB advances	356,661	286,535	473,154	104,250	78,000	1,298,600
Securities sold under agreements to repurchase(6)	1,856,653	88,445	947,304	—	138,485	3,030,887
Secured borrowings	1,690,613	31,184	68,985	49,768	119,725	1,960,275
Other borrowings(7)	29,500	92,166	—	—	386,598	508,264

Total	4,599,372	1,704,375	2,440,758	724,843	1,544,769	11,014,117

Effect of derivatives instruments	170,000	235,100	(41,600)	(340,500)	(23,000)	—

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	(1,573,225)	20,842	181,363	443,253	1,336,820	409,053

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(1,573,225)	$(1,552,383)	$(1,371,020)	$(927,767)	$409,053

	Within Three Months	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total assets	-13.2%	-13.0%	-11.5%	-7.8%	3.4%

(1)	Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments.
(2)	Reflects estimated prepayments in the current interest rate environment.
(3)	Includes securities held for trading, available for sale and held to maturity.
(4)	Includes securities purchased under agreement to resell, time deposits with other banks and federal funds sold.
(5)	Does not include non-interest bearing deposit accounts. Although negotiable order of withdrawal, or NOW, and Super NOW accounts, passbook savings accounts and checking accounts are effectively subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities based on historical experience with the retention of such deposits in changing interest rate environments. The table assumes that funds will be withdrawn at annual rates for NOW accounts and for regular and commercial checking accounts, ranging from 10% for 0-12 months, 19% for 1-5 years, 41% for 5-10 years, 65% for 10-20 years and 100% thereafter; and, for passbook savings accounts, ranging from 5% for 0-12 months, 20% for 1-5 years, 40% for 5-10 years, 65% for 10-20 years and 100% thereafter. The percentages used were computed based on actual experience for new accounts and the percentage retained over time.
(6)	Includes federal funds purchased.
(7)	Comprised of warehousing lines, notes payable and other borrowings.

Although “gap” analysis is a useful measurement device available to management in determining the existence of interest rate exposure, its static focus as of a particular date makes it necessary to utilize other techniques in measuring exposure to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the interest rate environment. As a result, R&G Financial, through simulation models, also analyzes on a regular basis the estimated effects on net interest income under multiple rate scenarios, including increases and decreases in interest rates amounting to 200-basis points and 100-basis points as shown above on a bank level. Premier Bank’s IRRBICO and Crown Bank’s ILC regularly reviewed interest rate risk by forecasting the impact of alternative interest rate scenarios on net interest income and by evaluating such impact against the maximum potential changes in net interest income.

R&G Financial’s management believes that all of the assumptions used in the foregoing analysis to evaluate the vulnerability of its operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of R&G Financial’s assets and liabilities and the estimated effects of changes in interest rates on R&G Financial’s net interest income indicated in the table above could vary substantially if different assumptions were used or if actual experience differs from the projections on which they are based.

Derivatives. R&G Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates beyond the control of management. Derivatives include interest rate swaps, interest rate collars, interest rate caps, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter, or OTC, or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, collars, forwards and options. Exchange-traded derivative contracts include futures and options.

From time to time, the Company enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. If a counterparty does not meet its obligations under the interest rate swap, R&G Financial’s hedge against interest rate risk would not be effective. At December 31, 2004, the Company had five interest rate swaps agreements outstanding (with an aggregate notional amount of $170.0 million). With respect to such agreements, R&G Financial makes fixed interest payments ranging from 4.67% to 8.77% and receives payments based upon 3- or 6-month LIBOR. Such interest rate contracts have reduced the imbalance between R&G Financial’s interest-earning assets and interest bearing liabilities with shorter maturities, thus reducing R&G Financial’s exposure to increases in interest rates that may occur in the future.

Originally, four of the five interest rate swaps, with a total notional amount of $160 million, were reported as cash flow hedges, but as part of the restatement are now being reported as non-hedge derivatives. See Note 27 to the Consolidated Financial Statements for further information regarding the Company’s existing swap agreements. These agreements are intended to protect the Company from losses from the repricing of its short-term liabilities in a rising interest rate environment. In addition, the Company has entered into a forward starting interest rate swap with a notional amount of $23.0 million to hedge a firm commitment in a commercial loan extended to a customer by the Company. The swap has an effective date of October 2005 and matures in October 2015.

In addition, during 2004 the Company sold interest rate caps to another financial institution in conjunction with a series of mortgage loan transfers initially accounted for as sales and subsequently recharacterized as secured borrowings. Interest rate cap agreements generally involve the exchange of interest payment obligations over a specified rate without the exchange of the underlying principal. At December 31, 2004, the Company had four interest rate cap agreements outstanding with a total notional amount of $222.0 million. The notional amount of all of these agreements amortize in the same manner as the underlying mortgages collateralizing the secured borrowings. These agreements end on the last day that the mortgage loan with the longest maturity in the pool of underlying mortgages is outstanding. The interest rate to be paid on these cap agreements is 100% of the 3-month LIBOR rate when the reset index is greater than the cap strike rate.

For financial reporting purposes, the Company’s general policy is to account for derivative instruments on a marked-to-market basis with gains or losses charged to current operations as they occur. Contracts with positive fair value are reported as assets and contracts with negative fair values are reported as liabilities, after the application of netting arrangements, with unrealized gains and losses recorded in trading gains (losses) in the Company’s consolidated statements of income. The Company recognized pre-tax losses of $2.9 million on such derivatives during the year ended December 31, 2004.

Under SFAS No. 133, as subsequently amended, the Company may designate a derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment, or fair value hedge, (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, or cash flow hedge or (3) non-hedge. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair-value hedge, along with change in fair value on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income in the stockholders’ equity section of the Consolidated Statements of Financial Condition until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. None of the Company’s derivatives at December 31, 2004 are designated in a hedge accounting relationship.

Fair values of derivatives such as interest rate future contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of assets and liabilities related to these derivatives totaled $819 million and $1.9 billion, respectively, as of December 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent R&G Financial’s exposure to market or credit risk.

The table below summarizes the fair values of R&G Financial’s interest rate future contracts or options, as well as the source of the fair values:

Fair Value Reconciliation (Dollars in Thousands)	Year Ended December 31, 2004
(As Restated)
Fair value of contracts outstanding at the beginning of the period	—
Contracts realized or otherwise settled during the period	$6,091
Fair value of new contracts entered into during the period	6,663
Other changes in fair values	(13,812)

Fair value of contracts outstanding at the end of the period	$(1,058)

Source of Fair Value

	As of December 31, 2004 Payment Due By Period
(Dollars in Thousands)	Maturity Less Than 1 Year	Maturity 1 - 3 Years	Maturity 3 - 5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Prices actively quoted	$(4,495)	$3,437	—	—	$(1,058)

The use of derivatives involves market and credit risk. The market risk of the derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. R&G Financial generally manages its risks by taking risk-offsetting positions.

The credit risk of the derivatives arises from the potential of a counterparty to default on its contractual obligations. To manage this credit risk, R&G Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

Inflation and Changing Prices

R&G Financial’s Consolidated Financial Statements and related data have been prepared in accordance with United States generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of R&G Financial are monetary in nature. As a result, interest rates have a more significant impact on R&G Financial’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Off-Balance Sheet Activities

In the ordinary course of business, the Company engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage the Company’s credit, market, liquidity or interest rate risks, (3) diversify the Company’s funding sources, or (4) optimize capital.

In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC, or non-conforming loans, are sold to investors and/or government-sponsored enterprises, or GSEs, on a recourse basis pursuant to which the Company retains part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally up to five years) or up to a specified percentage (generally up to 10%) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of December 31, 2004, the outstanding principal balance of loans sold subject to recourse was $664.6 million. As of such date, the maximum contractual exposure in principal amount of loans that the Company would have if all loans subject to recourse defaulted was $329.4 million (refer to the “Other Commercial Commitments” table below for a breakdown of recourse obligation by expiration period). In certain agreements, the Company may recover amounts previously advanced under the timely payments commitments. As of December 31, 2004, the Company has a reserve for recourse provisions of $9.9 million included within other liabilities in the consolidated statements of financial condition. As of December 31, 2004, approximately $20.9 million or 3.1% of the principal amount in loans sold with recourse were 60 days or more past due.

Set forth below is a breakdown of the Company’s loans subject to recourse by loan type and weighted-average loan to value ratios as of December 31, 2004.

Loans Subject to Recourse by Loan Type

(Dollars in Thousands)	Outstanding Balance	Weighted- average Loan to Value
	(As Restated)	(As Restated)
Loan Type:
FHA/VA loan	$282	79%
Conventional Loans	623,320	67%
Other	41,015	86%

Total	$664,617

Under the arrangements explained above, for which servicing is retained and, as part of its servicing responsibilities, R&G Financial is required to advance the scheduled payments of principal and interest whether or not collected from the underlying borrower.

As a provider of financial services, the Company routinely enters into commitments to extend credit and to sell and purchase mortgage-backed securities and loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The contractual amounts of these instruments reflect the extent of involvement R&G Financial has in particular classes of financial instruments. R&G Financial’s exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. R&G Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At December 31, 2004, commitments to extend credit and outstanding letters of credit amounted to approximately $806.4 million and $20.7 million, respectively. Commitments to extend credit are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time as long as the conditions established in the contract are met. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In addition, the Company had commitments to sell mortgage-backed securities and mortgage loans amounting to approximately $925.7 million, including a commitment of $800 million with a financial institution to sell and purchase mortgage loans and servicing agreements to and from each other. Such commitment was subsequently terminated in May 2005.

Other Commercial Commitments

The following table summarizes R&G Financial’s other commercial commitments as of December 31, 2004.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
(Dollars in Thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Commitments to extend credit	$806,433	$591,732	$204,732	$689	$9,280
Commitments to purchase mortgage loans	800,000	800,000	—	—	—
Letters of credit	20,720	10,896	9,824	—	—
Commitments to sell mortgage backed securities and mortgage loans	925,694	925,343	351	—	—
Loans sold with recourse	664,617	41,015	—	157,587	466,015

Total other commercial commitments and off-balance sheet arrangements	$3,217,464	$2,368,986	$214,907	$158,276	$475,295

Contractual Obligations

The following table summarizes R&G Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, as of December 31, 2004:

Contractual Obligations

	Payment Due by Period
Contractual Obligations (1) (Dollars in Thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Deposits	$4,215,947	$3,118,195	$713,401	$380,648	$3,703
Repurchase agreements	3,000,886	1,829,583	962,475	70,126	138,702
Advances from the FHLB	1,298,600	583,100	424,500	191,000	100,000
Lines of credit	121,666	121,666	—	—	—
Federal funds purchased	30,000	30,000	—	—	—
Secured borrowings (2)	1,960,276	—	—	—	1,960,276
Junior subordinated notes payable	386,598	—	—	—	386,598
Obligations under finance lease	19,257	609	2,413	2,831	13,404
Non-cancelable operating leases	66,282	8,003	17,977	13,054	27,248

Total contractual cash obligations	$11,099,512	$5,691,156	$2,120,766	$657,659	$2,629,931

(1)	Amounts included in the table do not include accrued interest except for repurchase agreements.
(2)	These loans are subject to scheduled payments, and are expected to repay according to either the regular amortization and prepayments of the underlying mortgage loans or negotiated restructurings. For further information regarding these restructurings, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Restructuring of Certain Prior Mortgage Loan Transfers.”

Finally, the Company has also guaranteed certain obligations on six trust preferred securities transactions issued by trusts created by the Company aggregating to $375.0 million, mostly related to the payment of interest and the eventual redemption of the securities at maturity. Refer to Note 15 to the Consolidated Financial Statements for further information regarding the Company’s commitments under trust preferred securities.

General Business, Economic and Political Conditions

The Company’s business and earnings are sensitive to general business and economic conditions in Puerto Rico and the United States. As a Commonwealth of the United States, Puerto Rico has a U.S. dollar-based economy. The trends of Puerto Rico’s economic fundamentals are directly related to those found in the U.S. economy. Significant business and economic conditions include short- and long-term interest rates, inflation and the strength of the Puerto Rico and U.S. economy and housing markets. If any of these conditions deteriorate, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans.

In addition, general and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for R&G Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratio of existing loans, thereby reducing credit exposure. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Refer to “Risk Management” for a discussion of the effects of changes of interest rates on R&G Financial’s operations.

The Company operates in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. The Company faces competition in such areas as mortgage and banking product offerings, rates and fees, and customer service. In addition, technological advances and increased e-commerce activities have, generally, increased accessibility to products and services for customers which has intensified competition among banking and non-banking companies in the offering of financial products and services, with or without the need for a physical presence.

The Company is heavily regulated by banking, mortgage lending and insurance laws at the federal and local levels, and proposals for further regulation of the financial services industry are continually being introduced. The Company is subject to other federal and local laws and regulations that affect its businesses, including those regarding taxation. Any failure to comply with such laws or regulations, whether actual or alleged, could expose the Company to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect the Company’s earnings. For information on subsequent events related to the economic environment in which the Company is operating, refer to “— Future Operations” below.

CEO and CFO Certifications

R&G Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to R&G Financial’s 2004 Form 10-K/A. In addition, in 2004, R&G Financial’s former CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards, except for the inadvertent failure to timely post the Company’s corporate governance guidelines on its website.

Recent Accounting Pronouncements

Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee issued Statement of Position, or SOP, No. 03-3, “Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. This SOP does not apply to loans originated by the entity, and it prohibits both the creation and carryover of valuation allowances in the initial accounting of all loans acquired in a transfer within the scope of this SOP. The prohibition of the carryover applies to purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that the adoption of this SOP will not have a significant effect on its Consolidated Financial Statements.

Application of Accounting Principles to Loan Commitments

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” or SAB 105, to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. The Company records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. The Company does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. The adoption of SAB 105 did not have a significant impact on the Company’s financial condition or results of operations.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

At its March 2004 meetings, the Emerging Issues Task Force, or EITF, revisited EITF Issue No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments,” or EITF Issue No. 03-1, regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to securities that are impaired solely due to market interest rate fluctuations by FASB Staff Position No. 03-1-1. The contractual cash flows of the Company’s mortgage-backed securities are guaranteed by FNMA or GNMA. Because a decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF Issue No. 031-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP supersedes EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS No. 115, SEC Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board, or APB, Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The Company believes that the adoption of this statement will not have a material effect on the Consolidated Financial Statements.

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131, requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The issue is how an enterprise should evaluate the aggregation criteria in paragraph 17 of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of SFAS No. 131.

In EITF Issue 04-10 – “Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds,” the EITF reached a consensus that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of SFAS No. 131. The EITF agreed that the consensus in this issue should be applied for fiscal years ending after September 15, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of this EITF will not have a material effect on the Consolidated Financial Statements.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123, modifying certain provisions of SFAS No. 123 and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement eliminates the alternative of using the intrinsic value method of accounting and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of awards (with limited exceptions). This statement is effective to all awards granted in interim periods beginning after June 15, 2005 and to awards modified, repurchased, or cancelled after that date. Management believes that the adoption of this Statement will not have a significant effect on its Consolidated Financial Statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met:

a.	The configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; or

b.	The entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged.

A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes that the adoption of this statement will not have a material effect on the Consolidated Financial Statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections,” or SFAS No. 154. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Opinion 20 previously required that such changes in accounting principle be reported as a change in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Accounting for Servicing of Financial Assets

SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140,” or SFAS No. 156, requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes by class of servicing asset or liability. Management is evaluating the impact that this recently issued accounting standard may have on its Consolidated Financial Statements.

Fair Value Measurements

SFAS No. 157 “Fair Value Measurements,” or SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are: (1) quoted market prices for identical assets or liabilities in active markets; (2) observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact that this accounting pronouncement may have on its Consolidated Financial Statements and Disclosures.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157 and No. 107, “Disclosures about Fair Value of Financial Instruments.” The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management is evaluating the impact that this recently issued accounting standard may have on its Consolidated Financial Statements.

Uncertainty in Income Taxes

In 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN No. 48 were effective for the Company beginning January 1, 2007. The Company is currently evaluating the effects of FIN No. 48, but based on the analysis performed at the time, management does not anticipate that its adoption will have a material impact on the Consolidated Financial Statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108, expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 will not result in a material impact to the Company’s Consolidated Financial Statements.

Future Operations

Since the Company’s restatement announcement and as a result of the restatement process, the internal review and deteriorating macroeconomic conditions in Puerto Rico, among other factors, the Company has faced a number of financial, operational and legal difficulties that have had a material adverse effect on the Company’s business, financial condition and results of operations. As a result, the Company expects its results of operations for 2005, 2006 and 2007 to be significantly lower than those reported for 2004. The following is a discussion of the principal challenges facing the Company since December 31, 2004 and the initiatives implemented by the Company to meet such challenges.

Financial Challenges

For the years ended after December 31, 2004, the Company’s liquidity and earnings were materially adversely affected by:

•	the restatement of its financial statements;

•	the interest rate environment during the years 2005, 2006, and the first half of 2007;

•	increases in general and administrative costs as a result of the restatement process;

•	macroeconomic conditions in Puerto Rico;

•	the weakening of the real estate and housing markets in Florida;

•	the restructuring of mortgage loan transfers initially recorded as sales and subsequently recharacterized as secured borrowings;

•	the disruption of the secondary mortgage market for the sale of mortgage loans; and

•	the sale of mortgage loans to government sponsored entities and agencies at less favorable terms.

Restatement Process

Since April 2005, the Company has focused substantial time and attention on responding to various legal, financial and operational challenges resulting from its restatement of the Company’s financial statements for the years ended December 31, 2002 through 2004. The restatement process has resulted in a number of difficulties that have had an adverse effect on the Company’s liquidity and results of operations for 2005, 2006 and 2007, including:

•

reduction in mortgage loan sales within the Company’s traditional sales channels, resulting initially from uncertainty surrounding the accounting treatment of sales of non-conforming mortgage loans and subsequently from a downturn in the local market for such sales;

•

increased legal expenses, including expenses relating to the formal investigation by the SEC into the matters surrounding the restatement, the initiation of numerous private lawsuits alleging violations of federal securities laws and shareholders’ derivative actions alleging, among other things, breach of fiduciary duties owed to the Company; and

•

increased accounting expenses, including expenses directly relating to the restatement as well as expenses relating to the implementation of new processes to identify and correct or mitigate various material weaknesses in the Company’s internal control over financial reporting.

As a result of the restatement process and internal review, the Company’s non-interest expenses have increased significantly. For the years ended December 31, 2005 and 2006, and the first half of 2007, restatement-related expenses amounted to $25.7 million, $36.3 million, and $21.5 million, respectively.

In addition, although the Company continues to have adequate capital and has been able to satisfy its contractual obligations, its access to capital resources has been adversely affected by a number of factors related to the restatement process. These factors include the Company’s inability to timely file its annual and quarterly reports with the SEC, delisting of its common stock from the NYSE, successive downgrades in the credit ratings of the Company and its securities and the termination of commitments to sell non-conforming mortgage loans in the local market. During the restatement process, the Company has relied on, for its principal sources of liquidity, brokered deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities, warehousing lines of credit and sales of mortgage loans in the secondary market to agencies or U.S. financial institutions.

Although the Company continues to face challenges related to the restatement, it has made substantial progress in addressing many significant obstacles, including:

•

the conclusion of an investigation relating to the Company by Fried, Frank, Harris, Shriver & Jacobson, LLP, independent outside counsel to the Audit Committee, and Promontory Financial Group, LLC (for additional information regarding the findings of this investigation, refer to “— Background to Restatement” above);

•

the initiation and ongoing implementation of a remediation program, under the oversight of the Audit Committee and senior management, to address the material weaknesses in the Company’s internal control over financial reporting and enhance the Company’s corporate governance (for additional information regarding this program, refer to “— Remediation of Material Weaknesses” under Item 9A “Controls and Procedures”);

•

the reorganization of the Accounting and Finance Department under the leadership of Andrés Pérez as Chief Financial Officer and Executive Vice President of the Company (for additional information on Mr. Pérez, refer to the Company’s Current Report on Form 8-K, filed with the SEC on August 29, 2006, and for additional information on the implementation of this reorganization, refer to “— Remediation of Material Weaknesses” under Item 9A “Controls and Procedures”);

•	the restructuring of almost all of the mortgage loan transfers that have been recharacterized as secured borrowings;

•	the strengthening of the Company’s Risk Management and Internal Audit departments; and

•	the strengthening of the Company’s executive team and the clarification of the roles, responsibilities and authority of the members of such executive team.

Interest Rate Environment

Earnings for 2005, 2006 and the first half of 2007 were adversely impacted by the continued rise in short-term interest rates and the flattening of the yield curve during 2005 and the inverting of the yield curve in 2006. The Company’s inability to timely and effectively align its risk management practices to the interest rate environment, together with its interest rate sensitivity, resulted in lower earnings in the following areas than those reported for 2004:

•	gain on sales of mortgage loans;

•	net interest income;

•	gain on sales of investment securities; and

•	derivative investments.

In light of the foregoing difficulties, the Company has revised its strategy with respect to lending and other activities going forward. These initiatives are discussed in detail below.

Secondary Markets for the Sale of Mortgage Loans

Following the announcement of the restatement, the Company has not been able to sell its non-conforming loan production in the local market to the same extent as it had prior to the announcement. As a result, the Company has relied on secondary market sales of non-conforming loans to U.S. mainland financial institutions or other investors and sales of conforming loans to and securitizations of conforming and non-conforming loans through GSEs as its outlets for the sale of its mortgage loan production. The requirements for sale of non-conforming loans in the U.S. secondary market are stricter than those existing in the Puerto Rico market prior to the restatement announcement, which, in combination with the lack of public disclosure regarding R&G Financial and the uncertainties associated with the restatement process, has affected the Company’s ability to sell non-conforming loans and has resulted in a significantly lower gain on sale margin for those loans. The Company has sought to diversify secondary market outlets for its non-conforming loan products both on the U.S. mainland and in Puerto Rico.

In connection with the restatement, R&G Financial added approximately $2.0 billion in mortgage loans held for sale to its balance sheet as of December 31, 2004 as a result of the recharacterization as secured borrowings of certain mortgage loan transfers previously classified as sales. These loans were previously transferred by Premier Bank, Crown Bank and R&G Mortgage to other financial institutions and third-party investors and include both conforming and non-conforming mortgage loans. Certain of these loans possess adverse credit criteria.

During 2007, the Company’s ability to sell the loans described above at acceptable margins has been negatively affected by a number of factors, including the current interest rate environment, relative demands for such loans and mortgage-backed securities, the cost of credit enhancements, investor perceptions of such loans and mortgage-backed securities and the risks posed by such products. The current disruption of the secondary market has affected the ability of the Company to sell the loans described above into the secondary market. In light of current conditions, the Company expects that it will have to retain a larger portion of its portfolio of such mortgage loans than it would in other environments, and the Company determined in September 2007 that it would record a valuation allowance related to its mortgage loans held for sale, resulting in a provision for losses of $39.9 million for the quarter ending September 30, 2007.

To mitigate the changing market conditions in the secondary mortgage market, the Company has implemented more stringent origination and underwriting guidelines to ensure that a substantial portion of the Company’s loan production can be sold into the secondary market (including the sale or securitization programs supported by FNMA, GNMA or FHLMC) or are high quality loans to be held in the Company’s investment portfolio. A prolonged period of secondary market illiquidity could result in the Company having to implement further mortgage guideline tightening, which would result in lower mortgage production volumes.

See “Explanatory Note — Subsequent Events — General” and “Risk Factors” above for a description of the impact of the reduced liquidity in the secondary mortgage market on the Company’s portfolio of mortgage loans held for sale.

Macroeconomic Conditions in Puerto Rico

According to the Puerto Rico Planning Board, Puerto Rico is in the midst of a recession that started in March 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term rates, and higher oil prices.

The aforementioned slowdown has had an adverse effect on, among other things, unemployment statistics and loan delinquency rates, and thus the credit quality of the Company’s loan and lease portfolio. As a result, the Company expects its provision for loan and lease losses to increase in 2005, 2006 and 2007, compared to the reported amount for 2004.

Real Estate and Housing Market in Florida

During 2007, the housing market in the Central/North Florida area has experienced weak demand and high inventory levels, which have significantly affected the financial position and operations of many homebuilders and developers, and this could continue or worsen in the future. As a result, the Company has experienced deterioration in certain of its real estate — construction and development loans and has reassessed a number of its lending relationships with developers and homebuilders in the Central/North Florida area. As a result, the Company determined in September 2007 that it would record a provision for loan and lease losses of $15.3 million for the quarter ending September 30, 2007. The Company is in the loan review process to determine the amount of the provision and cannot provide an estimate of the amount or a range of the amount of such provision at this time.

Selected Operational Data

The following table summarizes certain operational data for the indicated dates:

Selected Operational Data (Dollars in Millions)	2004	2005	2006	June 30, 2007
Total Loan Production	$4,989	$6,110	$3,728	$1,297
Insurance Agency Commission	13,044	12,255	12,083	6,027
Servicing Portfolio	11,404	12,159	11,079	11,170
Retail Deposits	3,417	4,431	4,378	2,370
Brokered Deposits	799	1,549	2,058	2,225

Selected Operational Data (Dollars in Millions)	2004	2005	2006	June 30, 2007
Non-performing Loans	228	201	236	286
Restatement Expenses	—	26	36	21

In light of the foregoing difficulties, the Company has revised its strategy with respect to lending and other activities going forward. These initiatives are discussed in detail below.

New Business Strategies

The Company has decided to make certain changes to its existing business strategy and to implement new strategic initiatives to address the challenges it currently faces. These changes have been implemented progressively beginning in 2006 and will continue to be implemented in 2007. The changes in business strategies include the following:

•	strategic divestitures of certain businesses;

•	planned corporate restructuring of the Company;

•	revised strategies with respect to its lending and other operations designed to enhance risk management;

•	focus on current business lines where the Company has identified further profit opportunities, such as installment lending; and

•	implementation of Company-wide profit improvement projects designed to lower general and administrative costs and to take advantage of existing efficiencies.

Strategic Divestitures

In May 2007, the Company entered into an agreement to sell Crown Bank as part of a renewed focus on its core Puerto Rican market and in order to raise capital to support its other lines of business.

The Company has been pursuing a strategy of divesting its less profitable or loss-making businesses in order to generate cash and further its strategic goal of maximizing its core profit centers. On October 10, 2006, the Company sold certain assets of the retail brokerage business of R-G Investments to UBS Financial Services Incorporated of Puerto Rico, or UBS PR, a subsidiary of UBS AG. Upon completion of the transaction, the consideration received from the sale, plus existing capital of approximately $10.9 million after payment of expenses associated with winding up R-G Investments’ operations, was transferred to the Company on June 29, 2007 to further support the Company’s core banking business.

The transaction had an immediate positive impact on the Company, resulting in the elimination of operating losses associated with the R-G Investments business. The transaction is expected to result in future benefit to the Company due to the ongoing relationship between UBS PR and Premier Bank. As part of this ongoing relationship, the Company entered into a lease and customer access agreement, dated November 21, 2006, whereby Premier Bank can refer customers to UBS PR to service their investment needs. In addition, UBS PR financial advisors are available at designated Premier Bank branch locations.

In 2005, Crown Bank disposed of Continental, through which it had been engaged in the business of originating FHA-insured, guaranteed and privately insured first and second mortgage loans on residential real estate (1 to 4 families) in the states of New York, New Jersey, Connecticut and North Carolina. For further information, refer to “Explanatory Note — Subsequent Events — Other Subsequent Events — Restructuring and Divestitures.”

Other initiatives in terms of the strategic divestiture of less profitable business are being considered.

Corporate Restructuring

The Company has initiated the planning process of a corporate restructuring, which is being designed to achieve the following goals:

•	the realization of significant recurrent cost-saving opportunities, including through:

•	reductions in personnel in administrative and support areas;

•	the elimination of transaction processing and operational redundancies; and

•	savings in cost of funds by eliminating the use of third-party warehousing lines to fund mortgage loan production;

•	the realization of net operating loss carry-forwards and existing tax credits;

•	integration of the mortgage origination and servicing businesses;

•	commercial and corporate banking consolidation;

•	integration of secondary markets and treasury functions;

•	integration of accounting, marketing and other support functions;

•	organizational and operational simplicity to allow for faster decision-making, increased market focus and enhanced workforce productivity; and

•	enhancing its regulatory and accounting compliance function.

Some aspects of the corporate restructuring plan will be submitted to the regulatory agencies for their review or approval. The Company will continue to review and implement the plan on an ongoing basis.

New Risk Management Strategies

The Company has initiated revised strategies principally designed to produce revenue and earnings streams that are more stable, transparent and easier to protect from interest rate risk. Among the changes in such strategies are the following:

New loan origination procedures. R&G Mortgage recently implemented a program designed to improve the quality of the residential loans it originates, through the imposition of more objective criteria and minimum standards applicable to appraisal reviews and credit conditions.

Development of risk-based pricing matrices. The Company recently launched new risk-based pricing matrices for commercial and financial and mortgage loans.

Retention of greater portion of loan production. In the past, the Company strived to sell a significant portion of its mortgage loan production. Management has evaluated the relative benefits of selling or retaining its loan production. Sales of loans generate current period gains, while the retention of loans is designed to provide a more stable stream of net interest income over the life of such loans as well as a greater base of future earnings. In the current interest rate environment and as a result of the new residential mortgage loan origination procedures, management has decided to retain a significant amount of its future loan originations in order to increase its net interest income and provide a more stable source of earnings for its shareholders. Further, as part of its risk management strategy, the Company has determined to reduce the magnitude of its sales of mortgage loans to GSEs where such sales are accompanied by full or partial recourse to the Company. The Company will continue to sell a portion of its loan production in the cash market.

Foregoing loan sales and thereby retaining a larger portion of mortgage loan production will provide the Company with a more stable stream of earnings and increase net interest income over time; however, this strategy will result in lower up-front revenues from gain on mortgage loan sales. The Company will also strengthen its credit underwriting standards to protect the Company from the added credit exposure resulting from retaining a higher percentage of mortgage loans. In the future, management will continue to assess the relative benefits of selling and retaining loans, and may modify its strategy based on prevailing market conditions, including the slope of the yield curve and prevailing gain on sale margins.

Profit Improvement Programs

During 2006, profit improvement programs for R&G Mortgage and Premier Bank were launched to provide focus, depth and visibility to ongoing profit improvement initiatives.

R&G Mortgage

A profit improvement program was launched at R&G Mortgage in May 2006, designed to improve profitability while maintaining market leadership. Areas of opportunity were identified and initiatives were launched, including rationalizing production staffing, consolidating the existing branch network (including the elimination of The Mortgage Store brand), optimizing marketing investments and enhancing R&G Mortgage’s pricing strategy.

Significant results have been achieved to date, including the reduction of approximately 23% of total headcount at R&G Mortgage since December 31, 2005, the closing of 17 branches, an approximately 49% reduction in advertising expense and the increase of average origination fees per loan by approximately 61%, each as of June 30, 2007.

Other strategic initiatives currently underway include the implementation of a mortgage loan tracking and automated workflow system, the expansion of secondary market options for the Company’s non-conforming loans and the implementation of a full reengineering agenda for its mortgage servicing department.

Premier Bank

A profit improvement program was launched at Premier Bank in September 2006, designed to improve the competitiveness of each of the business lending units. Areas of opportunity were identified and initiatives were launched, including rationalizing branch personnel while improving customer service, capitalizing on the economies of scale of the Company’s consumer lending business to allow for profitable growth and strengthening its corporate and commercial organization through organization changes and deeper market focus. Other initiatives underway include the ongoing review of non-core businesses for potential divestitures.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference to the information included under the sub-caption “Risk Management” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of R&G Financial, together with the report thereon of PricewaterhouseCoopers LLP, R&G Financial’s independent registered public accounting firm, are included herein beginning on page F-1 of this Form 10-K/A. Supplementary financial information required by Item 302 of Regulation S-K is incorporated by reference to the information included under the sub-caption “Selected Quarterly Financial Data” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 9A:	CONTROLS AND PROCEDURES

Background to Restatement

The Company has restated its Consolidated Financial Statements for the years ending December 31, 2004, 2003 and 2002 and certain financial information for prior periods required to be included in the Company’s 2004 Annual Report on Form 10-K. The events leading to the Company’s decision to restate its financial statements are discussed below. Refer also to Note 1 to the Consolidated Financial Statements. As described below, the Company’s initial decision to restate its Consolidated Financial Statements arose out of its determination to correct the methodology used in determining the fair value of the residual interests, or interest only strips, or IO strips, retained in certain of the Company’s mortgage loan transfer transactions. As part of the restatement, the Company reviewed various additional matters that resulted in accounting adjustments to the Company’s Consolidated Financial Statements, including the sale treatment of mortgage loan transfers to other financial institutions.

Ultimately, the principal adjustments to the Company’s previously issued annual Consolidated Financial Statements related to a correction in the accounting for certain mortgage loan transfers that had originally been recorded as sales to recharacterize those transfers as secured borrowings. During the restatement, the Company retained new outside law firms to review each of its mortgage loan transfer transactions. These new law firms were unable to provide “true sale” opinions with respect to various transactions in which the Company, among other things, provided to the counterparty unlimited recourse or limited the counterparty’s right to repledge or transfer the mortgage loans or in which the Company retained the right to repurchase or substitute the mortgage loans, because these provisions were determined to be incompatible with the requirements for accounting for the transactions as sales. Transactions that included such provisions, among others, were recharacterized as secured borrowings.

In April 2005, the Company determined to reassess the independent market valuations it used to value the IO strips retained in certain of the Company’s mortgage loan transfer transactions. The Company further determined that it was necessary to correct the methodology used in determining the fair value of these residual interests. The Company concluded that the previously filed interim and annual Consolidated Financial Statements for the periods from January 1, 2003 through December 31, 2004 would be materially affected as a result of this correction and should be restated. The Audit Committee of the Board of Directors, or the Audit Committee, determined that the interim and annual Consolidated Financial Statements for these periods should not be relied upon. In addition, the Company concluded that Management’s Report on Internal Control Over Financial Reporting in the 2004 Annual Report on
Form 10-K should also be restated and should no longer be relied upon. In July 2005, the Company further concluded that its interim and annual Consolidated Financial Statements for the year ended December 31, 2002 also needed to be restated, and the Audit Committee determined that such financial statements should not be relied upon. As the restatement process progressed, the Company also concluded that selected financial data, as required by Item 301 of Regulation S-K and certain additional information required by Industry Guide 3 should also be restated for each of the five years in the period ended December 31, 2004. As part of the restatement process, the Company decided to review other matters related to its previously issued annual Consolidated Financial Statements, including the sale accounting treatment of its mortgage loan transfers. As a result of the review of its mortgage loan transfers, the Company determined to correct its accounting for certain of those transactions in order to recharacterize them as secured borrowings due to their failure to meet certain of the sale accounting criteria set forth in SFAS No. 140. As a result, the Company’s restated audited Consolidated Financial Statements no longer reflect any residual interests such as mortgage servicing rights or IO strips retained in connection with these mortgage loan transfers.

In connection with the restatement, the Audit Committee retained Fried, Frank, Harris, Shriver & Jacobsen LLP, or Fried Frank, in June 2005 as its independent outside counsel in connection with an investigation into the events surrounding the restatement. Fried Frank’s initial focus on several issues, including the methodologies used in connection with determining the fair value of the IO strips, was subsequently expanded as warranted to examine other matters. Fried Frank engaged a financial services consulting firm, Promontory Financial Group, LLC, or Promontory, to assist in certain aspects of the investigation.

The Company has concluded, based on, among other things, the findings resulting from the investigation conducted by Fried Frank, that the Company’s need to restate its Consolidated Financial Statements resulted from various material weaknesses in the Company’s internal controls over financial reporting and, in some cases, inappropriate conduct or insufficient supervision by certain members of the Company’s then senior management, discussed below in Item 9 “Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting (Restated).”

Following the announcement in April 2005 by another local financial institution that it was restating its financial statements for the years 2000 to 2004 to correct its IO strips valuation methodology, the Company began conducting a reassessment of the methodology used by the Company and its external financial consulting firms to determine the fair value of its IO strips. The other local financial institution, like the Company, had previously used a methodology based on single constant LIBOR rates, or “spot rates,” in determining the fair value of its IO strips. The Company determined that its external financial consulting firm’s valuations, which calculated fair market value using a discounted cash flow methodology, should have used implied forward LIBOR rates, or forward LIBOR rates.

The Company began to recognize IO strips from variable rate LIBOR-based mortgage loan transactions in September 2002, and continued to recognize IO strips in connection with such transactions through the year ended December 31, 2004. The investigation found that the Company had a legitimate business purpose in entering into these transactions. The Company initially recorded the fair value of its IO strips resulting from mortgage loan transfers — pursuant to which the Company was obligated to pay the counterparty a variable interest rate based on LIBOR plus certain basis points, or the LIBOR-based mortgage loan transactions — using internally developed market multiple calculations. The Company’s internal market multiple calculations used the product of the unpaid principal balance of the underlying mortgage loans, multiplied by the interest rate spread the Company was entitled to retain on the loans based on a spot rate, with the product being further multiplied by a “market factor” to derive a fair value. The Company’s internal “market factor” appears to have been based on the market factor used by another local financial institution and disclosed in that institution’s 2001 annual report, as well as on a review of the Company’s multiples for the valuation of its mortgage servicing rights and on market publications that published multiples used in valuing servicing rights. The Company’s former chief financial officer Joseph Sandoval, or the former CFO, told Fried Frank during the investigation that he had discussed the accounting for the IO strips with the Company’s independent registered public accountants in the Fall of 2002. The former CFO told investigators that he interpreted this conversation as providing guidance to use the spot rate to value the IO strips.

The Company’s 2002 Consolidated Financial Statements included IO strip assets that had been initially valued using a market multiple calculation. In late 2002, the Company engaged an external financial consulting firm, which was already assisting the Company with other matters, to calculate and provide an opinion on the fair market value of its IO strips as support for the Company’s carrying value. The external financial consultant’s valuation report valued IO strips (related to transfers of additional underlying mortgage loans) that had not been initially valued and recorded by the Company. Based on the external financial consultant’s valuation report, which was calculated using a forward curve, the Company recorded a $500,000 increase as of December 31, 2002 in the value of the IO strips that had been initially recorded by the Company. Based on the results of the investigation, the Company concluded that, although a forward curve was used in the external financial consulting firm’s valuation, the IO strips in the 2002 Consolidated Financial Statements were nonetheless overvalued due to the inclusion of additional underlying mortgage loans in the valuation performed by the external financial consulting firm and the use of incorrect assumptions.

The external financial consultant’s final valuation report using the forward curve was provided by the former CFO to its independent registered public accounting firm. The investigation found no evidence that the Company’s independent registered public accountants were provided with or made aware of a draft version of the external financial consultant’s valuation report computing lower values for the IO strips valued in the report than the version ultimately provided by the former CFO to the Company’s independent registered public accountants. The investigation also found that the final report provided by the external financial consulting firm included two valuations, using different assumptions regarding the prepayment speed of the underlying mortgages. The investigation found no evidence that the Company’s independent registered public accountants were provided with or made aware of the lower of the two valuations contained in the final report.

The investigation also determined that the former CFO became aware in the summer of 2003, through alternative valuations prepared by the external financial consulting firm at his request, that an IO strip valuation based on spot rates produced a value for the IO strips almost twice that of an IO strip valuation based on forward LIBOR rates. Use of the spot rate methodology yielded a $29.6 million aggregate value for the IO strips associated with mortgage loan pools sold to three different investors as of March 31, 2003, compared to an aggregate value of $16.1 million yielded by the forward LIBOR rate methodology. After reviewing the different valuations, the former CFO asked the external valuation firm to calculate the value of the IO strips using spot rates and provided the higher valuation based on spot rates to the Company’s independent registered public accountants. The investigation identified an e-mail instruction from the former CFO to one of his staff directing such staff member to provide this valuation to the Federal Reserve Bank of New York, or the FRBNY, but the investigation did not establish what information, if any, was provided to the FRBNY. The investigation found that the former CFO did not communicate the existence of the alternative valuations or the magnitude of the difference in value produced by the forward LIBOR rates and spot rates to others at the Company, including the Audit Committee, or to the Company’s independent registered public accountants.

In addition, in the third quarter of 2004, according to the findings of the investigation, the former CFO improperly directed the external financial consulting firm to use a higher discount rate for intra-quarter IO strip valuations than the discount rate assumption that had been consistently used by the Company, but to return to the original discount rate assumption for the year-end IO strips valuation. This change in the discount rate assumption resulted in substantially lower valuations for R&G’s IO strips as of September 30, 2004 compared to what the valuations would have been if the Company’s discount rate assumptions in the third quarter of 2004 had been consistent with the original discount rate assumption. The former CFO directed this change in order to minimize the adverse impact of rising interest rates on the Company’s year-end IO strips valuation. The former CFO did not inform the external financial consulting firm that this was the reason for the change in the discount rate assumption, and instead provided the firm with a different explanation. Fried Frank has advised the Company that it found no evidence that the former CFO informed the Audit Committee or the Company’s independent registered public accountants about his actions related to the changes in the discount rate or the reasons for those actions. The Company estimates that this adjustment to the discount rate used in the IO strip valuations resulted in a reduction to the Company’s pre-tax profits reported for the third quarter of 2004. The adjustments made during the third quarter of 2004 reduced the impairment adjustments to the IO strips that would have been required in the fourth quarter of 2004, thereby allowing the Company to report higher earnings in the fourth quarter of 2004.

The investigation found that the willingness of the external financial consulting firm to change its assumptions and valuation methodologies at the former CFO’s request demonstrated that this firm was not an independent valuation firm. As a result, the Company terminated its relationship with this firm in 2005.

In late 2004, the Company asked a second external financial consulting firm, which was already assisting the Company with other matters, to perform an IO strip valuation and provide an opinion on the fair market value of the IO strips because the first external financial consulting firm had informed the Company that it was unable to value interest caps embedded in certain of the IO strips. The former CFO instructed this second firm to use a spot rate methodology and suggested to this firm that the Company had found this methodology acceptable in the past for accounting purposes. The former CFO requested that this second external financial consulting firm use the first firm’s valuations as a starting point in preparing its own report. Prior to using the spot rate methodology to produce its opinion regarding the fair market value of the IO strips as of November 30, 2004, however, a representative of this second firm indicated to the former CFO that, while he understood from the former CFO that this methodology was consistent with standard accounting practices, it differed from the methodology employed by the marketplace to determine the value of IO strips. Such a marketplace methodology would, according to this representative, use forward LIBOR rates and a discount rate based on a yield to maturity set by current market conditions rather than a static LIBOR rate and a discount rate equal to the weighted average coupon of the relevant loan pools. The investigation did not find any evidence that the former CFO disclosed to the Audit Committee or the Company’s independent registered public accountants the advice that he had received from this second firm. Although there was no finding of a lack of independence on the part of the second external financial consulting firm, the Audit Committee decided that it was in the best interests of the Company not to rely on the work performed by this firm and terminated the Company’s relationship with this firm.

The Company provided IO strip valuation reports prepared by both of the financial consulting firms to its independent registered public accountants in connection with the Company’s 2004 audit. It was apparent in at least one of the IO strip valuation reports that the Company was using spot rates to value its IO strips. As part of the 2004 audit, the former CFO represented that the assumptions and methods used to measure the fair value of the IO strips were appropriate in the circumstances to reflect the estimated fair value of the IO strips as of December 31, 2004.

The Company recently became aware of claims that employees of an investment banking firm may have discussed with former executives of the Company as early as November 2004 that the Company was valuing and accounting for its IO strips incorrectly. Following investigation into these claims, Fried Frank determined, based on the information available to it, that there is insufficient credible evidence to determine what, if anything, the investment banking firm’s employees advised the Company about their views concerning how to value or account for its IO strips.

In connection with a number of LIBOR-based mortgage loan transactions entered into by the Company between October 2001 and March 2003 with Westernbank and FirstBank, the Company also entered into separate, contemporaneous call option agreements that gave the Company the right to repurchase the mortgage loans from the counterparty bank under certain circumstances. The investigation determined that only a limited number of the Company’s senior executives had contemporaneous knowledge of the existence of these call option agreements. The investigation found that the existence of these call option agreements was omitted from internal documentation summarizing the transactions and was not shared with significant accounting personnel at the Company or with its independent registered public accountants. The investigation also determined, however, that there was no intent to conceal these agreements from others within the Company or from its independent registered public accountants.

The investigation found that, during the audit of the Company’s Consolidated Financial Statements for the year ended December 31, 2003, the independent registered public accountants’ R&G Financial engagement team learned about the existence of the call option agreements described in the preceding paragraph. The investigation determined that the Company’s independent registered public accountants raised with the former CFO and the Audit Committee the existence of call option agreements that were separate from the related mortgage loan purchase agreements and asked the former CFO to consider whether the call option agreements affected the sale accounting nature of the LIBOR-based mortgage loan transactions. The investigation found that, in response to these inquiries, the Company’s former president decided unilaterally to void the call option agreements in late January 2004. The investigation also found that the Company did not contemporaneously notify the financial institution counterparties that the call option agreements had been voided. The investigation found that the Company’s former president misrepresented to the Company’s independent registered public accountants that the practice of entering into these types of agreements had been discontinued some years earlier and that these agreements had been voided some time earlier. The investigation also found that the former CFO was present when these misrepresentations were made by telephone and was aware they were false. The voided call option agreements were later shown to the Company’s independent registered public accountants. In connection with the restatement, the Company reconfirmed its prior conclusion that the existence of these call option agreements had no effect on whether the related mortgage loan transfer transactions qualified for sale accounting.

Between December 2000 and June 2002, the Company and Banco Santander entered into four fixed-rate mortgage loan transfer transactions, two of which involved the sale of mortgage loans to Banco Santander and two of which involved the purchase of mortgage loans from Banco Santander. In connection with each of these transactions, the Company entered into separate, contemporaneous letter agreements that obligated the seller in each transaction to repurchase the relevant loans from the buyer under certain circumstances. As a result of the repurchase obligations and as part of the restatement, the Company recharacterized the transfer of these mortgage loans with Banco Santander as secured borrowings. The investigation determined that the practice of setting forth the repurchase obligations in separate agreements rather than in the mortgage loan transfer contracts originated with a request from Banco Santander. The investigation determined that the Company’s accounting department was aware of the repurchase obligations associated with each of these transactions and that there was no attempt on the part of the Company’s former senior management to conceal these letter agreements from accounting personnel at the Company. The investigation made no findings as to whether the agreements containing the repurchase obligations were disclosed to the Audit Committee or the Company’s independent registered public accountants.

The Company purchased loans from Banco Santander in December 2000 and sold a similar amount of loans to Banco Santander in February 2001. The investigation found that the Company lacks contemporaneous documentation of the business purpose for these transactions. However, unlike the transactions between the Company and Doral Financial Corporation, or Doral, that are discussed below, the investigation found that these transactions did not generate IO strips, were not designed to result in the recording of more than minimal gains, and were not entered into in the same quarter. The investigation determined that the explanation offered by the former CFO for the Company’s purchase of loans from Banco Santander is consistent with the Company’s public disclosure regarding its strategy to enhance its net interest income by increasing its portfolio of real estate secured loans held for investment. As part of the restatement, these transactions were recharacterized as secured borrowings and repaid in November 2005.

In November 2004, the former executive vice president of Premier Bank entered into an agreement with FirstBank that confirmed that (i) R&G and FirstBank had agreed orally at the time of the original negotiation of the LIBOR-based mortgage loan transactions between the institutions that the variable interest rates provided for in those transactions were in fact capped at the weighted average coupon of the underlying mortgage loans; and (ii) R&G and FirstBank had agreed orally at the time of the original negotiation of the LIBOR-based mortgage loan transactions between the institutions that R&G would never exercise any call options associated with those transactions. The investigation determined that there had been no such oral agreements at the time of the original negotiations, and that the former executive vice president of Premier Bank, the Company’s former president, and the former CFO were aware that there were no such oral agreements. The investigation found that the Company’s former chief executive officer, who was not in Puerto Rico during the initial discussions among the other R&G executives regarding whether R&G and FirstBank had agreed to the above-described cap but participated in certain of those discussions by telephone, also did not believe that there had been such an oral agreement at the time of the original negotiation of the transactions. However, the Company’s former chief executive officer advised Fried Frank that he believed that the November 2004 agreement would apply such a cap on a prospective basis only, rather than retroactively to the inception of the relevant transactions. The investigation found that the above-mentioned R&G executives accepted the existence of the oral agreements, even though the oral agreements had not previously existed, because of the economic benefits of such caps to the Company and because of their desire to maintain a good relationship with FirstBank. All of these executives had some knowledge and awareness that accepting the existence of the oral agreements would have a favorable accounting impact on FirstBank. The November 2004 agreement confirming the existence of the oral agreements was provided to the Company’s independent registered public accountants during the course of their audit of the Company’s 2004 consolidated financial statements.

The investigation found that the former CFO confirmed in writing to the Company’s independent registered public accountants the existence of the aforementioned oral agreements and that these statements were false. The former CFO, the Company’s former president, and the Company’s former chief executive officer also certified to the Company’s independent registered public accountants that there were no documents that would contradict the oral agreements and that the Company had performed a review of the Company’s records and an inquiry of its personnel in search of such evidence. The investigation found that the representations in this certification were false, and that the former CFO knew they were false, and the Company’s former president knew or should have known that they were false. The investigation found that the Company’s former chief executive officer wholly relied on his subordinates in connection with the certification and did not inquire sufficiently about the factual basis for the certification. The November 2004 agreement allowed the Company at the time to maintain its prior accounting for the IO strips and to recognize a $4.3 million increase in the value of the IO strips. In January 2006, the Company announced that the Board of Directors determined that the Company’s former chief executive officer was ineligible for any bonus or other incentive compensation for 2005 as a result of the Board of Directors’ dissatisfaction with certain aspects of the Company’s former chief executive officer’s oversight of the Company’s management, including his reliance on subordinates in providing information to the Company’s independent registered public accountants.

In December 2004 and March 2005, the Company entered into agreements with FirstBank to sell interest rate caps, or reference caps. These reference caps had the effect of offsetting the economic impact of the caps on the variable interest rate payable to FirstBank in connection with LIBOR-based mortgage loan transactions entered into in December 2004 and March 2005, a grantor trust transaction in March 2005 and in certain pre-existing grantor trust transactions that had been capped pursuant to the purported oral agreements confirmed in November 2004, as described in the preceding paragraphs. All of these transactions were between subsidiaries of R&G Financial and FirstBank. The investigation determined that a discount from par on the December 2004 and March 2005 mortgage loan transactions and March 2005 grantor trust transaction funded the reference cap sales, which were set out in separate legal agreements. The investigation determined that the Company’s treatment of the mortgage loan transactions and the reference caps as two separate transactions had been discussed with the Company’s independent registered public accountants; however, the investigation did not find that the Company made its independent registered public accountants aware that the cost of the reference caps would be funded by the above-mentioned par discount. The Company accounted for, and after the restatement continued to account for, the reference caps as derivatives. The investigation determined that the December 2004 and March 2005 mortgage loan and grantor trust transactions were jointly negotiated and entered into at the same time in December 2004 and March 2005 as the reference caps.

In connection with the audit of the Company’s Consolidated Financial Statements for the year ended December 31, 2003, the former CFO sought to obtain a legal opinion concluding that the Company’s LIBOR-based mortgage loan transfer transactions were true sales at law, in keeping with customary practice for compliance with SFAS No. 140. The investigation found that in December 2003, the former CFO asked one of the Company’s outside legal counsel, who has since become the Company’s General Counsel, to provide the opinion. The investigation found that after significant legal research and analysis, this outside legal counsel informed the former CFO that he could not provide the requested opinion, did not believe that the transactions qualified as true sales at law, and believed that there would be a significant adverse impact on the Company’s Consolidated Financial Statements should the transactions be recharacterized as secured borrowings. The investigation found that outside counsel subsequently informed the Company’s former chief executive officer in a brief conversation that he had been asked to provide a “true sale” opinion but could not, and that he was concerned that the Company had a problem. This outside legal counsel indicated the issue was not raised with the Company’s former chief executive officer again. During the investigation, the Company’s former chief executive officer denied that this conversation took place and stated that he was informed for the first time in 2006 that this outside legal counsel was consulted on true sale-related issues. The former chief executive officer’s denial that this conversation took place is contradicted by this outside legal counsel’s detailed recollection and detailed billing records. The investigation determined that this outside legal counsel’s concerns were never addressed because the former CFO was able to obtain “true sale” opinions from a second outside law firm after the filing of the Company’s 2003 Form 10-K. The investigation found no evidence that either the former CFO or the Company’s former chief executive officer informed the Audit Committee or the Company’s independent registered public accountants of this outside legal counsel’s concerns.

Following the issuance of the Company’s 2003 Form 10-K in 2004 and continuing to mid-2005, the Company retained the second outside law firm to provide opinions regarding the true sale at law treatment of certain of its mortgage loan transfer transactions. The investigation determined that the second outside law firm provided certain of the “true sale” opinions to the Company prior to the satisfaction of all of the conditions that the second outside law firm had determined were necessary — and advised the former CFO and the former executive vice president of Premier Bank were required — in connection with the delivery of those opinions. For example, certain opinions did not disclose that they were being provided prior to the execution of amendments to various transaction documents that the second outside law firm had determined were necessary; other opinions were provided before the second outside law firm was provided with certain company records that the opinions represented had already been reviewed by the second outside law firm. The investigation found that a lawyer at the second outside law firm engaged in this practice as an accommodation to R&G Financial at the request of a former officer. The investigation determined that the former CFO was also aware that certain opinions were provided by this second outside law firm before the execution of certain confirmation letters, which were referred to in those opinions as if they had already been executed. The Company provided the Company’s independent registered public accountants with copies of these opinions in connection with their 2004 audit. The Company’s independent registered public accountants were not made aware that the second outside law firm had established certain conditions that needed to be satisfied in order for this firm to issue certain opinions or that certain opinions had been provided prior to the satisfaction of these conditions. Based on the findings of the investigation, the Company terminated its relationship with the second outside law firm. During the restatement, the Company retained new outside law firms to review each of its mortgage loan transfer transactions. Such outside law firms were not able to opine with respect to a number of transactions that (i) a court in Puerto Rico would reach the conclusion that the mortgage loan transfers were true sale transactions and (ii) the mortgage loans would be outside the reach of creditors of the Company. The Company corrected its accounting to recharacterize those transactions that did not qualify for sale accounting treatment as secured borrowings.

The investigation found that, in July 2005, the former president of the Company and the former executive vice president of Premier Bank, in an attempt to convince Banco Santander that restructuring the LIBOR-based mortgage loan transactions between the Company and Banco Santander was in Banco Santander’s interest, asked the first outside counsel that had been consulted in December 2003 to prepare a memo concluding that the mortgage loan transactions between the two institutions did not qualify as true sales at law. The investigation determined that the former CFO was informed that this outside legal counsel had been asked to generate the memo, and then the former CFO informed the Company’s former chief executive officer. The investigation determined that the outside legal counsel was subsequently instructed by the former executive vice president of Premier Bank not to complete the memo due to the former CFO’s concern that the conclusions in the draft memo were inconsistent with the Company’s position at the time that these transactions were true sales at law.

Based on the results of the investigation, the Company decided to recharacterize a number of transactions with Doral, including transactions occurring during the fourth quarter of 2004. These transactions involved generally contemporaneous purchases and sales of mortgage loans to and from Doral where the amounts purchased and sold, and other terms of the transactions, were nearly identical. The Company purchased an aggregate of approximately $530.0 million of loans and sold an aggregate of approximately $500.0 million of loans in these transactions, including $200.0 million of purchases and $200.1 million of sales and a recognition of corresponding gain on sale of $23.9 million in the fourth quarter of 2004. In the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2004, the Company generally described the transactions and indicated that, as part of its risk management activities, the Company might purchase variable yielding loans from the same counterparty to which it had sold variable yielding loans to achieve an economic hedge against loans sold to other counterparties at variable yields.

The Company’s decision to recharacterize the transactions described in the preceding paragraph followed the investigation’s determination that there was insufficient contemporaneous documentation to substantiate the Company’s business purpose for these transactions in light of the timing, certain terms of the transactions, and the similarity of the purchase and sale amounts. The investigation concluded that the Company entered into these transactions primarily to recognize gains on the sale of the mortgage loans and that the transactions appear to be an exchange of similar assets designed largely to allow both parties to book substantial gains at year-end. The investigation determined that the Company’s senior management discussed a similar hypothetical transaction with the Company’s independent registered public accountants prior to entering into the first of these transactions with Doral in the fourth quarter of 2004 and that the independent registered public accountants had advised management that, among the factors required for sale accounting, the Company needed to have a business purpose for the transactions. These transactions were reported to the Company’s Board of Directors.

On January 28, 2005, the Federal Home Loan Bank of New York, or the FHLBNY, sent a memorandum to its Puerto Rico member institutions, including the Company, and to various law firms, including the second outside law firm that the Company had engaged to provide “true sale” opinions. In this memorandum, the FHLBNY raised concerns regarding whether the terms and conditions of fixed rate mortgage loan sale transactions among its Puerto Rico member institutions qualified those transactions for sale accounting treatment, and therefore whether loans purchased in such transactions could be used by member institutions as collateral for FHLBNY advances. The memorandum identifies Premier Bank as one of the two most active sellers of loans having the terms that the FHLBNY questioned. However, certain members of the Company’s senior management understood that the FHLBNY was primarily concerned with specific loans sold by and to other member institutions and pledged as collateral to FHLBNY, the assignability of loans sold in such transactions, and the qualification of such loans as collateral for FHLBNY advances. The investigation determined that the Company’s senior management did not analyze the accounting impact of this memorandum, did not fully appreciate the concerns raised in the memorandum by the FHLBNY as those concerns related to the Company’s own transactions and accordingly did not provide the memorandum to the Audit Committee or to its independent registered public accountant’s engagement team for the Company. As discussed above, the Company has since corrected its accounting to recharacterize a majority of its fixed-rate mortgage loan transfers as secured borrowings.

On January 5, 2006, after discussing the results of the investigation to date, the Board of Directors requested the resignations of Joseph Sandoval, Ramón Prats and Mario Ruiz from their positions with the Company and its affiliates. Mr. Sandoval, a director and officer of various Company subsidiaries, had been previously removed from his positions as executive vice president and chief financial officer of the Company and placed on an indefinite leave of absence by the Board of Directors on August 24, 2005. Mr. Prats had been a Director, Vice Chairman of the Board of Directors and president of the Company, president of R&G Mortgage and Premier Bank, and an executive officer and director of various other Company subsidiaries. Mr. Ruiz had been executive vice president of Premier Bank. The Board of Directors accepted the resignations of Ramón Prats and Mario Ruiz. When Joseph Sandoval’s resignation was tendered on terms other than those requested by the Board of Directors, Mr. Sandoval was terminated from his positions at the Company and its subsidiaries. As more fully described below in “— Controls and Procedures — Management’s Report on Internal Controls Over Financial Reporting (Restated) — Remediation of Material Weaknesses,” the Company has also instituted a number of other internal controls to strengthen and reaffirm its commitment to transparency through effective corporate governance, a strong control environment, high ethical standards and financial reporting integrity.

Effective January 1, 2007, Mr. Galán resigned from his positions as President and Chief Executive Officer of the Company and as an officer of its subsidiaries. Mr. Galán continued as the Company’s Chairman of the Board until June 30, 2007 and remains a member of the Board of Directors. Effective January 1, 2007, Mr. Rolando Rodriguez, the President and Chief Executive Officer of Crown Bank, assumed the positions of President and Chief Executive Officer of R&G Financial and became a member of its Board of Directors.

The implementation of the Company’s succession plan at that time was the result of ongoing discussions that took place during 2006 between the Company’s Board of Directors and Mr. Galán. This change in management reflected (i) the efforts of Mr. Galán and the Board of Directors to provide for an orderly succession and (ii) the Board’s response to various developments since the April 2005 announcement that the Company would restate its Consolidated Financial Statements, including the results of the investigation conducted by Fried Frank. Under the circumstances, and in view of the Company’s ongoing management succession discussions, the Board and Mr. Galán believed it would be in the Company’s best interests to initiate the management succession process at the start of 2007.

The Company’s internal review of certain other accounting areas is more fully described above in the “Explanatory Note,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements” and in Note 1 to the Consolidated Financial Statements.

In connection with the original filing of its 2004 Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s former Chief Executive Officer and the former CFO had concluded that the Company’s disclosure controls and procedures as of December 31, 2004 were effective. In connection with that filing, the Company’s independent registered public accountants concluded in an opinion dated March 15, 2005 that management’s assessment of internal controls was fairly stated in all material respects based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and that in the opinion of the Company’s independent registered accountants the Company’s internal control over financial reporting was effective as of December 31, 2004. That opinion stated that the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of such control, and the independent registered accountants’ opinion was based on an audit of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). In discharging its oversight responsibilities, the Board of Directors of the Company, and the Audit Committee of the Board of Directors, considered management’s assessment of internal controls as effective and the opinion of the Company’s independent registered public accountants that management’s opinion was fairly stated, among other facts.

Disclosure Controls and Procedures

In connection with the preparation of this amended 2004 Annual Report on Form 10-K/A, R&G Financial’s management, with the participation of its current Chief Executive Officer and current Chief Financial Officer, has evaluated the effectiveness of the design and operation of R&G Financial’s disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Following the original filing of the Company’s 2004 Annual Report on Form 10-K, the Company determined that its Consolidated Financial Statements for the periods included therein should be restated and therefore should not be relied upon. As described above, the Audit Committee with the assistance of independent counsel conducted an investigation into the events surrounding the restatement. In addition, the Company and its Board of Directors retained various consultants to assist in the Company’s reassessment of its internal control over financial reporting. Based in significant part on the investigation and analysis that has been conducted by the Company’s management and its Board of Directors since the Company announced that its financial statements should not be relied upon, the Company’s management, with the participation of its current Chief Executive Officer and current Chief Financial Officer, has reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004.

Based on this reassessment with the benefit of additional facts discovered after December 31, 2004, and following the identification of the “material weaknesses” in the Company’s internal control over financial reporting described below, the current Chief Executive Officer and the current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting (Restated)

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with generally accepted accounting principles, or GAAP, and includes controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act, or FDICIA.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, management, including the current Chief Executive Officer and the current Chief Financial Officer, used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the Audit Committee’s investigation and other efforts in connection with the restatement, the Company’s management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004.

1. Control Environment. The Company did not maintain an effective control environment based on the criteria established in the COSO Framework. Based on management’s reassessment after the Audit Committee had completed its investigation, the following material weaknesses were identified related to the Company’s control environment:

•

The Company did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, former senior management emphasized a production-focused culture and did not invest sufficiently in technology, systems and people to strengthen processes, controls and compliance infrastructure. For example, the Company did not maintain adequate financial records and databases that would allow proper monitoring of the integrity and quality of financial reporting and preparation of its consolidated financial statements in conformity with GAAP.

•	The Company did not have adequate controls to prevent or detect instances of inappropriate intervention with internal controls over financial reporting by certain former members of senior management.

•

The Company did not establish and maintain an adequate assignment of authority and segregation of duties among certain former members of senior management and within the financial reporting structure. Specifically, as described below, decision-making was concentrated in a few former members of senior management who had the ability, which the Audit Committee’s investigation determined in certain instances was utilized, to exercise management override of certain controls.

•

The Company did not maintain effective lines of communication between certain former members of senior management and its finance, accounting, internal audit and operational personnel, which resulted in inappropriate applications of GAAP. In addition, the Company did not maintain effective lines of communication between certain former members of senior management and the Company’s Board of Directors, Audit Committee and independent registered public accountants. Specifically, in certain cases, certain former members of senior management did not provide the Company’s Board of Directors, Audit Committee and independent registered public accountants with complete, adequate and accurate information, including with respect to certain matters related to the Company’s mortgage loan transfers and valuation of IO strips.

•

The Company did not recruit, train and maintain a sufficient number of accounting and financial and legal personnel with adequate knowledge, experience and training given the demands of the Company’s financial reporting requirements. The lack of sufficient qualified resources limited the ability of accounting and finance personnel to challenge and discuss effectively the former CFO’s interpretation of applicable financial reporting and accounting requirements and to implement an effective period-end financial reporting process. The Company did not have adequate legal personnel, including a general counsel, to effectively manage, review and document agreements entered into by the Company.

These material weaknesses in the Company’s control environment allowed certain former members of senior management of the Company or its subsidiaries to take actions, certain of them inappropriate, which contributed to certain transactions not being properly reflected in the Company’s Consolidated Financial Statements. Specifically, these material weaknesses permitted the following to occur:

•

A former executive vice president of one of the Company’s major subsidiaries, with the knowledge of the Company’s former president and former CFO, entered into an agreement with a local financial institution in November 2004 that purported to confirm the existence since inception of certain oral agreements relating to prior mortgage loan transfers when, in fact, such oral agreements never existed. The former CFO, who knew that such oral agreements never existed, falsely confirmed the existence of these oral agreements to the Company’s independent registered public accountants during the course of their audit of the Company’s 2004 financial statements. The former CFO falsely certified to the Company’s independent registered public accountants that there were no documents that would contradict the oral agreements and that the Company had performed a review of the Company’s records and an inquiry of its personnel in search of such evidence.

•

A former executive vice president of one of the Company’s major subsidiaries, in late 2004, entered into agreements with a local financial institution to both purchase and sell mortgage loans where the amounts of the mortgage loans purchased and sold, and other terms of the transactions, were similar. Sufficient contemporaneous documentation did not exist to substantiate the Company’s express business purpose for these transactions as originally represented and disclosed in the Company’s 2004 Form 10-K. The Audit Committee’s investigation concluded that this exchange of similar assets appears to have been designed largely to allow both parties to book substantial gains at year end.

•

The Company’s former president, without communicating to the counterparty financial institutions or to the Company’s Audit Committee, unilaterally voided certain call option agreements granting the Company the right to repurchase mortgage loans from such counterparty, and misrepresented the timing of and circumstances surrounding the voiding of these agreements to the Company’s independent registered public accountants.

•

The former CFO caused the first external financial consulting firm to change the discount rate assumptions used to calculate the value of the IO strips reported in the Company’s Consolidated Financial Statements for the quarter ended September 30, 2004 in order to minimize the adverse impact of rising interest rates on the Company’s year-end IO strips valuation. The Audit Committee’s investigation found that the willingness of this external financial consulting firm to change its assumptions and valuation methodologies at the former CFO’s request demonstrated that this firm was not an independent valuation firm. As a result, the Company terminated its relationship with this firm in 2005. The Company had represented to its independent registered public accountants in connection with their audits that the valuations were prepared by independent external financial consultants.

•	The former CFO did not communicate to the Audit Committee or to the Company’s independent registered public accountants that:

•	In 2002, he received two valuations using different assumptions regarding the prepayment speed of the underlying mortgages;

•	In 2003, he became aware that an IO strip valuation using a spot rate produced a value almost twice that of a valuation based on forward LIBOR rates; and

•

In 2004, a representative of the second external financial consulting firm indicated to the former CFO that, while he understood from the former CFO that the spot rate methodology was consistent with standard accounting practices, it differed from the methodology employed by the marketplace to determine the value of IO strips.

•

Certain former members of senior management entered into agreements with local financial institutions that provided the Company with rights and obligations that were not established in the related written mortgage loan sale contracts. The existence of these agreements and their associated terms and conditions was not appropriately communicated within the Company. Furthermore, the existence of these agreements was not communicated to the Company’s Audit Committee, legal counsel or independent registered public accountants.

•

The former CFO delivered true sale legal opinions to the Company’s independent registered public accountants without making them aware that certain of the requirements, including that amendments be made to certain transaction documents, for the delivery of such opinions had not been met. The former CFO and the former executive vice president of one of the Company’s major subsidiaries were aware that the outside law firm provided the Company with such opinions prior to the satisfaction of all of the conditions that this outside law firm had determined were necessary, and the former CFO was aware that certain other opinions were provided before the execution of certain confirmation letters, which were referred to in those opinions as if they had already been executed.

•

The former CFO and the former chief executive officer did not bring to the attention of the Audit Committee or the Company’s independent registered public accountants that one of the Company’s outside legal counsel, who has since become the Company’s general counsel, had determined in December 2003 that he could not provide a “true sale” opinion in connection with the accounting for certain mortgage loan transfers, as he did not believe that the transfers qualified as true sales for legal purposes.

•

The former CFO did not communicate to the Audit Committee or to the engagement team of the Company’s independent registered public accountants the existence of a memorandum from the FHLBNY, received by the Company in January 2005, in which the FHLBNY raised concerns regarding whether the terms and conditions of certain mortgage loan sale transactions among Puerto Rico member institutions qualified those transactions for sale accounting treatment. The Company’s then senior management did not analyze the accounting impact of the memorandum and did not fully appreciate the concerns raised in the memorandum as they related to the Company’s transactions.

The material weaknesses in the Company’s control environment identified above also permitted or contributed to the following additional material weaknesses:

Accounting for transfer of loans and related gain recognition. The Company did not maintain effective controls to detect that in certain instances, its accounting for the transfers of loans was not in conformity with GAAP. Specifically, the Company did not establish and maintain adequate policies and procedures in order to analyze and document its accounting and financial reporting of loan transfers. As a result, the Company failed to detect that the terms and conditions of the transfers of certain of its loans set forth in the transaction documents did not satisfy the requirements for accounting for these transactions as asset sales. This failure contributed to the improper accounting for these transactions as sales and the associated improper recognition of mortgage servicing assets, IO strips and gains on sales.

Valuation of IO strips. The Company did not maintain effective controls to detect that the valuation of its IO strips was not in conformity with GAAP. Specifically, the Company did not ensure that its IO strips were reported at fair value as required by GAAP.

The material weaknesses identified above resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, these material weaknesses in the Company’s control environment could result in a misstatement of any of the Company’s financial statement accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. These material weaknesses, which resulted in an ineffective control environment, contributed to the existence of the additional material weaknesses discussed below in numbered paragraphs 2 to 12. Additionally, these material weaknesses contributed to the substantial delay in completing the restatement of the Company’s consolidated financial statements.

2. Accounting for Mortgage Servicing Rights (MSRs). The Company did not maintain effective controls over its accounting for MSRs and related amortization expense and impairment charge. Specifically, the Company did not maintain effective controls to ensure that its MSRs were appropriately stratified, amortized and evaluated for impairment, that appropriate assumptions and criteria were used in its internal valuations when determining the value of its mortgage servicing portfolio and that management’s review of market valuations provided by third-party vendors was properly documented. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the MSR, servicing income (loss) and gain on sale of mortgage loans accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

3. Accounting for Derivative Financial Instruments. The Company did not maintain effective controls over its accounting for derivative financial instruments. Specifically, the Company did not maintain controls to ensure that hedging documentation required by GAAP was adequately developed and analyzed at the inception of a derivative transaction and was properly maintained for the term of the respective derivative financial instrument. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the derivative asset and liability, comprehensive income (loss), interest expense and trading gains (losses) accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

4. Accounting for the Deferral and Recognition of Loan Origination Fees and Direct Costs. The Company did not maintain effective controls over its accounting for deferred loan origination fees and direct costs. Specifically, the method used by the Company to account for loan origination fees and costs lacked a sufficient level of precision to reflect actual loan fees received and deferrable costs on various loan types. In addition, the Company amortized its deferred loan fees and costs using methods of amortization other than the effective-interest method, as required by GAAP. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the loan and leases receivable, interest income, salaries and benefits, other operating expenses and gains or losses on sale of mortgage loans accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

5. Accounting for the Sale and Securitization of Mortgage Loans. The Company did not maintain effective controls over its accounting for the sale and securitization of mortgage loans. Specifically, the Company did not maintain effective controls over the gain or loss calculations associated with its sale and securitization of mortgage loans, as the Company did not (i) allocate the carrying amount of the mortgage loans between the assets sold, if any, and the retained interest, if any based on their relative fair values at the date of the sale, (ii) recognize all assets obtained and liabilities incurred, such as recourse, repurchase and guarantee obligations, at fair value, and (iii) properly recognize gain or loss on the sale or securitization. Furthermore, the Company improperly recognized gain on sale of mortgage loans in securitization transactions where the Company retained all or a portion of the securities delivered. Additionally, the Company did not maintain effective controls over the accounting for certain loans collateralizing GNMA-guaranteed mortgage-backed securities, where it has the option to repurchase, without GNMA’s prior authorization, such loans when certain delinquency criteria are met. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s loans and leases, MSR, recourse obligation liability, GNMA defaulted loans obligations and gains or losses on sale of mortgage loans accounts and mortgage loans held for sale and the corresponding loan repurchase liability accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

6. Accounting for Loans Held For Sale. The Company did not maintain effective controls over the accounting for loans held for sale. Specifically, the Company’s controls and procedures did not provide for consistent assessment, at the time mortgage loans were originated or purchased and thereafter, of the Company’s ability and intent to either hold or sell such loans, the related classification of such loans as either held for sale or held for investment, and to reflect such assessments in the Company’s financial statements, all as required by GAAP. Furthermore, the Company did not consistently consider or document, as part of its accounting classification, its intent and ability to either make such mortgage loans readily available for sale on the secondary market or to hold such loans for the foreseeable future or until maturity, as required by GAAP. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the loans and leases receivable, mortgage loans held for sale, allowance for loan and lease losses, gain on sale of loans and interest income accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

7. Accounting for Amortizations of Premiums and Accretion of Discounts. The Company did not maintain effective controls over its accounting for the amortization of premiums and the accretion of discounts on investment securities. Specifically, the Company amortized its premiums and accreted its discounts using methods of amortization other than the effective-interest method, as required by GAAP. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s investment securities, related interest income and gain or loss on sale accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

8. Accounting for Lessee Involvement during Asset Construction. The Company did not maintain effective controls over its accounting for premises under construction that it leased but for which, for accounting purposes, the Company would be considered the owner during the construction period because of the Company’s involvement with the construction. Specifically, the Company failed to identify that certain of its premises under construction and the corresponding finance obligation to the lessor in connection with its lease of such premises, were not accounted for in conformity with GAAP. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004 and 2003 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the premises and equipment, other borrowings and interest and occupancy expense accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

9. Accounting for Allowance for Loan and Lease Losses. The Company did not maintain effective controls over the accounting for loan and lease losses. Specifically, GAAP requires that the credit risk inherent in the Company’s portfolio of mortgage loans held for sale should be considered as part of the lower of cost or market analysis used in valuing such loans; the Company had instead reflected the credit risk inherent in its mortgage loans held for sale portfolio in the Company’s mortgage banking subsidiary by maintaining an allowance for loan and lease losses related to such loans. In addition, the Company’s methodology to calculate the allowance for loan and lease losses did not conform with the requirements of GAAP. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. This control deficiency could result in a misstatement in the allowance for loan and lease losses, provision for loan and lease losses, mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge and other mortgage loans held for sale, at lower of cost or market accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

10. Accounting for Acquisition Expenses. The Company did not maintain effective controls over its accounting for expenses incurred in connection with its acquisition of certain bank branches. Specifically, the Company incorrectly deferred the recognition of certain indirect, general and internal expenses incurred in connection with such acquisitions rather than expensing such items as incurred in accordance with GAAP. This control deficiency resulted in an adjustment of the Company’s Consolidated Financial Statements for the year ended December 31, 2004 and for the fourth quarter of 2004. Additionally, this control deficiency could result in a misstatement in the goodwill and non-interest expense accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

11. Accounting for Servicing-Related Advances and Payments. The Company did not maintain effective controls over its accounting for servicing-related advances and payments. Specifically, the Company did not (i) establish an allowance for estimated probable losses from servicing-related advances and (ii) did not establish a reserve for payments made from excess funds on GNMA custodial accounts but for which the Company would not recover upon liquidation of the mortgage loans and subsequent settlement of the FHA claims. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s allowance for servicing advances, reserve for losses on servicing-related interest payments and provision for losses on servicing advances accounts that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

12. Preparation of Consolidated Statement of Cash Flows. The Company did not maintain effective controls over its preparation of the consolidated statement of cash flows. Specifically, the Company did not present or classify certain cash flow items within operating, investing and financing activities line items in conformity with GAAP. This control deficiency resulted in the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s statement of cash flows that would result in a material misstatement in the annual or interim Consolidated Financial Statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in the Company’s original filing of its 2004 Annual Report on Form 10-K for the year ended December 31, 2004, management, including the former Chief Executive Officer and the former CFO, concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement, current management, including the current Chief Executive Officer and current Chief Financial Officer, has subsequently concluded that the material weaknesses discussed above existed as of December 31, 2004, and that, as a result, the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in the COSO Framework. Accordingly, management has restated its report on internal control over financial reporting.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this 2004 Annual Report on Form 10-K/A.

Remediation of Material Weaknesses

1. Control Environment

Changes in Management. The Company has taken the following steps to remediate the material weaknesses identified in the control environment, particularly the material weaknesses related to maintaining a proper tone as to internal control over financial reporting, preventing and detecting instances of inappropriate intervention with internal controls over financial reporting by certain former members of senior management and the sufficiency of the Company’s personnel and resources in its accounting, financial and legal areas:

•

Effective January 5, 2006, the Board of Directors of the Company accepted the resignations of Mr. Ramón Prats, who was formerly Vice Chairman of the Board of Directors and President of the Company, R&G Mortgage and Premier Bank, from all of his positions with the Company and its subsidiaries and of Mr. Mario Ruiz, who was formerly Executive Vice President of Premier Bank, from all of his positions with the Company and its subsidiaries.

•

On January 4, 2006, Mr. Joseph R. Sandoval, who was formerly Executive Vice President and Chief Financial Officer of the Company, tendered his resignation on terms other than those requested by the Board of Directors of the Company. As a result, Mr. Sandoval’s purported resignation was not accepted and his employment with the Company and its subsidiaries was terminated on January 5, 2006. Mr. Sandoval had been on an indefinite leave of absence since August 24, 2005, when he was removed from his positions as Executive Vice President and Chief Financial Officer of the Company. Mr. Sandoval served as director and officer of various Company subsidiaries.

•

Effective January 1, 2007, Mr. Víctor J. Galán resigned from his positions as President and Chief Executive Officer of the Company and as an officer of its subsidiaries. Mr. Galán continued as the Company’s Chairman of the Board until June 30, 2007 and remains a member of the Board of Directors.

•

Effective March 15, 2007, Jorge Sanchez was removed as Crown Bank’s chief financial officer and is now Crown Bank’s chief investment officer, with no responsibility for the preparation or oversight of Crown Bank’s financial statements. As of the same date, Roberto Romanelli was removed as Crown Bank’s controller and was named a project manager under the supervision of Crown Bank’s new chief accounting officer. By letter dated April 17, 2007, Mr. Romanelli submitted his resignation, effective May 1, 2007. Mr. Romanelli has served as a consultant for Crown Bank during the process of its sale; in this capacity, he has provided historical information about the period during which he was employed by Crown Bank, but has had no responsibility for the preparation or oversight of Crown Bank’s financial statements.

The Board of Directors has appointed various individuals, who together with members of senior management, are working to create an environment that encourages complete, open and frank discussion among all levels of management, with the Audit Committee and its independent registered public accounting firm. In particular:

•

Effective February 15, 2007, Mr. Juan Agosto Alicea was appointed to the Board of Directors as its Vice-Chairman, and succeeded Mr. Galán as Chairman of the Board of Directors on July 1, 2007. Mr. Agosto Alicea is also a member of the Company’s Audit Committee.

•

Effective January 1, 2007, Mr. Rolando Rodríguez, the President and Chief Executive Officer of Crown Bank, assumed the positions of President and Chief Executive Officer of R&G Financial. Effective January 19, 2007, Mr. Rafael Saldaña was appointed as the President of Crown Bank.

•

Effective November 1, 2006, Mr. Andrés I. Pérez was appointed Chief Financial Officer, replacing Mr. Vicente Gregorio, who was appointed as its Chief Financial Officer to replace Mr. Sandoval, effective August 24, 2005.

•	In October 2006, the Board of Directors created the position of general counsel and appointed Mr. Norberto Medina to fill that role.

•	Mr. José Diaz was appointed President of Premier Bank on March 13, 2006.

•

Mr. Pedro Cintron was appointed Senior Vice President and Chief Risk Officer of the Company effective October 5, 2005, a position created to lead the Company’s Risk Management Group and ERMAC initiatives, as well as for the administration of the assessment and reassessment of the Company’s internal controls over financial reporting.

The Company’s Board of Directors and senior management are committed to promoting a “tone at the top” at the Company focused on attaining a corporate culture that adheres to the highest ethical standards. To that end, the Company has organized and begun offering training programs and presentations to strengthen its processes, systems, controls and compliance infrastructure and to communicate its expectation that every Company employee will adhere to the highest ethical and corporate governance standards and, as such, will be held accountable for his or her actions and decisions. Through such training programs and presentations, the Company is emphasizing the importance of compliance with the Company’s policies and procedures, control systems (including the Company’s Code of Ethics), and the availability of mechanisms to report possible unethical behavior, including the establishment of a whistleblower hotline. The Company has also implemented a procedure that requires employees to acknowledge their understanding of, and intent to comply with, the procedures set forth in the Company’s Code of Ethics. As of the date of this report, substantially all of the Company’s employees had attended these programs and signed acknowledgements.

In addition, the Board of Directors intends to seek additional independent directors with knowledge relevant to the financial services industry and has approved a policy requiring each director to attend, at least annually, training on current developments in financial reporting as part of a continuing education program for outside directors.

Risk Management Programs. As an additional part of its efforts to strengthen its processes, controls and compliance infrastructure, the Company has established new programs and committees to manage risk at both an entity and enterprise level. As part of its remediation efforts, the Company has established an Enterprise Risk Management Committee, or the ERMAC. The ERMAC is the management body responsible for administering the risk management program of the Company on an enterprise-wide basis and for identifying, measuring and monitoring all risk exposures of the Company, including credit, market/interest rate, operational, compliance/legal, and financial reporting risks. The ERMAC meets periodically and the chairperson of the ERMAC, the Chief Risk Officer, reports directly to the Audit Committee of the Board of Directors. In December 2005, the Board of Directors of the Company approved a comprehensive enterprise risk management policy created by the ERMAC, or the ERMAC Policy. The Company’s Risk Management Group has been working diligently since 2005 to assist each of the Company’s business lines in enhancing policies, procedures and mechanisms for identifying, quantifying and monitoring various types of risks in accordance with applicable regulatory guidelines and objectives of the Company. The ERMAC has been working diligently throughout 2007 to build on those enhancements to implement the provisions of the ERMAC Policy.

The Company has taken steps to strengthen its risk analysis and management processes through the creation of an Asset/Liability Management Committee, or ALCO. The Company’s ALCO is the management body that is now principally responsible for overseeing interest rate and market risk management processes of the Company. The Company’s ALCO was formed in late 2005, and now meets quarterly to discuss and monitor the Company’s derivatives strategy, hedge analysis, asset/liability management strategy and interest rate risk management, through examination of consolidated analyses of the Company’s and certain of its subsidiaries’ sensitivity to interest rate fluctuations. The Company’s ALCO is also responsible for establishing asset/liability management policy guidelines and procedures for review and approval by the Board of Directors of the Company. The Company’s ALCO is currently composed of the Company’s President and Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Administration Officer, Chief Lending Officer, Chief Investment Officer and senior representatives of management of various business lines.

The management of each subsidiary is responsible for preparing ongoing reports that are consolidated and considered by the Company’s ALCO at its quarterly meetings. The Company’s ALCO then reports quarterly to the Board of Directors of the Company. The reports prepared by the management of each subsidiary are also discussed separately by each entity’s ALCO, which later reports to the respective subsidiary’s board of directors.

The Company has revised its existing New Products Policy, which provides for the prior approval by the New Product Committee of any entry into a new market, offering of new services or of major changes to the Company’s internal operating structure. Under the new policy, the IO strips would have been required to be presented to the New Products Committee and the Company’s Board of Directors before the Company entered into the relevant transactions. The Company has alerted all operational areas to these review requirements, and has modified its procedures and forms to help ensure that such new activities receive appropriate risk consideration and are submitted to the Company’s Board of Directors following New Product Committee review prior to implementation.

The Company believes that the creation of the ERMAC, the establishment of the Company’s ALCO, the enhancements to the Company’s risk management capabilities and the hiring of a dedicated Chief Risk Officer have produced improvements in the Company’s control environment.

Assignment of Authority and Segregation of Duties. In order to address its material weakness related to an inadequate assignment of authority and segregation of duties, the Company has also developed formal job descriptions designed to maintain an adequate assignment of authority and segregation of duties among its executives. The accounting and finance group has been reorganized to separate the accounting function from the financial reporting and research function. The financial reporting and research function has the responsibility for researching and reviewing the manner in which the accounting function has applied GAAP to particular transactions as well as assessing its financial reporting implications.

The Company has also strengthened or established management committees with the goal of broadening the decision-making authority to include other senior executives in the organization. These management committees have the responsibility of reviewing and approving of significant transactions before they occur. For example, the Investment Committee has been delegated the responsibility of reviewing, analyzing and approving any bulk sale of mortgage loans to third parties prior to the Company entering into any sale agreement. The New Products Committee has been delegated the responsibility of reviewing, analyzing and approving the offering of new services or products. An Allowance for Loan and Lease Losses Committee has been established to review, analyze and approve the allowance for loan and lease losses.

Communication of Information. The Company has also taken steps in improving the lines of communication among its operations, finance and accounting units and to promote the discussion and analysis of the legal and accounting implications of transactions that may have a significant impact on the accuracy and completeness of the financial reporting process. The Company has adopted changes to various policies that impact transaction administration. For example, the revised secondary marketing policy requires the approval of the Chief Financial Officer, General Counsel, Chief Investment Officer, Investment Committee and Board of Directors before a bulk sale of mortgage loans to private investors may be entered into. Changes to the standardized master loan sale and purchase agreements must be approved by the General Counsel, Chief Financial Officer, Chief Investment Officer and outside legal counsel. The Company believes that these changes will help ensure that the accounting implications of contracts that have a material impact on the businesses of the Company are properly captured by the Company’s financial reporting process and that the financial and risk-related implications of these transactions will have been appropriately considered by senior management and the Board of Directors.

Accounting Resources and Expertise. The Company has implemented, or is in the process of taking, additional remedial steps to correct the weaknesses relating to the Company’s resources and expertise in accounting to ensure the proper and consistent application of GAAP. In order to complete the restatement, the Company has been highly dependent on the use of outside consultants. The Company recognizes that remediation of these weaknesses and a reduction of its reliance on outside consultants to supplement its resources in these areas is an ongoing process and that additional staffing is required in the finance, accounting and compliance functions. The Company has reorganized its accounting and finance areas, including the segregation of duties between accounting and financial reporting, and has created a Corporate Controller position, a Financial Reporting and Research Group, a Secondary Market Accounting Group and a Tax Group. The Company recently began to implement the reorganization of its accounting and finance group, which will be implemented after the completion of the restatement. In addition, R&G has increased staffing in this group, including the hiring in the third quarter of 2006 of two senior managers from a major accounting firm other than the Company’s independent registered public accounting firm, with significant experience in accounting and financial reporting. As part of the restatement, the Company has enhanced the process through which its accounting policies are researched and developed to ensure compliance with GAAP; the new Financial Reporting and Research Group will be responsible for this function, including the documentation of the GAAP-compliant accounting policies in position memoranda, going forward.

Further, the Company has adopted or is in the process of adopting a number of new policies, procedures and initiatives in its finance and accounting areas, as further discussed below.

Accounting for transfer of loans and related gain recognition. As part of its efforts to remediate the material weaknesses related to the accounting for transfer of loans and related gain recognition, the Company has strengthened its secondary marketing policy to ensure such transactions qualify for sale accounting treatment. The revised policies and procedures over the mortgage loan sales and purchases provide that:

•	Transactions are conducted only with counterparties approved by the Company’s Board of Directors.

•

Responsibility is assigned to the Secondary Marketing Department for overall coordination and oversight of the sale of mortgage loans. In particular, the Secondary Marketing Department must (i) ensure that transfers of mortgage loans qualify for sale treatment under legal, tax and accounting requirements, (ii) ensure the mortgage loan pool complies with the representations and warranties contained in the sale agreement, (iii) ensure that the Company is able to and does fulfill its documentation delivery responsibilities, and (iv) provide the Board of Directors with the necessary information about the transactions for them to approve the sale.

•	Approval must be obtained from the Chief Financial Officer, General Counsel, Chief Investment Officer, Investment Committee and the Board of Directors before the transaction is entered into.

•	Responsibility is assigned to the Secondary Marketing Department, with the assistance of the accounting department, for preparation of a transaction file including, but not limited to:

•	a position memorandum detailing the evaluation of the accounting and financial reporting considerations;

•	a true sale opinion from legal counsel;

•	a copy of the executed agreement;

•	allocation of the carrying amount of the mortgage loans between the assets sold, if any, and the retained interest, if any, based on their relative fair values at the date of the sale;

•	recognition of all assets obtained, such as mortgage servicing rights and IO strips, and liabilities incurred, such as recourse and repurchase obligations, at fair value; and

•	calculation of gain or loss on the sale or securitization pursuant to GAAP.

The Company has developed, with the assistance of outside legal counsel, standardized master loan sale and purchase agreements to be used in all mortgage loan transfers. These standardized agreements were developed to ensure transactions would qualify for true sale treatment under both accounting and legal analysis. Any deviation from the master agreements must be approved by the General Counsel, Chief Financial Officer, Chief Investment Officer, the Board of Directors and outside legal counsel.

The Company has strengthened its internal controls over the accounting for mortgage transfers to ensure that revenue resulting from such transactions is recognized only when all the sale recognition criteria under GAAP have been met. These policies and procedures require that transactions be completely and fully documented on a contemporaneous basis, thereby preventing the creation of any undocumented obligations of the Company through the use of oral or side agreements.

Valuation of IO strips. The Company, as part of its remediation efforts related to the valuation of IO strips, has established policies and procedures over the initiation, authorization, recording, processing and reporting of IO strips. These controls over financial reporting are intended to provide guidance regarding the proper accounting treatment under GAAP for IO strips. The policies and procedures are also designed to ensure the preparation and retention of adequate documentation to support key assumptions made in the valuation of IO strips. To the extent the Company has IO strips, it now uses an independent third-party valuation firm to value IO strips retained in transfers of mortgage loans consistent with current market valuation practices. The valuations performed by an external valuation firm estimate future cash flows of the underlying mortgages using implied forward LIBOR rates instead of spot LIBOR rates. In addition, prepayment and discount rate assumptions are derived from publicly available market sources, such as prepayment consensus forecasts available on Bloomberg.

2. Accounting for Mortgage Servicing Rights. As part of its remediation efforts related to the accounting for mortgage servicing rights, the Company has established, with the assistance of an outside consultant, new policies and procedures over the initiation, authorization, recording, processing and reporting of mortgage servicing assets. These controls over financial reporting are intended to enhance the supporting documentation and to provide guidance regarding the proper accounting treatment under GAAP for mortgage servicing rights. The Company has implemented the following actions designed to enhance the accounting for mortgage servicing assets:

•

Use of third-party software to estimate, on a quarterly basis, the market value of the Company’s Puerto Rico mortgage servicing rights stratified by predominant risk characteristics (loan size, loan type and mortgage coupon). For its U.S mortgage servicing portfolio, the Company uses a third-party vendor to prepare a market valuation stratified by the same predominant risk characteristics.

•

Develop supportable assumptions in valuing the Company’s mortgage servicing portfolio, in particular: (i) market derived assumptions for discount rates, inflation rates, servicing costs, escrow earning rates, float earnings rates and ancillary income and (ii) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. Incorporate a back-testing process to benchmark the forecast prepayment experience used in the internal software model against actual results.

•

Validate independently the Company’s internal model following the guidelines set forth by OCC 2000-16 by obtaining a market valuation from an independent expert, on an annual basis. Differences between the internally and the externally developed valuations are reconciled by the Company to determine the appropriateness and reasonableness of the internal software model. To the extent necessary, revisions are made to appropriately reflect market-derived assumptions.

•

Amortize mortgage servicing assets over the estimated life of the underlying mortgage loans in proportion to and over the period of estimated net servicing income. Amortization is calculated at the stratum level, applying to the carrying amount of the servicing asset the ratio of the net servicing cash flows projected for the current period to total remaining net servicing forecasted cash flow.

•

Assess impairment of the mortgage servicing assets given their sensitivity to interest rates and prepayment speeds. Annually, the Company prepares an impairment analysis, at the stratum level, to evaluate whether a loss in the value of the mortgage servicing assets was temporary or other than temporary, by performing a sensitivity analysis that incorporates a simultaneous and parallel increase in interest rates. Quarterly, the Company evaluates whether deterioration in market conditions that has caused impairment in the value of the MSRs warrant a formal analysis of other than temporary impairment. When the recovery of the value is unlikely in the foreseeable future, a write-down of the assets in the stratum to its estimated recoverable value is charged to the valuation allowance.

3. Accounting for Derivative Financial Instruments. The Company has developed an accounting policy for derivative instruments and hedging activities. The Company’s controls and procedures now provide a formal structure over initiation, authorization, recording, processing and reporting of derivative instruments and hedging activities. Such policy is intended to provide guidance regarding the proper accounting for derivative instruments and when the Company can avail itself of hedge accounting, in particular, when would it be appropriate to use hedge accounting, the use of the shortcut method and the related documentation requirements.

4. Accounting for Deferral and Recognition of Loan Origination Fees and Direct Costs. The Company has developed an accounting policy for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leases. Such policy is intended to provide guidance regarding the proper accounting treatment under GAAP for loan origination fees and costs. The policy sets forth the method to be used by the Company to account for loan origination fees and costs with a sufficient level of precision to reflect actual loan fees received and costs incurred on various loan types. The Company developed an allocation study upon which loan origination costs are deferred and which provides the basis for the accounting model supporting the deferral of loan origination costs. In addition, the policy sets forth the method to amortize deferred loan fees and costs as required by GAAP. The Company, with the assistance of an outside consultant, developed software that amortizes the deferred loan origination fees and costs in conformity with the provisions of SFAS No. 91.

5. Accounting for Sale and Securitization of Mortgage Loans. The Company has revised its policies and procedures over the accounting for sale and securitization of mortgage loans. The Company’s revised controls and procedures provide formal structure over initiation, authorization, recording, processing and reporting of the sale and securitization of mortgage loans. The Company’s policies and procedures (i) require the allocation of the carrying amount of the mortgage loans between the assets sold, if any, and the retained interest, if any, based on their relative fair values at the date of the sale, (ii) require the recognition of all assets obtained, such as mortgage servicing rights and IO strips, and liabilities incurred, such as recourse and repurchase obligations, at fair value, and (iii) recognize gain or loss on the sale or securitization pursuant to GAAP.

6. Accounting for Loans Held for Sale. The Company has revised its secondary marketing policy to incorporate guidance on classification of loans as either held for sale or held for investment. The Company’s revised controls and procedures now provide for consistent assessment, at the time mortgage loans are originated or purchased and thereafter, of the Company’s ability and intent to either hold or sell such loans, the related classification of such loans as either held for sale or held for investment, and to reflect such assessments in the Company’s financial statements, all as required by GAAP.

7. Accounting for Allowance for Loan and Lease Losses. The Company has revised its policies and procedures over the determination of the allowance for loan and lease losses. The Company’s revised controls and procedures provide formal structure over initiation, authorization, recording, processing and reporting of the allowance for loan and lease losses. The Company’s policies and procedures now provide for a consistent methodology in determining the allowance for loan and lease losses pursuant to GAAP.

8. Others. The Company has developed detailed memoranda regarding the errors made in a number of accounting and financial reporting matters (amortization of premiums and accretion of discounts on investment securities, accounting for lessee involvement during asset construction, accounting for acquisition expenses and accounting for servicing-related advances and payments and preparation of cash flows), which have been disseminated within its finance and accounting group. These memoranda, which detail the GAAP requirements together with the necessary corrections to the accounts, will serve as the basis for new documentation and policies to ensure the proper application of GAAP. The account balances have been adjusted to reflect the correct accounting for such matters.

Although the Company has not remediated all of the material weaknesses as of December 31, 2004, it believes that it has taken important steps in remediating a number of its control deficiencies that contributed to the restatement. The Company is engaged in the implementation of remediation efforts to address the other material weaknesses identified in the Company’s internal control over financial reporting. These remediation efforts are continuing and are expected to continue beyond 2007. As a result, the Company expects to conclude in its Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006 that its internal control over financial reporting was not effective as of December 31, 2005 and 2006, respectively. Nonetheless, R&G Financial believes that because of the substantial work performed during the restatement process, the Company’s Consolidated Financial Statements for the periods covered by and included in this amended 2004 Annual Report on Form 10-K/A are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

Changes in the Fourth Quarter of 2004. As previously reported, during the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report

1. The following financial statements of R&G Financial, together with the report thereon of R&G Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated November 2, 2007, are included herein beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002.

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

•	Notes to Consolidated Financial Statements.

2. All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

3. Exhibits*

* Part I, Items 2 and 4, Part II, Items 5, 9 and 9B, Part III, Items 10, 11, 12, 13 and 14 and the Exhibit Index in Part IV, Item 15, including certain Exhibits that were included in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2005, have not been included herein. Copies may be obtained electronically through R&G Financial’s website at www.rgonline.com in the “Investor Relations” section or from Andrés I. Pérez, R&G Financial Corporation, 290 Jesús T. Piñero Avenue, Hato Rey, San Juan, Puerto Rico 00918. Part III, Items 11, 13 and 14 and portions of Part III, Items 10 and 12 were included in R&G Financial’s Definitive Proxy Statement used in connection with R&G Financial’s 2005 Annual Meeting of Stockholders.

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	List of R&G Financial’s Subsidiaries as of December 31, 2004.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&G FINANCIAL CORPORATION

November 2, 2007	By:	/s/ Rolando Rodríguez
Rolando Rodríguez
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rolando Rodríguez	November 2, 2007
Rolando Rodríguez
Chief Executive Officer, President
(Principal Executive Officer)
Director

/s/ Andrés I. Pérez	November 2, 2007
Andrés I. Pérez
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Joanellie Vargas	November 2, 2007
Joanellie Vargas
Controller

/s/ Juan Agosto Alicea	November 2, 2007
Juan Agosto Alicea
Chairman of the Board of Directors

/s/ Enrique Umpierre-Suárez	November 2, 2007
Enrique Umpierre-Suárez
Director and Secretary

/s/ Ileana M. Colón-Carlo	November 2, 2007
Ileana M. Colón-Carlo
Director

/s/ Benigno R. Fernández	November 2, 2007
Benigno R. Fernández
Director

/s/ Melba Figueroa	November 2, 2007
Melba Figueroa
Director

/s/ Roberto Gorbea	November 2, 2007
Roberto Gorbea
Director

/s/ Eduardo McCormack	November 2, 2007
Eduardo McCormack
Director

/s/ Rafael Nin	November 2, 2007
Rafael Nin
Director

/s/ Gilberto Rivera-Arreaga	November 2, 2007
Gilberto Rivera-Arreaga
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of R&G Financial Corporation:

We have completed an integrated audit of R&G Financial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated statements of financial condition and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of R&G Financial Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

Additionally, as discussed in Note 2 to the consolidated financial statements, the Company anticipates consummating the sale of its Florida-based federal savings bank in the fourth quarter of 2007, which is expected to provide sufficient funds to help the Company meet its near-term liquidity and capital needs. The Company’s liquidity, however, is also subject to the unpredictability of the outcomes of the shareholders and other legal and regulatory proceedings and to the Company’s ability to negotiate extensions of its mortgage banking subsidiary’s credit facilities, which expired on October 31, 2007. Failure to consummate or any significant delay in the consummation of the sale of its Florida-based federal savings bank, acceleration or a demand for payment of any outstanding amounts by the lenders under either of the credit facilities or a failure to obtain extensions of the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition and could result in banking regulators placing further restrictions on the Company’s operations and its banking subsidiaries or taking actions that could have a material adverse effect on the value of the Company’s preferred and common stock.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because the Company did not maintain (1) an effective control environment, which resulted in an ineffective tone as to internal control over financial reporting, ineffective controls to prevent or detect instances of inappropriate intervention with internal control over financial reporting by certain members of senior management, an ineffective assignment of authority and segregation of duties among certain former members of senior management and within the financial reporting structure, ineffective lines of communication between certain former members of senior management and the Company’s finance, accounting, internal audit and operational personnel, Board of Directors, Audit Committee and independent registered public accountants, insufficient number of accounting and financial and legal personnel with adequate knowledge, experience and training given the demands of the Company’s financial reporting requirements, ineffective controls designed to detect, that in certain instances, its accounting for the transfer of loans was not in conformity with GAAP and ineffective controls to detect that the valuation of its IO strips was not in conformity with GAAP, (2) effective controls over its accounting for its MSRs and related amortization expense and impairment charge, (3) effective controls over its accounting for derivative financial instruments, (4) effective controls over its accounting for deferred loan origination fees and direct costs, (5) effective controls over its accounting for the sale and securitization of mortgage loans, (6) effective controls over the accounting for loans held for sale, (7) effective controls over its accounting for the amortization of premiums and the accretion of discounts on investments securities, (8) effective controls over its accounting for leased premises under construction, (9) effective controls over its accounting for loan and lease losses, (10) effective controls over its accounting for expenses incurred in connection with its acquisition of certain bank branches, (11) effective controls over its accounting for servicing-related advances and payments and (12) effective controls over its preparation of the consolidated statement of cash flows, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified, in its assessment, the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

1. Control Environment. The Company did not maintain an effective control environment. The following material weaknesses were identified related to the Company’s control environment:

•

The Company did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, former senior management emphasized a production-focused culture and did not invest sufficiently in technology, systems and people to strengthen processes, controls and compliance infrastructure. For example, the Company did not maintain adequate financial records and databases that would allow proper monitoring of the integrity and quality of financial reporting and preparation of its consolidated financial statements in conformity with GAAP.

•	The Company did not have adequate controls to prevent or detect instances of inappropriate intervention with internal controls over financial reporting by certain former members of senior management.

•

The Company did not establish and maintain an adequate assignment of authority and segregation of duties among certain former members of senior management and within the financial reporting structure. Specifically, as described below, decision-making was concentrated in a few former members of senior management who had the ability, which the Audit Committee’s investigation determined in certain instances was utilized, to exercise management override of certain controls.

•

The Company did not maintain effective lines of communication between certain former members of senior management and its finance, accounting, internal audit and operational personnel, which resulted in inappropriate applications of GAAP. In addition, the Company did not maintain effective lines of communication between certain former members of senior management and the Company’s Board of Directors, Audit Committee and independent registered public accountants. Specifically, in certain cases, certain former members of senior management did not provide the Company’s Board of Directors, Audit Committee and independent registered public accountants with complete, adequate and accurate information, including with respect to certain matters related to the Company’s mortgage loan transfers and valuation of IO strips.

•

The Company did not recruit, train and maintain a sufficient number of accounting and financial and legal personnel with adequate knowledge, experience and training given the demands of the Company’s financial reporting requirements. The lack of sufficient qualified resources limited the ability of accounting and finance personnel to challenge and discuss effectively the former CFO’s interpretation of applicable financial reporting and accounting requirements and to implement an effective period-end financial reporting process. The Company did not have adequate legal personnel, including a general counsel, to effectively manage, review and document agreements entered into by the Company.

These material weaknesses in the Company’s control environment allowed certain former members of senior management of the Company or its subsidiaries to take actions, certain of them inappropriate, which contributed to certain transactions not being properly reflected in the Company’s consolidated financial statements. Specifically, these material weaknesses permitted the following to occur:

•

A former executive vice president of one of the Company’s major subsidiaries, with the knowledge of the Company’s former president and former CFO, entered into an agreement with a local financial institution in November 2004 that purported to confirm the existence since inception of certain oral agreements relating to prior mortgage loan transfers when, in fact, such oral agreements never existed. The former CFO, who knew that such oral agreements never existed, falsely confirmed the existence of these oral agreements to the Company’s independent registered public accountants during the course of their audit of the Company’s 2004 financial statements. The former CFO falsely certified to the Company’s independent registered public accountants that there were no documents that would contradict the oral agreements and that the Company had performed a review of the Company’s records and an inquiry of its personnel in search of such evidence.

•

A former executive vice president of one of the Company’s major subsidiaries, in late 2004, entered into agreements with a local financial institution to both purchase and sell mortgage loans where the amounts of the mortgage loans purchased and sold, and other terms of the transactions, were similar. Sufficient contemporaneous documentation did not exist to substantiate the Company’s express business purpose for these transactions as originally represented and disclosed in the Company’s 2004 Form 10-K. The Audit Committee’s investigation concluded that this exchange of similar assets appears to have been designed largely to allow both parties to book substantial gains at year end.

•

The Company’s former president, without communicating to the counterparty financial institutions or to the Company’s Audit Committee, unilaterally voided certain call option agreements granting the Company the right to repurchase mortgage loans from such counterparty, and misrepresented the timing of and circumstances surrounding the voiding of these agreements to the Company’s independent registered public accountants.

•

The former CFO caused the first external financial consulting firm to change the discount rate assumptions used to calculate the value of the IO strips reported in the Company’s consolidated financial statements for the quarter ended September 30, 2004 in order to minimize the adverse impact of rising interest rates on the Company’s year-end IO strips valuation. The Audit Committee’s investigation found that the willingness of this external financial consulting firm to change its assumptions and valuation methodologies at the former CFO’s request demonstrated that this firm was not an independent valuation firm. As a result, the Company terminated its relationship with this firm in 2005. The Company had represented to its independent registered public accountants in connection with their audits that the valuations were prepared by independent external financial consultants.

•	The former CFO did not communicate to the Audit Committee or to the Company’s independent registered public accountants that:

•	In 2002, he received two valuations using different assumptions regarding the prepayment speed of the underlying mortgages;

•	In 2003, he became aware that an IO strip valuation using a spot rate produced a value almost twice that of a valuation based on forward LIBOR rates; and

•

In 2004, a representative of a second external financial consulting firm indicated to the former CFO that, while he understood from the former CFO that the spot rate methodology was consistent with standard accounting practices, it differed from the methodology employed by the marketplace to determine the value of IO strips.

•

Certain former members of senior management entered into agreements with local financial institutions that provided the Company with rights and obligations that were not established in the related written mortgage loan sale contracts. The existence of these agreements and their associated terms and conditions was not appropriately communicated within the Company. Furthermore, the existence of these agreements was not communicated to the Company’s Audit Committee, legal counsel or independent registered public accountants.

•

The former CFO delivered true sale legal opinions to the Company’s independent registered public accountants without making them aware that certain of the requirements, including that amendments be made to certain transaction documents, for the delivery of such opinions had not been met. The former CFO and the former executive vice president of one of the Company’s major subsidiaries were aware that the outside law firm provided the Company with such opinions prior to the satisfaction of all of the conditions that this outside law firm had determined were necessary, and the former CFO was aware that certain other opinions were provided before the execution of certain confirmation letters, which were referred to in those opinions as if they had already been executed.

•

The former CFO and the former chief executive officer did not bring to the attention of the Audit Committee or the Company’s independent registered public accountants that one of the Company’s outside legal counsel, who has since become the Company’s general counsel, had determined in December 2003 that he could not provide a “true sale” opinion in connection with the accounting for certain mortgage loan transfers, as he did not believe that the transfers qualified as true sales for legal purposes.

•

The former CFO did not communicate to the Audit Committee or to the engagement team of the Company’s independent registered public accountants the existence of a memorandum from the Federal Home Loan Bank of New York (“FHLBNY”), received by the Company in January 2005, in which the FHLBNY raised concerns regarding whether the terms and conditions of certain mortgage loan sale transactions among Puerto Rico member institutions qualified those transactions for sale accounting treatment. The Company’s then senior management did not analyze the accounting impact of the memorandum and did not fully appreciate the concerns raised in the memorandum as they related to the Company’s transactions.

The material weaknesses in the Company’s control environment identified above also permitted or contributed to the following additional material weaknesses:

Accounting for transfer of loans and related gain recognition. The Company did not maintain effective controls to detect that in certain instances, its accounting for the transfers of loans was not in conformity with GAAP. Specifically, the Company did not establish and maintain adequate policies and procedures in order to analyze and document its accounting and financial reporting of loan transfers. As a result the Company failed to detect that the terms and conditions of the transfers of certain of its loans set forth in the transaction documents did not satisfy the requirements for accounting for these transactions as asset sales. This failure contributed to the improper accounting for these transactions as sales and the associated improper recognition of mortgage servicing assets, IO strips and gains on sales.

Valuation of IO strips. The Company did not maintain effective controls to detect that the valuation of its IO strips was not in conformity with GAAP. Specifically, the Company did not ensure that its IO strips were reported at fair value as required by GAAP.

The material weaknesses identified above resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, these material weaknesses in the Company’s control environment could result in a misstatement of any of the Company’s financial statement accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. These material weaknesses, which resulted in an ineffective control environment, contributed to the existence of the additional material weaknesses discussed below in numbered paragraphs 2 to 12.

2. Accounting for Mortgage Servicing Rights (MSRs). The Company did not maintain effective controls over its accounting for MSRs and related amortization expense and impairment charge. Specifically, the Company did not maintain effective controls to ensure that its MSRs were appropriately stratified, amortized and evaluated for impairment, that appropriate assumptions and criteria were used in its internal valuations when determining the value of its mortgage servicing portfolio and that management’s review of market valuations provided by third-party vendors was properly documented. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the MSR, servicing income (loss) and gain on sale of mortgage loans accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

3. Accounting for Derivative Financial Instruments. The Company did not maintain effective controls over its accounting for derivative financial instruments. Specifically, the Company did not maintain controls to ensure that hedging documentation required by GAAP was adequately developed and analyzed at the inception of a derivative transaction and was properly maintained for the term of the respective derivative financial instrument. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the derivative asset and liability, comprehensive income (loss), interest expense and trading gains (losses) accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

4. Accounting for the Deferral and Recognition of Loan Origination Fees and Direct Costs. The Company did not maintain effective controls over its accounting for deferred loan origination fees and direct costs. Specifically, the method used by the Company to account for loan origination fees and costs lacked a sufficient level of precision to reflect actual loan fees received and deferrable costs on various loan types. In addition, the Company amortized its deferred loan fees and costs using methods of amortization other than the effective-interest method, as required by GAAP. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the loan and leases receivable, interest income, salaries and benefits, other operating expenses and gains or losses on sale of mortgage loans accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

5. Accounting for the Sale and Securitization of Mortgage Loans. The Company did not maintain effective controls over its accounting for the sale and securitization of mortgage loans. Specifically, the Company did not maintain effective controls over the gain or loss calculations associated with its sale and securitization of mortgage loans, as the Company did not (i) allocate the carrying amount of the mortgage loans between the assets sold, if any, and the retained interest, if any based on their relative fair values at the date of the sale, (ii) recognize all assets obtained and liabilities incurred, such as recourse, repurchase and guarantee obligations, at fair value, and (iii) properly recognize gain or loss on the sale or securitization. Furthermore, the Company improperly recognized gain on sale of mortgage loans in securitization transactions where the Company retained all or a portion of the securities delivered. Additionally, the Company did not maintain effective controls over the accounting for certain loans collateralizing GNMA-guaranteed mortgage-backed securities, where it has the option to repurchase, without GNMA’s prior authorization, such loans when certain delinquency criteria are met. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s loans and leases, MSR, recourse obligation liability, GNMA defaulted loans obligations and gains or losses on sale of mortgage loans accounts and mortgage loans held for sale and the corresponding loan repurchase liability accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

6. Accounting for Loans Held For Sale. The Company did not maintain effective controls over the accounting for loans held for sale. Specifically, the Company’s controls and procedures did not provide for consistent assessment, at the time mortgage loans were originated or purchased and thereafter, of the Company’s ability and intent to either hold or sell such loans, the related classification of such loans as either held for sale or held for investment, and to reflect such assessments in the Company’s financial statements, all as required by GAAP. Furthermore, the Company did not consistently consider or document, as part of its accounting classification, its intent and ability to either make such mortgage loans readily available for sale on the secondary market or to hold such loans for the foreseeable future or until maturity, as required by GAAP. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the loans and leases receivable, mortgage loans held for sale, allowance for loan and lease losses, gain on sale of loans and interest income accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

7. Accounting for Amortizations of Premiums and Accretion of Discounts. The Company did not maintain effective controls over its accounting for the amortization of premiums and the accretion of discounts on investment securities. Specifically, the Company amortized its premiums and accreted its discounts using methods of amortization other than the effective-interest method, as required by GAAP. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s investment securities, related interest income and gain or loss on sale accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

8. Accounting for Lessee Involvement during Asset Construction. The Company did not maintain effective controls over its accounting for premises under construction that it leased but for which, for accounting purposes, the Company would be considered the owner during the construction period because of the Company’s involvement with the construction. Specifically, the Company failed to identify that certain of its premises under construction and the corresponding finance obligation to the lessor in connection with its lease of such premises, were not accounted for in conformity with GAAP. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the premises and equipment, other borrowings and interest and occupancy expense accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

9. Accounting for Allowance for Loan and Lease Losses. The Company did not maintain effective controls over the accounting for loan and lease losses. Specifically, GAAP requires that the credit risk inherent in the Company’s portfolio of mortgage loans held for sale should be considered as part of the lower of cost or market analysis used in valuing such loans; the Company had instead reflected the credit risk inherent in its mortgage loans held for sale portfolio in the Company’s mortgage banking subsidiary by maintaining an allowance for loan and lease losses related to such loans. In addition, the Company’s methodology to calculate the allowance for loan and lease losses did not conform with the requirements of GAAP. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. This control deficiency could result in a misstatement in the allowance for loan and lease losses, provision for loan and lease losses, mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge and other mortgage loans held for sale, at lower of cost or market accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

10. Accounting for Acquisition Expenses. The Company did not maintain effective controls over its accounting for expenses incurred in connection with its acquisition of certain bank branches. Specifically, the Company incorrectly deferred the recognition of certain indirect, general and internal expenses incurred in connection with such acquisitions rather than expensing such items as incurred in accordance with GAAP. This control deficiency resulted in an adjustment of the Company’s consolidated financial statements for the year ended December 31, 2004 and for the fourth quarter of 2004. Additionally, this control deficiency could result in a misstatement in the goodwill and non-interest expense accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

11. Accounting for Servicing-Related Advances and Payments. The Company did not maintain effective controls over its accounting for servicing-related advances and payments. Specifically, the Company did not (i) establish an allowance for estimating probable losses from servicing-related advances and (ii) did not establish a reserve for payments made from excess funds on GNMA custodial accounts but for which the Company would not recover upon liquidation of the mortgage loans and subsequent settlement of the FHA claims. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s allowance for servicing advances, reserve for losses on servicing-related interest payments and provision for losses on servicing advances accounts that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

12. Preparation of Consolidated Statement of Cash Flows. The Company did not maintain effective controls over its preparation of the consolidated statement of cash flows. Specifically, the Company did not present or classify certain cash flow items within the operating, investing or financing activities line items in conformity with GAAP. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s statement of cash flows that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements discussed in Note 1 to the consolidated financial statements, management has determined that the material weaknesses described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 15, 2005, except for the effects of the restatement

described in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of

Management’s Report on Internal Control Over Financial

Reporting, as to which the date is November 2, 2007

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

	2004	2003
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents:
Cash and due from banks	$75,417,867	$55,527,522
Securities purchased under agreements to resell	125,091,279	85,052,435
Time deposits with other banks	46,060,089	34,349,235

Cash and cash equivalents	246,569,235	174,929,192

Pledged investment securities that can be repledged by counterparties:
Securities held for trading, at fair value	15,022,568	6,558,434
Securities available for sale, at fair value	2,891,610,520	2,137,123,785
Securities held to maturity, at amortized cost (estimated fair value – 2004: $45,416,218; 2003: $63,664,638)	44,577,641	62,167,128

Total pledged investment securities that can be repledged	2,951,210,729	2,205,849,347

Other investment securities:
Securities held for trading, at fair value	25,427,859	32,154,876
Securities available for sale, at fair value	696,954,565	773,886,644
Securities held to maturity, at amortized cost (estimated fair value – 2004: $33,098,032; 2003: $14,633,478)	33,163,435	14,582,641
Other investment securities, at cost	130,115,659	107,613,496

Total other investment securities	885,661,518	928,237,657

Total investment securities	3,836,872,247	3,134,087,004

Loans and leases:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	1,123,869,104	308,976,187
Other mortgage loans held for sale, at lower of cost or market	2,379,778,361	1,973,997,424
Loans and leases receivable, net of allowance for loan and lease losses (2004: $44,044,572; 2003: $30,647,746)	3,867,452,586	2,903,653,878

Total loans and leases	7,371,100,051	5,186,627,489

Accrued interest receivable	62,926,821	49,221,791
Servicing assets, net	72,880,346	80,790,444
Premises and equipment, net	74,772,254	58,832,437
Real estate held for sale	21,809,957	19,441,184
Goodwill	59,075,557	62,175,199
Deferred taxes	26,818,956	13,467,072
Restricted cash	85,353,386	56,525,792
Other assets	72,571,873	69,515,566

Total assets	$11,930,750,683	$8,905,613,170

The accompanying notes are an integral part of these consolidated financial statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, CONTINUED

DECEMBER 31, 2004 AND 2003

	2004	2003
	(As Restated)	(As Restated)
Liabilities
Deposits:
Non interest-bearing deposits	$439,526,086	$398,329,632
Interest-bearing deposits	3,776,420,580	3,135,355,240

Federal funds purchased	30,000,000	21,000,000
Securities sold under agreements to repurchase	3,000,886,337	2,225,919,700
Notes payable	121,665,726	199,929,393
Advances from Federal Home Loan Bank	1,298,600,000	1,129,600,000
Secured borrowings, net	1,960,275,269	836,376,615
Other borrowings	405,854,632	170,196,945
Accrued interest payable	21,368,725	12,351,885
Other liabilities	258,982,690	185,837,963

Total liabilities	11,313,580,045	8,314,897,373

Commitments and contingencies (See Note 25)

Stockholders’ Equity
Preferred stock, $.01 par value; 20,000,000 shares authorized:
Non-cumulative perpetual monthly income preferred stock, $25 liquidation value:
7.40% Series A, 2,000,000 shares authorized, issued and outstanding	50,000,000	50,000,000
7.75% Series B, 1,000,000 shares authorized, issued and outstanding	25,000,000	25,000,000
7.60% Series C, 2,760,000 shares authorized, issued and outstanding	69,000,000	69,000,000
7.25% Series D, 2,760,000 shares authorized, issued and outstanding	69,000,000	69,000,000
Common stock:
Class A – $.01 par value, 80,000,000 shares authorized in 2004 (2003 – 40,000,000), 21,559,584 issued and outstanding	215,596	215,596
Class B – $.01 par value, 120,000,000 shares authorized in 2004 (2003 – 60,000,000), 29,572,120 issued and outstanding in 2004 (2003 – 29,506,715)	295,721	295,067
Additional paid-in capital	115,747,903	115,017,394
Retained earnings	249,207,745	200,976,859
Capital reserves	28,565,960	20,461,708
Accumulated other comprehensive income, net of income taxes	10,137,713	40,749,173

Total stockholders’ equity	617,170,638	590,715,797

Total liabilities and stockholders’ equity	$11,930,750,683	$8,905,613,170

The accompanying notes are an integral part of these consolidated financial statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Interest income:
Loans and leases	$382,553,310	$282,978,329	$212,769,082
Investment securities:
Exempt	25,016,942	32,646,936	43,822,265
Taxable	115,015,278	109,192,692	100,655,044
Dividends	2,633,488	3,600,742	3,497,989
Trading securities	2,359,653	3,391,151	4,371,807
Money market and other	3,687,077	1,540,768	1,294,525

Total interest income	531,265,748	433,350,618	366,410,712

Interest expense:
Deposits	101,549,265	89,379,285	86,052,394
Securities sold under agreements to repurchase	57,211,711	47,547,137	47,819,483
Notes payable	4,220,124	5,448,140	7,104,839
Advances from Federal Home Loan Bank	42,276,990	40,276,267	31,511,813
Secured borrowings	43,801,258	26,469,073	25,512,875
Other borrowings	14,465,774	3,745,922	1,164,365

Total interest expense	263,525,122	212,865,824	199,165,769

Net interest income	267,740,626	220,484,794	167,244,943
Provision for loan and lease losses	24,687,989	14,034,084	17,816,065

Net interest income after provision for loan and lease losses	243,052,637	206,450,710	149,428,878

Non-interest income:
Net gain on loan sales and fees	14,521,982	32,683,227	41,715,260
Net gain on sales of securities available for sale	6,620,797	1,360,126	2,802,529
Servicing income (loss), net	15,558,575	18,143,080	(11,962,715)
Trading losses	(3,510,250)	(4,087,355)	(16,943,356)
Insurance commissions	13,043,661	11,267,637	7,570,526
Broker-dealer commissions	5,686,592	3,669,773	701,607
Fees, service charges and other commissions	14,647,999	11,829,122	8,517,361
Other income	2,775,715	1,542,898	437,408

Total non-interest income	69,345,071	76,408,508	32,838,620

Non-interest expense:
Compensation and benefits	80,475,301	69,396,058	52,882,163
Taxes, other than payroll and income taxes	8,685,538	7,833,275	6,807,081
Advertising	18,713,280	15,072,339	11,339,225
Professional services	9,198,514	6,408,133	4,486,967
Communication and information systems	6,914,772	6,901,144	4,776,161
Occupancy and other office expenses	19,383,194	15,703,788	13,543,388
Depreciation and amortization	11,010,727	9,804,563	7,357,300
Other general and administrative expenses	44,631,921	41,324,181	33,762,025

Total non-interest expense	199,013,247	172,443,481	134,954,310

Income before income taxes	113,384,461	110,415,737	47,313,188
Income taxes	21,104,288	20,598,055	5,825,363

Net income	$92,280,173	$89,817,682	$41,487,825

Net income available to common stockholders	$76,396,173	$73,933,682	$26,532,914

Net income per common share:
Basic	$1.49	$1.45	$0.55

Diluted	$1.49	$1.44	$0.54

Cash dividends declared per common share	$0.39	$0.29	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004 (As Restated)	2003 (As Restated)	2002 (As Restated)
Net income	$92,280,173	$89,817,682	$41,487,825

Other comprehensive income (loss), before income taxes:

Unrealized (losses) gains from investment securities:
Arising during period	(26,741,541)	(34,460,060)	57,311,992
Less: Reclassification adjustments for net gains included in net income	6,620,797	1,360,126	2,802,529

Other comprehensive income (loss), before income taxes	(33,362,338)	(35,820,186)	54,509,463
Income taxes related to items of other comprehensive income (loss)	2,750,878	7,669,432	(13,304,961)

Other comprehensive income (loss), net of income taxes	(30,611,460)	(28,150,754)	41,204,502

Comprehensive income, net of income taxes	$61,668,713	$61,666,928	$82,692,327

The accompanying notes are an integral part of these consolidated financial statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Preferred Stock		Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001, as restated	5,760,000	$144,000,000	16,053,056	$160,531	15,241,322	$152,413
Issuance of common stock:
Secondary offering	—	—	(1,500,000)	(15,000)	4,025,000	40,250
Other	—	—	—	—	173,884	1,739
Issuance of Series D Preferred Stock	2,760,000	69,000,000	—	—	—	—
Cash dividends declared:
Common stock	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Net income, as restated	—	—	—	—	—	—
Transfer to capital reserves, as restated	—	—	—	—	—	—
Other comprehensive income, net of tax, as restated	—	—	—	—	—	—

Balance at December 31, 2002, as restated	8,520,000	213,000,000	14,553,056	145,531	19,440,206	194,402
Issuance of common stock	—	—	(180,000)	(1,800)	230,960	2,310
Common stock split on January 29, 2004 retroactively recorded as of December 31, 2003 (see Note 20):
Stock split	—	—	7,186,528	71,865	9,835,549	98,355
Cash paid in lieu of fractional shares	—	—	—	—	—	—
Cash dividends declared:
Common stock	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Net income, as restated	—	—	—	—	—	—
Transfer to capital reserves, as restated	—	—	—	—	—	—
Other comprehensive loss, net of tax, as restated	—	—	—	—	—	—

Balance at December 31, 2003, as restated	8,520,000	213,000,000	21,559,584	215,596	29,506,715	295,067
Issuance of common stock	—	—	—	—	65,405	654
Cash dividends declared:
Common stock	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Net income, as restated	—	—	—	—	—	—
Transfer to capital reserves, as restated	—	—	—	—	—	—
Other comprehensive loss, net of tax, as restated	—	—	—	—	—	—

Balance at December 31, 2004, as restated	8,520,000	$213,000,000	21,559,584	$215,596	29,572,120	$295,721

The accompanying notes are an integral part of these consolidated financial statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Additional paid-in capital	Retained earnings	Capital reserves	Accumulated other comprehensive income, net	Total
Balance at December 31, 2001, as restated	$71,254,084	$138,405,125	$8,581,682	$27,695,425	$390,249,260
Issuance of common stock:
Secondary offering	45,212,131	—	—	—	45,237,381
Other	893,667	—	—	—	895,406
Issuance of Series D Preferred Stock	(2,409,253)	—	—	—	66,590,747
Cash dividends declared:
Common stock	—	(11,002,966)	—	—	(11,002,966)
Preferred stock	—	(14,954,911)	—	—	(14,954,911)
Net income, as restated	—	41,487,825	—	—	41,487,825
Transfer to capital reserves, as restated	—	(5,348,020)	5,348,020	—	—
Other comprehensive income, net of tax, as restated	—	—	—	41,204,502	41,204,502

Balance at December 31, 2002, as restated	114,950,629	148,587,053	13,929,702	68,899,927	559,707,244
Issuance of common stock	236,985	—	—	—	237,495
Common stock split on January 29, 2004 retroactively recorded as of December 31, 2003 (see Note 20):
Stock split	(170,220)	—	—	—	—
Cash paid in lieu of fractional shares	—	(750)	—	—	(750)
Cash dividends declared:
Common stock	—	(15,011,120)	—	—	(15,011,120)
Preferred stock	—	(15,884,000)	—	—	(15,884,000)
Net income, as restated	—	89,817,682	—	—	89,817,682
Transfer to capital reserves, as restated	—	(6,532,006)	6,532,006	—	—
Other comprehensive loss, net of tax, as restated	—	—	—	(28,150,754)	(28,150,754)

Balance at December 31, 2003, as restated	115,017,394	200,976,859	20,461,708	40,749,173	590,715,797
Issuance of common stock	730,509	—	—	—	731,163
Cash dividends declared:
Common stock	—	(20,061,035)	—	—	(20,061,035)
Preferred stock	—	(15,884,000)	—	—	(15,884,000)
Net income, as restated	—	92,280,173	—	—	92,280,173
Transfer to capital reserves, as restated	—	(8,104,252)	8,104,252	—	—
Other comprehensive loss, net of tax, as restated	—	—	—	(30,611,460)	(30,611,460)

Balance at December 31, 2004, as restated	$115,747,903	$249,207,745	$28,565,960	$10,137,713	$617,170,638

The accompanying notes are an integral part of these consolidated financial statements.

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$92,280,173	$89,817,682	$41,487,825

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	11,010,727	9,804,563	7,357,300
Net accretion of discounts on investment securities	3,831,812	6,086,223	2,541,739
Net amortization of premium and net deferred loan fees	(3,192,358)	(1,962,740)	(1,032,280)
Amortization of servicing assets	22,019,554	31,239,055	24,650,590
(Recovery) impairment of servicing assets	(3,203,131)	(10,018,799)	25,700,844
Impairment write-down of goodwill	2,363,462	—	—
Provision for loan and lease losses	24,687,989	14,034,084	17,816,065
Provision for losses on real estate owned	8,861,995	7,506,914	3,158,478
Net gain on sale of securities available for sale	(6,620,797)	(1,360,126)	(2,802,529)
Net gain on sale of loans	(12,320,714)	(32,079,226)	(40,047,984)
Net gain on sale of real estate owned held for sale	(3,675,367)	(2,797,457)	(205,054)
Deferred tax benefit	(10,601,006)	(6,051,033)	(10,016,980)
Net originations of mortgage loans held for sale	(2,217,500,706)	(2,434,588,995)	(1,568,296,963)
Acquisitions of mortgage loans held for sale	(82,020,271)	(797,071)	(440,158)
Proceeds from sales of mortgage loans held for sale	904,152,051	1,295,038,757	1,298,189,087
Net (increase) decrease in securities held for trading	(1,737,115)	36,121,000	19,113,608
Increase in accrued interest receivable	(13,705,030)	(5,730,257)	(2,368,397)
Decrease (increase) in other assets	1,811,048	(18,765,259)	3,685,573
Increase (decrease) in accrued interest payable	9,016,840	(3,663,916)	11,490,806
Increase (decrease) in other liabilities	(626,505)	(176,863)	39,949,023

Total adjustments	(1,367,447,522)	(1,118,161,146)	(171,557,232)

Net cash used in operating activities	(1,275,167,349)	(1,028,343,464)	(130,069,407)

Cash flows from investing activities:
Increase in restricted cash	(28,827,594)	(12,034,694)	(20,948,264)
Purchases of securities available for sale	(1,798,079,547)	(2,238,369,832)	(1,210,321,135)
Proceeds from sales of securities available for sale	150,331,382	159,423,708	179,787,916
Principal repayments, maturities and redemptions of securities available for sale	1,104,638,798	1,626,064,978	999,895,772
Purchases of securities held to maturity	(19,925,000)	(25,843,202)	(6,682,443)
Principal repayments and redemption of securities held to maturity	18,688,992	23,112,769	6,310,722
Increase in other investment securities	(22,502,163)	(20,390,927)	(18,205,913)
Proceeds from sale of loans	95,666,898	13,946,026	11,838,724
Acquisition of loans	(442,420,690)	(269,624,614)	(90,125,784)
Net origination of loans receivable	(581,361,859)	(374,668,465)	(483,957,070)
Net assets acquired, net of cash received	—	—	(64,946,548)
Acquisition of premises and equipment	(21,143,201)	(12,514,200)	(9,916,403)
Acquisition of servicing assets	(437,343)	(8,130,203)	(24,163,668)
Proceeds from sales of real estate owned held for sale	25,322,468	22,447,113	16,142,892
Settlement of acquisition contingencies	—	(794,597)	(700,618)

Net cash used in investing activities	(1,520,048,859)	(1,117,376,140)	(715,991,820)

R&G FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Cash flows from financing activities:
Net increase in deposits	682,211,370	753,494,635	269,704,285
Net (decrease) increase in escrow deposits	(3,776,283)	12,339,088	5,976,751
Net increase in federal funds purchased	9,000,000	21,000,000	—
Net increase in securities sold under agreements to repurchase	774,966,637	724,684,835	84,193,016
Net (decrease) increase in notes payable	(78,263,667)	(4,743,128)	9,085,666
Net increase in advances from FHLB	169,000,000	188,875,000	358,500,000
Changes in other borrowings:
Proceeds from subordinated notes	231,958,763	119,639,175	35,000,000
Repayment of other borrowings	—	—	(7,971,888)
Changes in secured borrowings:
Proceeds from secured borrowings	1,315,672,779	505,398,767	259,152,698
Repayment of secured borrowings	(191,519,006)	(127,920,312)	(217,387,726)
Net proceeds from issuance of preferred stock	—	—	66,590,747
Net proceeds from issuance of common stock	731,163	237,495	46,132,787
Dividends paid	(35,945,035)	(30,895,120)	(25,957,877)
Payment of debt issue costs	(7,180,470)	(4,149,578)	(1,050,000)
Cash paid in lieu of fractional shares	—	(750)	—

Net cash provided by financing activities	2,866,856,251	2,157,960,107	881,968,459

Net increase in cash and cash equivalents	71,640,043	12,240,503	35,907,232
Cash and cash equivalents at beginning of year	174,929,192	162,688,689	126,781,457

Cash and cash equivalents at end of year	$246,569,235	$174,929,192	$162,688,689

Supplemental information:
Interest paid	$254,712,977	$216,878,854	$189,224,424

Income taxes paid	$29,972,000	$24,860,000	$13,348,000

Non-cash transactions:
Loans converted to securities (“securitizations”)	$79,494,438	$49,881,793	$281,858,886
Loans foreclosed	$32,877,869	$30,920,959	$19,276,507
Servicing assets resulting from sales and securitizations	$10,468,982	$12,030,993	$16,878,549
Additions to construction in progress acquired through financing lease	$3,698,924	$15,557,770	—
Reversal of acquisition tax contingency against goodwill	$771,243	—	—
Adjustments to goodwill during allocation period	—	—	$4,461,258
Unsettled investment securities purchased	$86,543,329	—	—
Reclassification from loans receivable to loans held for sale	$5,847,665	$60,150,062	—
Impairment write-down of securities available for sale against goodwill	—	$950,000	—
Premium on securitizations retained or sold with recourse	—	—	$6,866,933

The accompanying notes are an integral part of these consolidated financial statements.

1. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Background to Restatement

R&G Financial Corporation (the “Company” or “R&G Financial”) has restated its consolidated financial statements for the years ending December 31, 2004, 2003 and 2002 and certain financial information for prior periods required to be included in the Company’s 2004 Annual Report on Form 10-K. The events leading to the Company’s decision to restate its financial statements are discussed below. As described below, the Company’s initial decision to restate its consolidated financial statements arose out of its determination to correct the methodology used in determining the fair value of the residual interests, or interest only strips (“IO strips”), retained in certain of the Company’s mortgage loan transfer transactions. As part of the restatement, the Company reviewed various additional matters that resulted in accounting adjustments to the Company’s consolidated financial statements, including the sale treatment of mortgage loan transfers to other financial institutions.

Ultimately, the principal adjustments to the Company’s previously issued annual consolidated financial statements related to a correction in the accounting for certain mortgage loan transfers that had originally been recorded as sales to recharacterize those transfers as secured borrowings. During the restatement, the Company retained new outside law firms to review each of its mortgage loan transfer transactions. These new law firms were unable to provide “true sale” opinions with respect to various transactions in which the Company, among other things, provided to the counterparty unlimited recourse or limited the counterparty’s right to repledge or transfer the mortgage loans or in which the Company retained the right to repurchase or substitute the mortgage loans, because these provisions were determined to be incompatible with the requirements for accounting for the transactions as sales. Transactions that included such provisions, among others, were recharacterized as secured borrowings. As a result of these recharacterizations, the Company’s restated audited consolidated financial statements no longer reflect any IO strips.

In April 2005, the Company determined to reassess the independent market valuations it used to value the IO strips retained in certain of the Company’s mortgage loan transfer transactions. The Company further determined that it was necessary to correct the methodology used in determining the fair value of these residual interests. The Company concluded that the previously filed interim and annual consolidated financial statements for the periods from January 1, 2003 through December 31, 2004 would be materially affected as a result of this correction and should be restated. The Audit Committee of the Board of Directors (the “Audit Committee”) determined that the interim and annual consolidated financial statements for these periods should not be relied upon. In addition, the Company concluded that Management’s Report on Internal Control Over Financial Reporting in the 2004 Annual Report on Form 10-K should also be restated and should no longer be relied upon. In July 2005, the Company further concluded that its interim and annual consolidated financial statements for the year ended December 31, 2002 also needed to be restated, and the Audit Committee determined that such financial statements should not be relied upon. As the restatement process progressed, the Company also concluded that selected financial data, as required by Item 301 of Regulation S-K and certain additional information required by Industry Guide 3 should also be restated for each of the five years in the period ended December 31, 2004. As part of the restatement process, the Company decided to review other matters related to its previously issued annual consolidated financial statements, including the sale accounting treatment of its mortgage loan transfers. As a result of the review of its mortgage loan transfers, the Company determined to correct its accounting for certain of those transactions in order to recharacterize them as secured borrowings due to their failure to meet certain of the sale accounting criteria set forth in the Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities.” As a result, the Company’s restated audited consolidated financial statements no longer reflect any residual interests such as mortgage servicing rights or IO strips retained in connection with these mortgage loan transfers.

In connection with the restatement, the Audit Committee retained Fried, Frank, Harris, Shriver & Jacobsen LLP (“Fried Frank”) in June 2005 as its independent outside counsel in connection with an investigation into the events surrounding the restatement. Fried Frank’s initial focus on several issues, including the methodologies used in connection with determining the fair value of the IO strips, was subsequently expanded as warranted to examine other matters. Fried Frank engaged a financial services consulting firm, Promontory Financial Group, LLC (“Promontory”), to assist in certain aspects of the investigation.

The Company has concluded, based on, among other things, the findings resulting from the investigation conducted by Fried Frank, that the Company’s need to restate its consolidated financial statements resulted from various material weaknesses in the Company’s internal controls over financial reporting and, in some cases, inappropriate conduct or insufficient supervision by certain members of the Company’s then senior management.

Following the announcement in April 2005 by another local financial institution that it was restating its financial statements for the years 2000 to 2004 to correct its IO strips valuation methodology, the Company began conducting a reassessment of the methodology used by the Company and its external financial consulting firms to determine the fair value of its IO strips. The other local financial institution, like the Company, had previously used a methodology based on single constant LIBOR rates, or “spot rates”, in determining the fair value of its IO strips. The Company determined that its external financial consulting firm’s valuations, which calculated fair market value using a discounted cash flow methodology, should have used implied forward LIBOR rates (“forward LIBOR rates”).

The Company began to recognize IO strips from variable rate LIBOR-based mortgage loan transactions in September 2002, and continued to recognize IO strips in connection with such transactions through the year ended December 31, 2004. The investigation found that the Company had a legitimate business purpose in entering into these transactions. The Company initially recorded the fair value of its IO strips resulting from mortgage loan transfers—pursuant to which the Company was obligated to pay the counterparty a variable interest rate based on LIBOR plus certain basis points (the “LIBOR-based mortgage loan transactions”)—using internally developed market multiple calculations. The Company’s internal market multiple calculations used the product of the unpaid principal balance of the underlying mortgage loans, multiplied by the interest rate spread the Company was entitled to retain on the loans based on a spot rate, with the product being further multiplied by a “market factor” to derive a fair value. The Company’s internal “market factor” appears to have been based on the market factor used by another local financial institution and disclosed in that institution’s 2001 annual report, as well as on a review of the Company’s multiples for the valuation of its mortgage servicing rights and on market publications that published multiples used in valuing servicing rights. The Company’s former chief financial officer Joseph Sandoval (the “former CFO”) told Fried Frank during the investigation that he had discussed the accounting for the IO strips with the Company’s independent registered public accountants in the Fall of 2002. The former CFO told investigators that he interpreted this conversation as providing guidance to use the spot rate to value the IO strips.

The Company’s 2002 consolidated financial statements included IO strip assets that had been initially valued using a market multiple calculation. In late 2002, the Company engaged an external financial consulting firm, which was already assisting the Company with other matters, to calculate and provide an opinion on the fair market value of its IO strips as support for the Company’s carrying value. The external financial consultant’s valuation report valued IO strips (related to transfers of additional underlying mortgage loans) that had not been initially valued and recorded by the Company. Based on the external financial consultant’s valuation report, which was calculated using a forward curve, the Company recorded a $500,000 increase as of December 31, 2002 in the value of the IO strips that had been initially recorded by the Company. Based on the results of the investigation, the Company concluded that, although a forward curve was used in the external financial consulting firm’s valuation, the IO strips in the 2002 consolidated financial statements were nonetheless overvalued due to the inclusion of additional underlying mortgage loans in the valuation performed by the external financial consulting firm and the use of incorrect assumptions.

The external financial consultant’s final valuation report using the forward curve was provided by the former CFO to its independent registered public accounting firm. The investigation found no evidence that the Company’s independent registered public accountants were provided with or made aware of a draft version of the external financial consultant’s valuation report computing lower values for the IO strips valued in the report than the version ultimately provided by the former CFO to the Company’s independent registered public accountants. The investigation also found that the final report provided by the external financial consulting firm included two valuations, using different assumptions regarding the prepayment speed of the underlying mortgages. The investigation found no evidence that the Company’s independent registered public accountants were provided with or made aware of the lower of the two valuations contained in the final report.

The investigation also determined that the former CFO became aware in the summer of 2003, through alternative valuations prepared by the external financial consulting firm at his request, that an IO strip valuation based on spot rates produced a value for the IO strips almost twice that of an IO strip valuation based on forward LIBOR rates. Use of the spot rate methodology yielded a $29.6 million aggregate value for the IO strips associated with mortgage loan pools sold to three different investors as of March 31, 2003, compared to an aggregate value of $16.1 million yielded by the forward LIBOR rate methodology. After reviewing the different valuations, the former CFO asked the external valuation firm to calculate the value of the IO strips using spot rates and provided the higher valuation based on spot rates to the Company’s independent registered public accountants. The investigation identified an e-mail instruction from the former CFO to one of his staff directing such staff member to provide this valuation to the Federal Reserve Bank of New York, or the FRBNY, but the investigation did not establish what information, if any, was provided to the FRBNY. The investigation found that the former CFO did not communicate the existence of the alternative valuations or the magnitude of the difference in value produced by the forward LIBOR rates and spot rates to others at the Company, including the Audit Committee, or to the Company’s independent registered public accountants.

In addition, in the third quarter of 2004, according to the findings of the investigation, the former CFO improperly directed the external financial consulting firm to use a higher discount rate for intra-quarter IO strip valuations than the discount rate assumption that had been consistently used by the Company, but to return to the original discount rate assumption for the year-end IO strips valuation. This change in the discount rate assumption resulted in substantially lower valuations for the Company’s IO strips as of September 30, 2004 compared to what the valuations would have been if the Company’s discount rate assumptions in the third quarter of 2004 had been consistent with the original discount rate assumption. The former CFO directed this change in order to minimize the adverse impact of rising interest rates on the Company’s year-end IO strips valuation. The former CFO did not inform the external financial consulting firm that this was the reason for the change in the discount rate assumption, and instead provided the firm with a different explanation. Fried Frank has advised the Company that it found no evidence that the former CFO informed the Audit Committee or the Company’s independent registered public accountants about his actions related to the changes in the discount rate or the reasons for those actions. The Company estimates that this adjustment to the discount rate used in the IO strip valuations resulted in a reduction to the Company’s pre-tax profits reported for the third quarter of 2004. The adjustments made during the third quarter of 2004 reduced the impairment adjustments to the IO strips that would have been required in the fourth quarter of 2004, thereby allowing the Company to report higher earnings in the fourth quarter of 2004.

The investigation found that the willingness of the external financial consulting firm to change its assumptions and valuation methodologies at the former CFO’s request demonstrated that this firm was not an independent valuation firm. As a result, the Company terminated its relationship with this firm in 2005.

In late 2004, the Company asked a second external financial consulting firm, which was already assisting the Company with other matters, to perform an IO strip valuation and provide an opinion on the fair market value of the IO strips because the first external financial consulting firm had informed the Company that it was unable to value interest caps embedded in certain of the IO strips. The former CFO instructed this second firm to use a spot rate methodology and suggested to this firm that the Company had found this methodology acceptable in the past for accounting purposes. The former CFO requested that this second external financial consulting firm use the first firm’s valuations as a starting point in preparing its own report. Prior to using the spot rate methodology to produce its opinion regarding the fair market value of the IO strips as of November 30, 2004, however, a representative of this second firm indicated to the former CFO that, while he understood from the former CFO that this methodology was consistent with standard accounting practices, it differed from the methodology employed by the marketplace to determine the value of IO strips. Such a marketplace methodology would, according to this representative, use forward LIBOR rates and a discount rate based on a yield to maturity set by current market conditions rather than a static LIBOR rate and a discount rate equal to the weighted average coupon of the relevant loan pools. The investigation did not find any evidence that the former CFO disclosed to the Audit Committee or the Company’s independent registered public accountants the advice that he had received from this second firm. Although there was no finding of a lack of independence on the part of the second external financial consulting firm, the Audit Committee decided that it was in the best interests of the Company not to rely on the work performed by this firm and terminated the Company’s relationship with this firm.

The Company provided IO strip valuation reports prepared by both of the financial consulting firms to its independent registered public accountants in connection with the Company’s 2004 audit. It was apparent in at least one of the IO strip valuation reports that the Company was using spot rates to value its IO strips. As part of the 2004 audit, the former CFO represented that the assumptions and methods used to measure the fair value of the IO strips were appropriate in the circumstances to reflect the estimated fair value of the IO strips as of December 31, 2004.

The Company recently became aware of claims that employees of an investment banking firm may have discussed with former executives of the Company as early as November 2004 that the Company was valuing and accounting for its IO strips incorrectly. Following investigation into these claims, Fried Frank determined, based on the information available to it, that there is insufficient credible evidence to determine what, if anything, the investment banking firm’s employees advised the Company about their views concerning how to value or account for its IO strips.

In connection with a number of LIBOR-based mortgage loan transactions entered into by the Company between October 2001 and March 2003 with Westernbank Puerto Rico (“Westernbank”) and FirstBank Puerto Rico (“FirstBank”), the Company also entered into separate, contemporaneous call option agreements that gave the Company the right to repurchase the mortgage loans from the counterparty bank under certain circumstances. The investigation determined that only a limited number of the Company’s senior executives had contemporaneous knowledge of the existence of these call option agreements. The investigation found that the existence of these call option agreements was omitted from internal documentation summarizing the transactions and was not shared with significant accounting personnel at the Company or with its independent registered public accountants. The investigation also determined, however, that there was no intent to conceal these agreements from others within the Company or from its independent registered public accountants.

The investigation found that, during the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the independent registered public accountants’ R&G Financial engagement team learned about the existence of the call option agreements described in the preceding paragraph. The investigation determined that the Company’s independent registered public accountants raised with the former CFO and the Audit Committee the existence of call option agreements that were separate from the related mortgage loan purchase agreements and asked the former CFO to consider whether the call option agreements affected the sale accounting nature of the LIBOR-based mortgage loan transactions. The investigation found that, in response to these inquiries, the Company’s former president decided unilaterally to void the call option agreements in late January 2004. The investigation also found that the Company did not contemporaneously notify the financial institution counterparties that the call option agreements had been voided. The investigation found that the Company’s former president misrepresented to the Company’s independent registered public accountants that the practice of entering into these types of agreements had been discontinued some years earlier and that these agreements had been voided some time earlier. The investigation also found that the former CFO was present when these misrepresentations were made by telephone and was aware they were false. The voided call option agreements were later shown to the Company’s independent registered public accountants. In connection with the restatement, the Company reconfirmed its prior conclusion that the existence of these call option agreements had no effect on whether the related mortgage loan transfer transactions qualified for sale accounting.

Between December 2000 and June 2002, the Company and Banco Santander Puerto Rico (“Banco Santander”) entered into four fixed rate mortgage loan transfer transactions, two of which involved the sale of mortgage loans to Banco Santander and two of which involved the purchase of mortgage loans from Banco Santander. In connection with each of these transactions, the Company entered into separate, contemporaneous letter agreements that obligated the seller in each transaction to repurchase the relevant loans from the buyer under certain circumstances. As a result of the repurchase obligations and as part of the restatement, the Company recharacterized the transfer of these mortgage loans with Banco Santander as secured borrowings. The investigation determined that the practice of setting forth the repurchase obligations in separate agreements rather than in the mortgage loan transfer contracts originated with a request from Banco Santander. The investigation determined that the Company’s accounting department was aware of the repurchase obligations associated with each of these transactions and that there was no attempt on the part of the Company’s former senior management to conceal these letter agreements from accounting personnel at the Company. The investigation made no findings as to whether the agreements containing the repurchase obligations were disclosed to the Audit Committee or the Company’s independent registered public accountants.

The Company purchased loans from Banco Santander in December 2000 and sold a similar amount of loans to Banco Santander in February 2001. The investigation found that the Company lacks contemporaneous documentation of the business purpose for these transactions. However, unlike the transactions between the Company and Doral Financial Corporation (“Doral”) that are discussed below, the investigation found that these transactions did not generate IO strips, were not designed to result in the recording of more than minimal gains, and were not entered into in the same quarter. The investigation determined that the explanation offered by the former CFO for the Company’s purchase of loans from Banco Santander is consistent with the Company’s public disclosure regarding its strategy to enhance its net interest income by increasing its portfolio of real estate secured loans held for investment. As part of the restatement, these transactions were recharacterized as secured borrowings and repaid in November 2005.

In November 2004, the former executive vice president of Premier Bank entered into an agreement with FirstBank that confirmed that (i) subsidiaries of the Company and FirstBank had agreed orally at the time of the original negotiation of the LIBOR-based mortgage loan transactions between the institutions that the variable interest rates provided for in those transactions were in fact capped at the weighted average coupon of the underlying mortgage loans; and (ii) subsidiaries of the Company and FirstBank had agreed orally at the time of the original negotiation of the LIBOR-based mortgage loan transactions between the institutions that subsidiaries of the Company would never exercise any call options associated with those transactions. The investigation determined that there had been no such oral agreements at the time of the original negotiations, and that the former executive vice president of Premier Bank, the Company’s former president, and the former CFO were aware that there were no such oral agreements. The investigation found that the Company’s former chief executive officer, who was not in Puerto Rico during the initial discussions among the other Company executives regarding whether subsidiaries of the Company and FirstBank had agreed to the above-described cap but participated in certain of those discussions by telephone, also did not believe that there had been such an oral agreement at the time of the original negotiation of the transactions. However, the Company’s former chief executive officer advised Fried Frank that he believed that the November 2004 agreement would apply such a cap on a prospective basis only, rather than retroactively to the inception of the relevant transactions. The investigation found that the above-mentioned Company executives accepted the existence of the oral agreements, even though the oral agreements had not previously existed, because of the economic benefits of such caps to the Company and because of their desire to maintain a good relationship with FirstBank. All of these executives had some knowledge and awareness that accepting the existence of the oral agreements would have a favorable accounting impact on FirstBank. The November 2004 agreement confirming the existence of the oral agreements was provided to the Company’s independent registered public accountants during the course of their audit of the Company’s 2004 consolidated financial statements.

The investigation found that the former CFO confirmed in writing to the Company’s independent registered public accountants the existence of the aforementioned oral agreements and that these statements were false. The former CFO, the Company’s former president, and the Company’s former chief executive officer also certified to the Company’s independent registered public accountants that there were no documents that would contradict the oral agreements and that the Company had performed a review of the Company’s records and an inquiry of its personnel in search of such evidence. The investigation found that the representations in this certification were false, and that the former CFO knew they were false, and the Company’s former president knew or should have known that they were false. The investigation found that the Company’s former chief executive officer wholly relied on his subordinates in connection with the certification and did not inquire sufficiently about the factual basis for the certification. The November 2004 agreement allowed the Company at the time to maintain its prior accounting for the IO strips and to recognize a $4.3 million increase in the value of the IO strips. In January 2006, the Company announced that the Board of Directors determined that the Company’s former chief executive officer was ineligible for any bonus or other incentive compensation for 2005 as a result of the Board of Directors’ dissatisfaction with certain aspects of the Company’s former chief executive officer’s oversight of the Company’s management, including his reliance on subordinates in providing information to the Company’s independent registered public accountants.

In December 2004 and March 2005, the Company entered into agreements with FirstBank to sell interest rate caps (“reference caps”). These reference caps had the effect of offsetting the economic impact of the caps on the variable interest rate payable to FirstBank in connection with LIBOR-based mortgage loan transactions entered into in December 2004 and March 2005, a grantor trust transaction in March 2005 and in certain pre-existing grantor trust transactions that had been capped pursuant to the purported oral agreements confirmed in November 2004, as described in the preceding paragraphs. All of these transactions were between subsidiaries of R&G Financial and FirstBank. The investigation determined that a discount from par on the December 2004 and March 2005 mortgage loan transactions and March 2005 grantor trust transaction funded the reference cap sales, which were set out in separate legal agreements. The investigation determined that the Company’s treatment of the mortgage loan transactions and the reference caps as two separate transactions had been discussed with the Company’s independent registered public accountants; however, the investigation did not find that the Company made its independent registered public accountants aware that the cost of the reference caps would be funded by the above-mentioned par discount. The Company accounted for, and after the restatement continued to account for, the reference caps as derivatives. The investigation determined that the December 2004 and March 2005 mortgage loan and grantor trust transactions were jointly negotiated and entered into at the same time in December 2004 and March 2005 as the reference caps.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the former CFO sought to obtain a legal opinion concluding that the Company’s LIBOR-based mortgage loan transfer transactions were true sales at law in keeping with customary practice for compliance with SFAS No. 140. The investigation found that in December 2003, the former CFO asked one of the Company’s outside legal counsel, who has since become the Company’s General Counsel, to provide the opinion. The investigation found that after significant legal research and analysis, this outside legal counsel informed the former CFO that he could not provide the requested opinion, did not believe that the transactions qualified as true sales at law, and believed that there would be a significant adverse impact on the Company’s consolidated financial statements should the transactions be recharacterized as secured borrowings. The investigation found that outside counsel subsequently informed the Company’s former chief executive officer in a brief conversation that he had been asked to provide a “true sale” opinion but could not, and that he was concerned that the Company had a problem. This outside legal counsel indicated the issue was not raised with the Company’s former chief executive officer again. During the investigation, the Company’s former chief executive officer denied that this conversation took place and stated that he was informed for the first time in 2006 that this outside legal counsel was consulted on true sale-related issues. The former chief executive officer’s denial that this conversation took place is contradicted by this outside legal counsel’s detailed recollection and detailed billing records. The investigation determined that this outside legal counsel’s concerns were never addressed because the former CFO was able to obtain “true sale” opinions from a second outside law firm after the filing of the Company’s 2003 Form10-K. The investigation found no evidence that either the former CFO or the Company’s former chief executive officer informed the Audit Committee or the Company’s independent registered public accountants of this outside legal counsel’s concerns.

Following the issuance of the Company’s 2003 Form 10-K in 2004 and continuing to mid-2005, the Company retained the second outside law firm to provide opinions regarding the true sale at law treatment of certain of its mortgage loan transfer transactions. The investigation determined that the second outside law firm provided certain of the “true sale” opinions to the Company prior to the satisfaction of all of the conditions that the second outside law firm had determined were necessary—and advised the former CFO and the former executive vice president of Premier Bank were required—in connection with the delivery of those opinions. For example, certain opinions did not disclose that they were being provided prior to the execution of amendments to various transaction documents that the second outside law firm had determined were necessary; other opinions were provided before the second outside law firm was provided with certain company records that the opinions represented had already been reviewed by the second outside law firm. The investigation found that a lawyer at the second outside law firm engaged in this practice as an accommodation to R&G Financial at the request of a former officer. The investigation determined that the former CFO was also aware that certain opinions were provided by this second outside law firm before the execution of certain confirmation letters, which were referred to in those opinions as if they had already been executed. The Company provided the Company’s independent registered public accountants with copies of these opinions in connection with their 2004 audit. The Company’s independent registered public accountants were not made aware that the second outside law firm had established certain conditions that needed to be satisfied in order for this firm to issue certain opinions or that certain opinions had been provided prior to the satisfaction of these conditions. Based on the findings of the investigation, the Company terminated its relationship with the second outside law firm. During the restatement, the Company retained new outside law firms to review each of its mortgage loan transfer transactions. Such outside law firms were not able to opine with respect to a number of transactions that (i) a court in Puerto Rico would reach the conclusion that the mortgage loan transfers were true sale transactions and (ii) the mortgage loans would be outside the reach of creditors of the Company. The Company corrected its accounting to recharacterize those transactions that did not qualify for sale accounting treatment as secured borrowings.

The investigation found that, in July 2005, the former president of the Company and the former executive vice president of Premier Bank, in an attempt to convince Banco Santander that restructuring the LIBOR-based mortgage loan transactions between the Company and Banco Santander was in Banco Santander’s interest, asked the first outside counsel that had been consulted in December 2003 to prepare a memo concluding that the mortgage loan transactions between the two institutions did not qualify as true sales at law. The investigation determined that the former CFO was informed that this outside legal counsel had been asked to generate the memo, and then the former CFO informed the Company’s former chief executive officer. The investigation determined that the outside legal counsel was subsequently instructed by the former executive vice president of Premier Bank not to complete the memo due to the former CFO’s concern that the conclusions in the draft memo were inconsistent with the Company’s position at the time that these transactions were true sales at law.

Based on the results of the investigation, the Company decided to recharacterize a number of transactions with Doral Financial Corporation and Doral Bank (collectively “Doral”), including transactions occurring during the fourth quarter of 2004. These transactions involved generally contemporaneous purchases and sales of mortgage loans to and from Doral where the amounts purchased and sold, and other terms of the transactions, were nearly identical. The Company purchased an aggregate of approximately $530.0 million of loans and sold an aggregate of approximately $500.0 million of loans in these transactions, including $200.0 million of purchases and $200.1 million of sales and a recognition of corresponding gain on sale of $23.9 million, in the fourth quarter of 2004. In the Company’s originally filed Annual Report on Form 10-K for the year ended December 31, 2004, the Company generally described the transactions and indicated that, as part of its risk management activities, the Company might purchase variable yielding loans from the same counterparty to which it had sold variable yielding loans to achieve an economic hedge against loans sold to other counterparties at variable yields.

The Company’s decision to recharacterize the transactions described in the preceding paragraph followed the investigation’s determination that there was insufficient contemporaneous documentation to substantiate the Company’s business purpose for these transactions in light of the timing, certain terms of the transactions, and the similarity of the purchase and sale amounts. The investigation concluded that the Company entered into these transactions primarily to recognize gains on the sale of the mortgage loans and that the transactions appear to be an exchange of similar assets designed largely to allow both parties to book substantial gains at year end. The investigation determined that the Company’s senior management discussed a similar hypothetical transaction with the Company’s independent registered public accountants prior to entering into the first of these transactions with Doral in the fourth quarter of 2004 and that the independent registered public accountants had advised management that, among the factors required for sale accounting, the Company needed to have a business purpose for the transactions. These transactions were reported to the Company’s Board of Directors.

On January 28, 2005, the Federal Home Loan Bank of New York (the “FHLBNY”) sent a memorandum to its Puerto Rico member institutions, including the Company, and to various law firms, including the second outside law firm that the Company had engaged to provide “true sale” opinions. In this memorandum, the FHLBNY raised concerns regarding whether the terms and conditions of fixed rate mortgage loan sale transactions among its Puerto Rico member institutions qualified those transactions for sale accounting treatment, and therefore whether loans purchased in such transactions could be used by member institutions as collateral for FHLBNY advances. The memorandum identifies Premier Bank as one of the two most active sellers of loans having the terms that the FHLBNY questioned. However, certain members of the Company’s senior management understood that the FHLBNY was primarily concerned with specific loans sold by and to other member institutions and pledged as collateral to FHLBNY, the assignability of loans sold in such transactions, and the qualification of such loans as collateral for FHLBNY advances. The investigation determined that the Company’s senior management did not analyze the accounting impact of this memorandum, did not fully appreciate the concerns raised in the memorandum by the FHLBNY as those concerns related to the Company’s own transactions and accordingly did not provide the memorandum to the Audit Committee or to its independent registered public accountant’s engagement team for the Company. As discussed above, the Company has since corrected its accounting to recharacterize a majority of its fixed rate mortgage loan transfers as secured borrowings.

On January 5, 2006, after discussing the results of the investigation to date, the Board of Directors requested the resignations of Joseph Sandoval, Ramón Prats and Mario Ruiz from their positions with the Company and its affiliates. Mr. Sandoval, a director and officer of various Company subsidiaries, had been previously removed from his positions as executive vice president and chief financial officer of the Company and placed on an indefinite leave of absence by the Board of Directors on August 24, 2005. Mr. Prats had been a Director, Vice Chairman of the Board of Directors and president of the Company, president of R&G Mortgage Corp. and R-G Premier Bank of Puerto Rico, and an executive officer and director of various other Company subsidiaries. Mr. Ruiz had been executive vice president of Premier Bank. The Board of Directors accepted the resignations of Ramón Prats and Mario Ruiz. When Joseph Sandoval’s resignation was tendered on terms other than those requested by the Board of Directors, Mr. Sandoval was terminated from his positions at the Company and its subsidiaries. The Company has also instituted a number of other internal controls to strengthen and reaffirm its commitment to transparency through effective corporate governance, a strong control environment, high ethical standards and financial reporting integrity.

Effective January 1, 2007, Mr. Galán resigned from his positions as President and Chief Executive Officer of the Company and as an officer of its subsidiaries. Mr. Galán continued as the Company’s Chairman of the Board until June 30, 2007 and remains a member of the Board of Directors. Effective January 1, 2007, Mr. Rolando Rodriguez, the President and Chief Executive Officer of R-G Crown Bank assumed the positions of President and Chief Executive Officer of R&G Financial and became a member of its Board of Directors.

The implementation of the Company’s succession plan at that time was the result of ongoing discussions that took place during 2006 between the Company’s Board of Directors and Mr. Galán. This change in management reflected (i) the efforts of Mr. Galán and the Board of Directors to provide for an orderly succession and (ii) the Board’s response to various developments since the April 2005 announcement that the Company would restate its consolidated financial statements, including the results of the investigation conducted by Fried Frank. Under the circumstances, and in view of the Company’s ongoing management succession discussions, the Board and Mr. Galán believed it would be in the Company’s best interests to initiate the management succession process at the start of 2007.

Internal Review

The internal review conducted by the Company in connection with the restatement included evaluations of, among others things:

•

The accounting for transfers of mortgage loans to and from other financial institutions and other private investors, including a transaction involving generally contemporaneous purchases and sales of mortgage loans from and to a local financial institution where the amounts purchased and sold, and other terms of the transactions, were nearly identical;

•	The accounting for transfers of commercial loan participations to and from other financial institutions;

•	The assumptions and processes used to calculate gains on sale of mortgage loans;

•	The accounting for securitizations of mortgage loans;

•	The assumptions, models and data used in the valuation of mortgage servicing rights and the capitalization, impairment and amortization of such assets;

•	The accounting for the recognition and deferral of loan origination fees and costs and related amortization;

•	The accounting for derivative financial instruments;

•	The accounting for investment securities, including amortization of premiums and accretion of discounts;

•	The accounting for real estate held for sale;

•	The accounting for lease obligations, including lessee’s involvement in asset construction and the recognition of rent expense under operating leases;

•	The accounting for the allowance for loan and lease losses;

•	The accounting for servicing-related advances and payments;

•	The accounting for mortgage loans held for sale, including classification and the lower of cost or market valuation allowance; and

•	The accounting for deferred taxes and the related provision for income taxes as a result of the effect of the restatement adjustments listed above.

The internal review included the evaluation of information and a number of transactions from January 1, 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The internal review extended beyond issues surrounding the valuation of R&G Financial’s portfolio of IO strips and the transfer of mortgage loans, and as a result the Company corrected the accounting of a number of items, as discussed below. In certain instances, the restatement includes adjustments identified in previous audits but not considered at the time to be material.

R&G Financial’s management believes that the scope of its internal review was sufficient to identify the issues of a material nature that could affect the Company’s consolidated financial statements. The ongoing investigation by the Securities and Exchange Commission (“SEC”) (see Note 25), however, could result in R&G Financial having to amend its public disclosures further.

The cumulative effect of the restatement through December 31, 2004 was a decrease to the Company’s retained earnings and capital reserves of $258.6 million, which includes a cumulative decrease of $164.0 million for 2002, 2003 and 2004 and $94.6 million related to periods prior to 2002.

In connection with the restatement, all the footnotes with the exception of Footnote 24 to the Company’s consolidated financial statements have been added, revised or restated.

Summary of Accounting Adjustments by Category

The Company has classified the accounting practices and related adjustments that were affected and recorded, respectively, by the restatement into several categories. The classification involves subjective judgments by management, and particular accounting errors may fall within more than one category. The cumulative impact of the changes to stockholder’s equity through December 31, 2004 is summarized as follows:

	Retained Earnings and Capital Reserves	Accumulated Other Comprehensive Income, Net	Total Stockholders’ Equity
Impact of accounting errors and corrections:
Accounting for loan transfers	$(237,353,281)	5,396,589	$(231,956,692)
Accounting for sale and securitization of mortgage loans and origination fees and costs	(70,954,622)	—	(70,954,622)
Accounting for mortgage servicing rights	(9,023,033)	—	(9,023,033)
Accounting for derivative financial instruments	(8,752,600)	8,632,780	(119,820)
Accounting for investment securities	(1,563,870)	14,206,351	12,642,481
Accounting for lease obligations	(84,174)	—	(84,174)
Accounting for allowance for loan and lease losses	2,142,003	—	2,142,003
Accounting for servicing-related advances and payments	(11,250,540)	—	(11,250,540)
Other accounting adjustments	(8,201,796)	—	(8,201,796)

Total pre-tax restatement adjustments	(345,041,913)	28,235,720	(316,806,193)

Income tax impact of pre-tax restatement adjustments	86,408,487	(8,021,708)	78,386,779

Total impact	$(258,633,426)	$20,214,012	$(238,419,414)

As discussed in more detail below, the Company has separately quantified the impact of various accounting adjustments on its 2004, 2003 and 2002 consolidated financial statements. The impact to stockholder’s equity for periods prior to 2002 is reflected in the Company’s consolidated financial statements as an adjustment to the beginning balance of stockholder’s equity as of January 1, 2002. The $68.9 million cumulative decrease in stockholder’s equity for periods prior to 2002 resulted primarily from the recharacterization as secured borrowings of mortgage loan transfers that were originally recorded as sales.

Annual Reconciliation of Previously Reported Statement of Income Information to Restated Figures

	Year ended December 31,
	2004	2003	2002
Net interest income, as previously reported	$230,931,183	$187,983,365	$153,088,779
Impact of accounting errors and corrections:
Accounting for loan transfers	$24,637,646	18,881,369	8,711,030
Accounting for sale and securitization of mortgage loans and origination fees and costs	84,261	1,960,357	(1,816,413)
Accounting for mortgage servicing rights	—	—	—
Accounting for derivative financial instruments	5,470,953	6,623,366	5,885,571
Accounting for investment securities	5,724,113	8,033,303	3,698,015
Accounting for lease obligations	597,021	32,548	—
Accounting for allowance for loan and lease losses	—	—	—
Accounting for servicing-related advances and payments	—	—	—
Other accounting adjustments	295,449	(3,029,514)	(2,322,039)
Reclassifications	—	—	—

Net interest income, as restated	$267,740,626	$220,484,794	$167,244,943

Provision for loan and lease losses, as previously reported	$25,395,537	$18,556,442	$18,020,000
Impact of accounting errors and corrections:
Accounting for loan transfers	—	—	—
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—	—
Accounting for mortgage servicing rights	—	—	—
Accounting for derivative financial instruments	—	—	—
Accounting for investment securities	—	—	—
Accounting for lease obligations	—	—	—
Accounting for allowance for loan and lease losses	(707,548)	(4,522,358)	(203,935)
Accounting for servicing-related advances and payments	—	—	—
Other accounting adjustments	—	—	—
Reclassifications	—	—	—

Provision for loan and lease losses, as restated	$24,687,989	$14,034,084	$17,816,065

Non-interest income, as previously reported	$227,754,120	$223,799,932	$149,170,621
Impact of accounting errors and corrections:
Accounting for loan transfers	(106,762,868)	(90,185,175)	(26,834,691)
Accounting for sale and securitization of mortgage loans and origination fees and costs	(5,501,821)	(1,781,050)	2,390,712
Accounting for mortgage servicing rights	8,369,617	19,802,738	(28,428,637)
Accounting for derivative financial instruments	(3,996,142)	(2,188,779)	(17,279,399)
Accounting for investment securities	674,323	291,409	1,828,508

	Year ended December 31,
	2004	2003	2002
Accounting for lease obligations	—	—	—
Accounting for allowance for loan and lease losses	—	—	—
Accounting for servicing-related advances and payments	—	—	—
Other accounting adjustments	(5,445,216)	(11,802,319)	(5,974,215)
Reclassifications	(45,746,942)	(61,528,248)	(42,034,279)

Non-interest income, as restated	$69,345,071	$76,408,508	$32,838,620

Annual Reconciliation of Previously Reported Statement of Income Information to Restated Figures, Continued

	Year ended December 31,
	2004	2003	2002
Non-interest expense, as previously reported	$221,642,980	$219,831,552	$159,237,885
Impact of accounting errors and corrections:
Accounting for loan transfers	8,172,039	2,093,993	1,789,767
Accounting for sale and securitization of mortgage loans and origination fees and costs	17,791,878	21,925,513	17,179,874
Accounting for mortgage servicing rights	2,363,462	81,574	2,183,534
Accounting for derivative financial instruments	—	—	—
Accounting for investment securities	—	—	—
Accounting for lease obligations	489,641	59,627	312,835
Accounting for allowance for loan and lease losses	4,394,030	982,559	796,695
Accounting for servicing-related advances and payments	(6,312,600)	3,415,326	4,281,582
Accounting for income taxes	—	—	—
Other accounting adjustments	(3,781,241)	(14,418,415)	(8,793,583)
Reclassifications	(45,746,942)	(61,528,248)	(42,034,279)

Non-interest expense, as restated	$199,013,247	$172,443,481	$134,954,310

Income taxes, as previously reported	$51,432,934	$42,371,738	$28,659,359
Impact of accounting errors and corrections	(30,328,646)	(21,773,683)	(22,833,996)

Income taxes, as restated	$21,104,288	$20,598,055	$5,825,363

Net income, as restated	$92,280,173	$89,817,682	$41,487,825

Basic earnings per common share, as previously reported	$2.82	$2.26	$1.67
Effect of adjustment	(1.33)	(0.81)	(1.12)

Basic earnings per common share, as restated	$1.49	$1.45	$0.55

Diluted earnings per common share, as previously reported	$2.81	$2.25	$1.66
Effect of adjustments	(1.32)	(0.81)	(1.12)

Diluted earnings per common share, as restated	$1.49	$1.44	$0.54

Annual Reconciliation of Previously Reported Statement of Financial Condition Information to Restated Figures

	December 31,
	2004	2003
Cash and cash equivalents, as previously reported	$329,848,157	$234,317,586
Impact of accounting errors and corrections:
Accounting for loan transfers	—	—
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	(83,278,922)	(59,388,394)
Reclassifications	—	—

Cash and cash equivalents, as restated	$246,569,235	$174,929,192

Investment securities, as previously reported	$3,948,466,054	$3,194,597,066
Impact of accounting errors and corrections:
Accounting for loan transfers	(126,743,860)	(57,780,458)
Accounting for sale and securitization of mortgage loans and origination fees and costs	(9,647,170)	(16,887,487)
Accounting for mortgage servicing rights	(2,538,091)	(2,736,086)
Accounting for derivative financial instruments	—	—
Accounting for investment securities	13,706,224	14,379,898
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	(274,869)	—
Reclassifications	13,903,959	2,514,071

Investment securities, as restated	$3,836,872,247	$3,134,087,004

Loans and leases, as previously reported	$5,450,674,036	$4,364,198,035
Impact of accounting errors and corrections:
Accounting for loan transfers	1,959,208,861	841,426,059
Accounting for sale and securitization of mortgage loans and origination fees and costs	(38,944,060)	(27,335,754)
Accounting for mortgage servicing rights	(331,416)	1,465,714
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	6,048,938	9,202,363
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	(5,556,308)	(2,328,928)
Reclassifications	—	—

Total loans and leases, as restated	$7,371,100,051	$5,186,627,489

Annual Reconciliation of Previously Reported Statement of Financial Condition Information to Restated Figures, Continued

December 31,
	2004	2003
Accrued interest receivable, as previously reported	$48,916,888	$42,527,079
Impact of accounting errors and corrections:
Accounting for loan transfers	14,009,933	6,694,712
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	—	—
Reclassifications	—	—

Accrued interest receivable, as restated	$62,926,821	$49,221,791

Servicing assets, as previously reported	$117,703,608	$119,610,359
Impact of accounting errors and corrections:
Accounting for loan transfers	(36,724,210)	(17,772,711)
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	(8,099,052)	(21,047,204)
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	—	—
Reclassifications	—	—

Servicing assets, as restated	$72,880,346	$80,790,444

Premises and equipment, net, as previously reported	$54,446,095	$42,781,589
Impact of accounting errors and corrections:
Accounting for loan transfers	—	—
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	20,594,288	16,317,920
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	(268,129)	(267,072)
Reclassifications	—	—

Premises and equipment, net, as restated	$74,772,254	$58,832,437

Annual Reconciliation of Previously Reported Statement of Financial Condition Information to Restated Figures, Continued

	December 31,
	2004	2003
Real estate held for sale, as previously reported	$—	$—
Impact of accounting errors and corrections:
Accounting for loan transfers	—	—
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	694,503	(512,929)
Reclassifications	21,115,454	19,954,113

Real estate held for sale, as restated	$21,809,957	$19,441,184

Goodwill, as previously reported	$53,528,350	$56,314,287
Impact of accounting errors and corrections:
Accounting for loan transfers	—	—
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	1,764,074	3,533,569
Accounting for derivative financial instruments	—	—
Accounting for investment securities	(1,269,355)	(1,269,355)
Accounting for lease obligations	757,691	757,691
Accounting for allowance for loan and lease losses	(3,906,935)	(3,906,935)
Accounting for income taxes	6,165,565	6,165,565
Other accounting adjustments	2,036,167	580,377
Reclassifications	—	—

Goodwill, as restated	$59,075,557	$62,175,199

Deferred tax assets, as previously reported	$—	$—
Impact of accounting errors and corrections	26,818,956	13,467,072

Deferred tax assets, as restated	$26,818,956	$13,467,072

Restricted cash, as previously reported	$—	$—
Impact of accounting errors and corrections:
Accounting for loan transfers	(735,202)	1,174,334
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—

Annual Reconciliation of Previously Reported Statement of Financial Condition Information to Restated Figures, Continued

	December 31,
	2004	2003
Other accounting adjustments	86,088,588	55,351,458
Reclassifications	—	—

Restricted cash, as restated	$85,353,386	$56,525,792

Other assets, as previously reported	$144,191,685	$106,339,077
Impact of accounting errors and corrections:
Accounting for loan transfers	(79,146,321)	(46,900,128)
Accounting for sale and securitization of mortgage loans and origination fees and costs	(1,104,065)	(1,217,164)
Accounting for mortgage servicing rights	97,795	97,795
Accounting for derivative financial instruments	—	53,994
Accounting for investment securities	45,411	2,028,711
Accounting for lease obligations	—	—
Accounting for income taxes	(2,421,012)	(1,844,578)
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	(5,642,926)	(4,875,312)
Other accounting adjustments	(5,518,696)	1,447,767
Reclassifications	22,070,002	14,385,404

Other assets, as restated	$72,571,873	$69,515,566

Total assets, as restated	$11,930,750,683	$8,905,613,170

Deposits, as previously reported	$4,238,862,931	$3,555,763,630
Impact of accounting errors and corrections:
Accounting for loan transfers	(12,039,198)	(5,093,195)

Annual Reconciliation of Previously Reported Statement of Financial Condition Information to Restated Figures, Continued

	December 31,
	2004	2003
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	(145,027)	(195,451)
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Other accounting adjustments	(1,612,253)	(11,495,627)
Reclassifications	(9,119,787)	(5,294,485)

Deposits, as restated	$4,215,946,666	$3,533,684,872

Secured borrowings, as previously reported	$—	$—
Impact of accounting errors and corrections:
Accounting for loan transfers	1,960,275,269	836,376,615
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	—	—

Secured borrowings, as restated	$1,960,275,269	$836,376,615

Other borrowings, as previously reported	$408,046,201	$157,670,451
Impact of accounting errors and corrections:
Accounting for loan transfers	—	—
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	4,639,175
Accounting for lease obligations	19,256,694	15,557,770
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	—	—
Reclassifications	(21,448,263)	(7,670,451)

Other borrowings, as restated	$405,854,632	$170,196,945

Accrued interest payable, as previously reported	$—	$—
Impact of accounting errors and corrections:
Accounting for loan transfers	7,136,769	2,827,542

Annual Reconciliation of Previously Reported Statement of Financial Condition Information to Restated Figures, Continued

	December 31,
	2004	2003
Accounting for sale and securitization of mortgage loans and origination fees and costs	—	—
Accounting for mortgage servicing rights	—	—
Accounting for derivative financial instruments	—	—
Accounting for investment securities	—	—
Accounting for lease obligations	—	—
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	—	—
Other accounting adjustments	(82,360)	—
Reclassifications	14,314,316	9,524,343

Accrued interest payable, as restated	$21,368,725	$12,351,885

Other liabilities, as previously reported	$105,168,481	$13,432,756
Impact of accounting errors and corrections:
Accounting for loan transfers	6,453,052	14,477,169
Accounting for sale and securitization of mortgage loans and origination fees and costs	21,259,328	29,484,905
Accounting for mortgage servicing rights	(83,657)	(80,422)
Accounting for derivative financial instruments	264,847	905,378
Accounting for investment securities	(160,201)	(160,201)
Accounting for lease obligations	2,179,459	1,715,814
Accounting for allowance for loan and lease losses	—	—
Accounting for servicing-related advances and payments	5,607,614	11,034,355
Accounting for income taxes	(47,823,270)	(39,129,445)
Other accounting adjustments	3,818,743	6,846,952
Reclassifications	162,298,294	147,310,702

Other liabilities, as restated	$258,982,690	$185,837,963

Total liabilities, as restated	$11,313,580,045	$8,314,897,373

Stockholders’ equity, as previously reported	$855,590,052	$750,352,627
Impact of accounting errors and corrections:
Accounting for loan transfers	(237,353,281)	(124,528,299)
Accounting for sale and securitization of mortgage loans and origination fees and costs	(70,954,622)	(74,925,309)
Accounting for mortgage servicing rights	(9,023,033)	(18,605,790)
Accounting for derivative financial instruments	(8,752,600)	(13,175,131)
Accounting for investment securities	(1,563,870)	(14,553,378)
Accounting for lease obligations	(84,174)	(197,973)
Accounting for allowance for loan and lease losses	2,142,003	5,295,428
Accounting for servicing-related advances and payments	(11,250,540)	(15,909,667)
Accounting for income taxes	86,408,487	66,369,418
Accounting for derivative financial instruments, investment securities and income taxes impacting other comprehensive income	20,214,012	31,062,917
Other accounting adjustments	(8,201,796)	(469,046)
Reclassifications	—	—

Stockholders’ equity, as restated	$617,170,638	$590,715,797

Effect of Restatement Adjustments on the Beginning Balance of Stockholders’ Equity on January 1, 2002

	Retained Earnings and Capital Reserves	Accumulated Other Comprehensive Income, Net	Total Stockholders’ Equity

Beginning balance, as previously reported	$241,626,340	$1,927,219	$459,120,587
Impact of accounting errors and corrections:

Accounting for loan transfers	(53,744,793)	980,124	(52,764,669)
Accounting for sale and securitization of mortgage loans and origination fees and costs	(9,393,403)	—	(9,393,403)
Accounting for mortgage servicing rights	(4,138,181)	—	(4,138,181)
Accounting for derivative financial instruments	(3,268,170)	7,272,355	4,004,185
Accounting for investment securities	(21,813,541)	22,851,017	1,037,476
Accounting for lease obligations	148,360	—	148,360
Accounting for allowance for loan and lease losses	2,881,446	—	2,881,446
Accounting for servicing-related advances and payments	(9,866,232)	—	(9,866,232)
Other accounting adjustments	(6,917,181)	—	(6,917,181)
Income tax impact of pre-tax restatement adjustments	11,472,162	(5,335,290)	6,136,872

Beginning balance adjustments	(94,639,533)	25,768,206	(68,871,327)

Beginning balance, as restated	$146,986,807	$27,695,425	$390,249,260

Following is a summary, by category, of each of the principal accounting adjustments made in connection with the restatement. This summary should be read in conjunction with the section “Background to Restatement,” which appears at the beginning of this Note 1 to the consolidated financial statements.

Accounting for Loan Transfers

Loan Transfer Transactions Recharacterized as Secured Borrowings. As part of its normal operations, the Company transferred mortgage loans in bulk transactions to financial institutions, private investors and government sponsored entities. The Company also securitized mortgage loans under various government sponsored entities’ programs. These transactions started prior to 2000 but increased in frequency and size during 2002 and subsequent years. All of the transfers of mortgage loans were originally accounted for as sales in which the Company recognized the related gain on sale, primarily as a result of recognition of a mortgage servicing asset and, in certain transactions, an IO strip. In addition, the Company participated with other financial institutions in the granting of commercial loans to various borrowers. These participations were accounted for as sales of commercial loan participations.

As part of the restatement process, the Company re-evaluated all mortgage and commercial loan transfers to determine if such transactions qualified for sale accounting under the provisions of SFAS No. 140. Based on the analysis performed, the Company determined that the existence of certain provisions in various of the Company’s loan sale documents and side agreements were incompatible with the requirements for accounting for the transactions as sales. The Company also determined that certain generally simultaneous mortgage loan sales and purchases lacked contemporaneous documentation to substantiate the business purpose of these transactions in light of the timing and similarity of the purchase and sale amounts, and other terms of the transactions. As a result, the Company concluded that certain mortgage and commercial loan transfers did not qualify as sales under SFAS No. 140 and should have been recorded as secured borrowings.

The following is a summary of the effects of the recharacterization of the purported loan sale transactions as secured borrowings on the consolidated financial statements:

1.	Re-recognize the loans transferred at their then carrying value (unpaid principal balance adjusted for deferred loan origination fees and costs and unamortized premiums and discounts), initially record these loans as held for investment or held for sale and subsequently account for these loans depending on their classification.

2.	Recognize the cash received from the lender as a borrowing collateralized by the related loans. In certain cases, a premium or discount on the secured borrowing was recognized for the difference between the cash received and the unpaid principal balance of the loans transferred.

3.	Reverse any gain or loss recognized on the transfer of the loans and de-recognize any other assets (mortgage servicing asset (“MSR”), IO strips) or liabilities (recourse obligation) recorded in the purported sale. Reverse the income and amortization, impairment and other adjustments of these other assets and liabilities. As a result of these recharacterizations, the Company’s restated audited consolidated financial statements no longer reflect any IO strips.

4.	As applicable, reverse servicing advances recorded subsequent to the loan transfer, pursuant to timely payment provisions of certain servicing agreements.

5.	Recognize the interest earned and principal collected on the loans and the principal paid and the interest incurred on the secured borrowings.

6.	Recognize within interest expense the amortization of premiums or accretion of discounts on the secured borrowings.

The cumulative impact of the revised accounting treatment of these loan transfers as secured borrowings as of December 31, 2004 and 2003 was (i) an increase in the Company’s mortgage loans held for sale portfolio, excluding any necessary adjustment related to deferred loan origination fees and direct costs, of $2.0 billion and $841.4 million, respectively; (ii) an increase in installment loan category of the Company’s loans and leases receivable, net portfolio of $6.5 million and $9.0 million, respectively; (iii) an increase in secured borrowings of $2.0 billion and $836.4 million, respectively; and (iv) a decrease of $237.4 million in pre-tax income through December 31, 2004. This includes cumulative decreases in pre-tax income of $183.7 million for 2002, 2003 and 2004 and $53.7 million for periods prior to 2002. The impact on pre-tax earnings was principally attributable to the reversal of gains on sale previously recognized and the reversal of subsequent valuation and amortization adjustments related to MSRs and IO strips that have been de-recognized as part of the recharacterizations.

Loan Purchase Transactions Recharacterized as Secured Loans. As part of its normal operations, the Company purchased mortgage loans from other financial institutions. In addition, the Company participated with other financial institutions in the funding of commercial loans to various borrowers. All of these transactions were accounted for as either purchases of mortgage loans or commercial loan participations.

As part of the restatement process, the Company re-evaluated all purchases of mortgage loans and commercial loan participations to determine if such transactions qualified as sales by the transferor under the provisions of SFAS No. 140. The Company determined that certain generally simultaneous mortgage loan sales and purchases lacked contemporaneous documentation to substantiate the business purpose of the transactions in light of the timing and similarity of the purchase and sale amounts, and other terms of the transactions. The Company also determined that the existence of certain provisions in the commercial loan participation agreements was incompatible with the requirements for accounting for the transactions as sales by the transferor. As a result, the Company concluded that certain of these purchases of mortgage loans and commercial loan participations did not qualify as sales by the transferor under SFAS No. 140 and should have been recorded as secured commercial loans to the related financial institution.

As a result of the recharacterization of the loan purchase transactions, loans in the commercial and financial category of the Company’s loans and leases receivable, net portfolio include loans receivable from financial institutions amounting to $345.4 million and $173.1 million at December 31, 2004 and 2003, respectively, which were previously classified in the real estate — mortgages ($306.8 million and $139.3 million at December 31, 2004 and 2003, respectively) and real estate — construction and development ($38.6 million and $33.8 million at December 31, 2004 and 2003, respectively) categories.

Additionally, as part of the Company’s normal sale and securitization process, some of the mortgage loans collateralizing these commercial loans to financial institutions were subsequently sold or securitized in transactions (mainly to government sponsored entities) that met the sale criteria under SFAS No. 140. The Company determined that since the underlying mortgage loans represented collateral pledged to it, an obligation to return the collateral must be recorded pursuant to the provisions of SFAS No. 140.

At December 31, 2004, no obligation to return collateral was recorded, as the transfer qualified as a sale, and the Company de-recognized the commercial loan to the related financial institution and recorded the purchase of mortgage loans. At December 31, 2003, the effect of recording the obligation to return collateral was an increase in the commercial and financial loans category of $10.8 million and a corresponding increase in other liabilities for the same amount.

Accounting for Sale and Securitization of Mortgage Loans and Origination Fees and Costs

Accounting for and Calculation of Gain or Loss on Sale. The Company failed to account for the sale or securitization of mortgage loans as required by SFAS No. 140. The Company did not (i) allocate the carrying amount of the mortgage loans between the assets sold, if any, and the retained interest (mortgage servicing rights), if any, based on their relative fair values at the date of the sale, (ii) recognize any other assets obtained and liabilities incurred (recourse obligations) at fair value and (iii) properly recognize gain or loss on the sale. Furthermore, the Company incorrectly recognized gain on sale of mortgage loans in securitizations where the Company retained all or a portion of the resulting securities. In addition and as a result of certain restatement adjustments, in particular those related to the accounting for loan origination fees and costs and the accounting for mortgage servicing rights, the calculation of the gain or loss on sale of mortgage loans had to be corrected.

To correct these misapplications of generally accepted accounting principles (“GAAP”), the Company recalculated the gain or loss on the mortgage loan transfers that qualified for sale accounting using the relative fair market value methodology, incorporating the appropriate carrying value of the mortgage loans and the fair value of the assets obtained and liabilities incurred as required under SFAS No. 140.

Obligation for Loans Sold with Recourse. Securitizations and sales of mortgage loans are often done on a recourse basis. This means that the Company retains part of the credit risk associated with such loans after the securitization or sale. In the past, the Company recorded an obligation for loans sold with recourse assuming that defaulted loans would be repurchased and computed additional charges to its estimated obligation applying the same methodology used to determine the allowance for loan and lease losses for its on-balance sheet loan portfolio. The Company determined that the previous methodology was a misapplication of GAAP because the Company is required to record such recourse obligations at fair value in accordance with SFAS No. 140. As a result, the Company corrected its method to recognize the fair value of its recourse obligations by estimating the amount that the Company would be required to pay a third-party in order to be relieved of its obligation under the contracts. The obligation for loans sold with recourse is included as part of other liabilities in the consolidated statements of financial condition and the related charges to expenses are included as part of net gain on loan sales and fees in the consolidated statements of income. For securitization transactions in which the Company retained the resulting securities, the carrying value of the security was increased for the effect of recognizing the recourse obligation. The Company now amortizes its recourse obligation following a systematic and rational amortization method, compares this amortized amount to an estimated contingent liability and records the higher of the two amounts.

Accounting for Certain Defaulted Loans. Under the Government National Mortgage Association (“GNMA”) securitization program, the Company, as servicer, has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA-guaranteed mortgage-backed security when certain delinquency criteria are met. Historically, the Company brought back onto its books as assets only those loans for which it actually exercised the repurchase options at the repurchase date.

This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. Under GAAP, at the point in time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over the loans and must bring them back onto the Company’s books as assets at fair value regardless of whether the Company intends to exercise the buy-back option. A corresponding liability would also be recorded. If the underlying mortgage loans subsequently become current and the delinquency criteria are therefore no longer met, the Company must again de-recognize the mortgage loans and associated liability because it no longer has the unconditional right to exercise the option and therefore no longer has effective control over the assets.

The Company determined the amount of defaulted loans that are subject to the repurchase option and recognized the loans and a corresponding liability for each of the periods being restated. The net effect of correcting the accounting for this repurchase option was an increase in the Company’s mortgage loans held for sale portfolio of $17.8 million and $23.7 million as of December 31, 2004 and 2003, respectively, with a corresponding liability recorded as part of other liabilities in the consolidated statements of financial condition. This correction had no impact on the Company’s consolidated statement of income.

Accounting for the Deferral and Recognition of Loan Origination Fees and Costs. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases,” establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. The statement addresses the recognition and the balance sheet classification of nonrefundable fees and costs associated with lending activities.

Historically, the Company determined the net deferred fees or costs for each loan based on actual fees collected and standard costs established for each type of loan. The method used by the Company to account for loan origination fees and costs lacked a sufficient level of precision to reflect the specific deferrable costs permissible under GAAP for the various loan types. In addition, the Company amortized its deferred loan fees and costs using methods of amortization other than the effective interest method, which is required under GAAP, and certain deferred amounts were not written off when the loans were repaid or sold. Accordingly, the Company determined that the method used to defer and recognize loan origination fees and costs was not in compliance with GAAP. To correct this misapplication of GAAP, the Company updated its cost studies to reflect only those costs permitted to be deferred by GAAP, calculated an updated net deferred balance, re-amortized such amounts following the effective interest method and wrote off deferred amounts for repaid or sold loans.

The cumulative effect of the adjustments related to the corrections described above on the Company’s pre-tax income through December 31, 2004 was a decrease of $71.0 million. This includes cumulative decreases of $61.6 million for 2002, 2003 and 2004 and $9.4 million for periods prior to 2002. This excludes the cumulative effect of the amortization of the premium resulting from the recourse obligation included in the carrying value of securities retained by the Company. The effect of this amortization has been included in the cumulative effect of accounting for investment securities.

Accounting for Mortgage Servicing Rights

Mortgage servicing rights represent the estimated present value of the projected future cash flows (mainly servicing fees, late fees and escrow earnings, net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. Historically, the Company determined the initial fair value of its servicing assets related to Puerto Rico mortgages based on a market multiple calculation purporting to reflect prices paid for comparable servicing assets and for servicing assets related to U.S. mainland mortgages through a valuation performed by a third-party vendor. In addition, the Company’s stratification of such servicing assets was not in conformity with the requirements of SFAS No. 140, which requires stratification based on predominant risk characteristics, while the Company’s strata were defined based on originator and product type.

As part of the restatement process, the Company revised the valuation process and modeling assumptions for its MSRs. This included a systematic review of all of the processes and assumptions used in the MSR valuation, including a reassessment of prepayment rate estimates by benchmarking the Company’s historical prepayment experience to prepayment activity in the market. In addition, the reassessment included a review of discount rates considering the risk characteristics of the portfolio as well as the way in which the Company stratified its portfolio for purposes of assessing impairment. The Company also reviewed certain purchases of MSRs in which expenses related to the transactions were incorrectly capitalized as part of the servicing asset.

As a result of this review, the Company revised many of its previous processes and assumptions used to value, amortize and evaluate its MSRs for impairment. The Company changed the MSR stratum to distinguish between the two geographic locations (Puerto Rico and the U.S. mainland) and include loan groupings by loan size (conforming or jumbo), product type and mortgage coupons to more completely reflect the predominant risks of its servicing portfolio. The prepayment rate process, including prepayment curves and benchmarking forecasts, was changed, in the case of the Puerto Rico mortgage servicing portfolio, to reflect differences between Puerto Rico and U.S. mainland prepayments. The restated value of the Company’s servicing assets portfolio also reflects the derecognition of certain servicing assets as a result of the recharacterization of certain mortgage loan transfers as secured borrowings, as discussed above.

The cumulative effect of adjustments related to the accounting for MSRs on the Company’s pre-tax income through December 31, 2004 was a decrease of $9.0 million. This includes cumulative decreases of $4.9 million for 2002, 2003 and 2004 and $4.1 million for periods prior to 2002.

Accounting for Loans Held For Sale

SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” provides guidance on when an entity should classify and account for mortgage loans that are held for sale. As part of its normal operations, the Company periodically transferred mortgage loans from its loans held for investment portfolio. The Company did not consistently consider or document, as part of its accounting classifications, its intent and ability to either make such mortgage loans readily available for sale in the secondary market or to hold such loans for the foreseeable future or until maturity, as required by GAAP. To correct this misapplication of GAAP, the Company identified its transfers of mortgage loans that had been part of its loans and leases receivable, net (held for investment) portfolio and reclassified such loans transferred as mortgage loans held for sale from the origination or purchase of the relevant mortgage loan.

The effect of properly recording such loans as loans held for sale was an increase in the other mortgage loans held for sale category and a corresponding decrease in the real estate mortgages category of the Company’s loans and leases receivable, net portfolio of $1.2 billion and $1.1 billion at December 31, 2004 and 2003, respectively.

Accounting for Derivative Financial Instruments

Historically, the Company entered into several interest rate swaps and designated these interest rate swaps as cash flow hedges for certain of the Company’s financial instruments using the short-cut method of assessing effectiveness. Under the short-cut method, the Company recognized the fair value of the interest rate swaps in its statements of financial condition with the resulting unrealized gain or loss, net of tax, recorded in accumulated other comprehensive income with no ineffectiveness recognized in the statements of income. In order to use this method of accounting, SFAS No. 133, “Accounting for Derivative Financial Instruments,” required the Company to develop contemporaneous documentation supporting the designation of these swaps as cash flow hedges and the related determination to use the short-cut method.

The Company determined that its documentation did not support the accounting for the interest rate swaps as cash flow hedges under the short-cut method. Accordingly, changes in the fair value of the interest rate swaps should have been recognized in income on a current basis. To correct this misapplication of GAAP, the Company adjusted accumulated other comprehensive income and recognized a trading gain (loss) for the changes in the fair value of the interest rate swaps.

The cumulative effect of the adjustments related to the accounting for derivative financial instruments on the Company’s pre-tax income through December 31, 2004 was a decrease of $8.8 million. This includes cumulative decreases of $5.5 million for 2002, 2003 and 2004 and $3.3 million for the periods prior to 2002.

Accounting for Investment Securities

Amortization of Premiums and Accretion of Discounts. The Company historically amortized premiums and accreted discounts related to investment securities into interest income over the life of the related securities using a method believed to approximate the interest method. The Company determined that this method was not in conformity with GAAP, which requires that premiums be amortized and discounts be accreted into interest income over the terms of the securities using the effective interest method.

The cumulative effect of correcting these errors related to accounting for investment securities was a decrease in the Company’s pre-tax income through December 31, 2004 of $1.6 million. This includes a cumulative increase of $20.2 million for 2002, 2003 and 2004 and a cumulative decrease of $21.8 million for periods prior to 2002. This includes the cumulative effect of the amortization of the premium resulting from the recourse obligation included in the carrying value of securities retained by the Company.

Valuation of Investment Securities. The Company has historically used quotes from brokers and market makers and prices provided by Bloomberg L.P. to establish and recognize the fair value of the investment securities portfolio. The Company determined that an error occurred when compiling the fair values of certain investment securities in 2003, and as such has corrected the fair value in that year. This correction had no impact on the Company’s consolidated statement of income but resulted in a decrease in other comprehensive income, net of income taxes, of $5.2 million.

Accounting for Lease Obligations

Lessee Involvement During Asset Construction. Emerging Issues Task Force (“EITF”) Issue No. 97-10, “Effect of Lessee Involvement in Asset Construction,” establishes the accounting for when a lessee is involved on behalf of an owner-lessor with the construction of an asset and could be considered the owner, for accounting purposes, of the asset during the construction period. This EITF issue sets forth several criteria that would be considered in determining the owner of the asset during construction.

The Company evaluated the accounting guidance in EITF Issue No. 97-10 and determined that it would be considered the owner, for accounting purposes, of the R&G Financial Tower (the Company’s corporate headquarters) being developed by an affiliate. To correct this misapplication of GAAP, the Company recognized in premises and equipment the cost of the asset being constructed with a corresponding finance obligation of $19.3 million and $15.6 million at December 31, 2004 and 2003, respectively, recognized in other borrowings.

Rent Expense. Historically, the Company recognized the rent expense related to its operating lease agreements that contain rent escalation and holiday provisions based on the actual scheduled monthly payments without taking into consideration such provisions. SFAS No. 13, “Accounting for Leases,” requires recognition of rent expense on operating leases with fixed-rate rent escalation and holiday clauses on a straight line basis over the lease term.

The Company determined that the method used to account for rental charges on operating leases with scheduled rent increases was not consistent with the provisions of SFAS No. 13. To correct this error, the Company recognized rent expense by applying the straight-line method over the lease term (including lengthening of the lease term for lease renewals that are “reasonably assured”). The difference between rent expense and the amount actually paid during a period is credited or charged to a deferred rent obligation account, included as part of other liabilities in the consolidated statements of financial condition.

Leasehold Improvements Amortization. Historically, the Company amortized leasehold improvements over the estimated useful life of the improvement. SFAS No. 13 requires leasehold improvements to be amortized over the shorter of the lease term or the estimated useful life of the asset. The Company determined that the method used to amortize leasehold improvements was not consistent with the provisions of SFAS No. 13. To correct this error, the Company recognized amortization of leasehold improvements over the shorter of the lease term or the estimated useful life of the asset.

The cumulative effect of correcting the accounting for lease obligations was a decrease of $84,000 in pre-tax income through December 31, 2004. This includes cumulative decreases of $232,000 for 2002, 2003 and 2004 and a cumulative increase of $148,000 for periods prior to 2002.

Accounting for Allowance for Loan and Lease Losses

Historically, the Company’s mortgage subsidiary maintained an allowance for loan and lease losses related to loans held for sale that were delinquent or that had been repurchased pursuant to recourse obligations. However, according to GAAP the credit risk inherent in the mortgage loans held for sale portfolio should be considered as part of the lower of cost or market analysis under SFAS No. 65. To correct this misapplication of GAAP, the Company reversed all charges to the allowance for loan and lease losses allocated to its mortgage loans held for sale portfolio. As part of the restatement process, the Company also reassessed its allowance for loan and lease losses and determined that other adjustments were necessary to record an allowance for loans and lease losses based on an appropriate GAAP methodology that reflected the restated level of the loans and leases held for investment portfolio following the reclassification of certain mortgage loans from held for investment to held for sale.

The cumulative effect of the adjustments to the allowance for loan and lease losses as a result of the corrections described above was an increase of $2.1 million in pre-tax income through December 31, 2004. This includes a cumulative decrease of $800,000 for 2002, 2003 and 2004 and a cumulative increase of $2.9 million for periods prior to 2002.

Accounting for Servicing-Related Advances and Payments

Timely payment provisions of certain servicing agreements require the Company to advance scheduled payments of principal and interest, regardless of whether the Company receives such payments from the mortgagors.

As part of the restatement process and as a result of the recharacterization of certain mortgage loan transfers described above, the Company significantly reduced the servicing advances it had recorded. The only servicing advances which remain after the restatement process relate to those advances associated with loans transferred by the Company in transactions which met the requirements of SFAS No. 140 for sale accounting treatment.

Allowance for Bad Debts on Servicing Advances. Historically, the Company had not established an allowance for estimated probable losses from servicing advances to private investors and government sponsored entities. Instead, the Company analyzed and, if needed, recorded losses in connection with such advances upon liquidation of the related mortgage loan. The Company determined that the previous methodology was a misapplication of GAAP and corrected its methodology by estimating an allowance for bad debts related to the servicing advances at the end of each reporting period.

Reserve for Losses from Servicing-Related Payments. Under the timely payment provisions for servicing GNMA mortgage-backed securities, the Company makes monthly principal and interest payments to the holders of GNMA certificates, regardless of whether the Company receives corresponding payments on the mortgages underlying those certificates. GNMA regulations allow the Company to utilize, provided the Company meets certain criteria, excess cash from the custodial accounts to make such payments. The Company is required to reimburse the custodial account when the delinquent payments are received or the loan is repaid, including unpaid interest. These mortgage loans are FHA-insured loans for which the Company can recover the outstanding principal balances and up to 20 months of unpaid interest, depending on whether the Company meets certain criteria set forth by the FHA. Under the FHA regulations, the Company is required to perform the foreclosure process in accordance with prescribed timeframes. If the Company fails to comply with one or more of these time requirements, FHA curtails unpaid interest to the date of the earliest missed time requirement. Losses could result for any amount paid by the Company to the GNMA certificate-holders from the excess cash in the custodial account and not recovered upon liquidation of the mortgage loan in foreclosure or settlement of the FHA claim. Historically, the Company had not established a reserve for losses from these servicing-related payments. The Company determined that the previous methodology was a misapplication of GAAP and corrected its method by estimating a reserve for losses from these servicing-related payments at the end of each reporting period.

The cumulative effect of correcting the accounting for servicing-related advances and payments, including establishing a allowance for bad debts and a reserve for losses related to the advances and payments described above, was a decrease of $11.3 million in pre-tax income through December 31, 2004. This includes cumulative decreases of $1.4 million for 2002, 2003 and 2004 and $9.9 million for periods prior to 2002.

Other Accounting Adjustments

In addition to the adjustments described above, the Company identified other accounting errors that required additional corrections. These corrections relate to various aspects of the consolidated financial statements and are reflected in the restated results, including the following:

Real Estate Held for Sale. The Company determined that the method used to account for real estate held for sale was not in compliance with GAAP. Specifically, the Company did not properly record declines in fair value of its real estate held for sale subsequent to foreclosure.

Restricted Cash. The Company determined that certain funds subject to withdrawal and usage restrictions should be presented separately in the consolidated statements of financial condition as restricted cash instead of as part of cash and due from banks. Also, movements in restricted cash have been appropriately reported as investing activities instead of in the cash total in the consolidated statements of cash flows.

Other. The Company also determined that some adjustments previously identified but considered not to be material required correction.

The cumulative effect of these adjustments for the restatement period was a decrease to pre-tax income of $8.2 million through December 31, 2004. This includes cumulative decreases of $1.3 million for 2002, 2003 and 2004 and $6.9 million for periods prior to 2002.

Accounting for Income Taxes

Tax Adjustments Due to Accounting Corrections. As a result of the restatement, the cumulative effect on pre-tax income through December 31, 2004 is a decrease of $345.0 million. In light of this decrease in income, the Company’s cumulative income tax expense is reduced by approximately $86.4 million through December 31, 2004. The tax impact relates almost entirely to deferred taxes.

Consolidated Statements of Cash Flows

The previously issued consolidated statements of cash flows have also been restated, not only to reflect the accounting corrections as described above, but to correct the classification and presentation of certain cash flow items. The classification and presentation errors primarily related to the following: (i) the classification of changes in notes payable and other borrowings which were previously presented as an operating activity instead of as a financing activity; (ii) the classification of payments of debt issue costs which were previously presented as an operating activity ((decrease) increase in other assets) instead of as a financing activity; (iii) the classification of proceeds from the sale of real estate held for sale which were previously presented as an operating activity ((decrease) increase in other assets) instead of as an investing activity; (iv) the classification of the deferral and amortization of loan origination fees and costs which were previously presented as an investing activity (net origination of loans) instead of as an operating activity; and (v) the presentation of unsettled securities transactions as an operating activity ((increase) decrease in other liabilities) instead of excluding such transaction as a non-cash activity.

Reclassifications

The previously issued consolidated financial statements have been subject to certain reclassifications to conform to the presentation in the accompanying consolidated financial statements. The following is a description of such reclassifications:

Consolidated Statements of Financial Condition:

•	Reclassification to present certain investments within other investment securities, at cost instead of including them within other assets.

•	Reclassification to present accounts receivable, including advances to investors, net within other assets instead of as a separate asset.

•	Reclassification to present real estate held for sale as a separate asset instead of including it within other assets.

•	Reclassification to present deferred taxes as a separate item instead of including them within other assets or other liabilities, as applicable.

•	Reclassification to present fair value of derivative assets within other assets instead of net within other liabilities.

•

Reclassification to present accrued interest payable as a separate liability instead of including it within deposits and other liabilities, except for accrued interest payable on securities sold under agreements to repurchase which was reclassified to be presented within the related liability.

•	Reclassification to present working capital lines of credit within notes payable instead of including them within other borrowings.

•	Reclassification to present accounts payable and accrued liabilities within other liabilities instead of as a separate liability.

Consolidated Statements of Income:

•	Reclassification to present interest income from investment securities as either tax-exempt, taxable or dividends.

•	Reclassification to separately present interest income from trading securities.

•	Reclassification to present recourse provisions within net gain on sale of loans instead of within non-interest expenses.

•	Reclassification to present insurance commissions, broker-dealer commissions and fees, service charges and other commissions separately in non-interest income.

•

Reclassification to present taxes, other than payroll and income taxes, advertising, professional services, communication and information systems, and depreciation and amortization separately in non-interest expense.

•

Reclassification to present interest loss from servicing activities and impairment charges on servicing asset as a reduction of servicing income in non-interest income instead of presenting it as part of non-interest expenses.

•

Reclassification to present amortization and impairment of mortgage servicing rights as a reduction of servicing income in non-interest income instead of presenting it as part of non-interest expenses.

None of the reclassifications described above affected stockholders’ equity, net income or earnings per share.

Other Matters

Industry Segments

As part of the restatement, the Company corrected its industry segment classifications to appropriately reflect the manner in which financial information is analyzed. Historically, the Company disclosed three major reportable segments: Banking, Mortgage Banking and Other, which included insurance agency and broker-dealer activities. During the restatement process and after re-evaluation of the reportable segments, management determined to disclose as separate segments insurance agency and broker-dealer activities. Consequently, changes to the composition of reportable segments were necessary. Refer to Note 31 “Industry Segments” to the consolidated financial statements for additional details regarding the Company’s reportable segments.

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2004
	Previously Reported	Reclassifications	Adjustments	As Restated
Interest income:
Loans and leases	$296,414,324	$—	$86,138,986	$382,553,310
Investment securities:
Exempt	—	24,715,755	301,187	25,016,942
Taxable	—	125,406,108	(10,390,830)	115,015,278
Dividends	—	2,633,488	—	2,633,488
Trading securities	—	4,184,461	(1,824,808)	2,359,653
Money market and other	32,381,532	(28,694,455)	—	3,687,077
Mortgage-backed securities	128,245,357	(128,245,357)	—	—

Total interest income	457,041,213	—	74,224,535	531,265,748

Interest expense:
Deposits	101,498,842	—	50,423	101,549,265
Securities sold under agreements to repurchase	60,758,812	—	(3,547,101)	57,211,711
Notes payable	3,629,461	—	590,663	4,220,124
Advances from Federal Home Loan Bank	44,338,659	—	(2,061,669)	42,276,990
Secured borrowings	—	—	43,801,258	43,801,258
Other borrowings	15,884,256	—	(1,418,482)	14,465,774

Total interest expense	226,110,030	—	37,415,092	263,525,122

Net interest income	230,931,183	—	36,809,443	267,740,626
Provision for loan and lease losses	25,395,537	—	(707,548)	24,687,989

Net interest income after provision for loan and lease losses	205,535,646	—	37,516,991	243,052,637

Non-interest income:
Net gain on loan sales and fees	175,465,075	(4,252,454)	(156,690,639)	14,521,982
Net gain on sales of securities available for sale	(5,087,936)	1,088,449	10,620,284	6,620,797
Servicing income (loss), net	37,099,201	(42,626,006)	21,085,380	15,558,575
Trading losses	(16,875,923)	24,595	13,341,078	(3,510,250)
Insurance commissions	—	13,043,661	—	13,043,661
Broker-dealer commissions	—	5,686,592	—	5,686,592
Fees, service charges and other commissions	—	15,852,440	(1,204,441)	14,647,999
Other income	—	2,589,484	186,231	2,775,715
Commissions, fees and other	37,153,703	(37,153,703)	—	—

Total non-interest income	227,754,120	(45,746,942)	(112,662,107)	69,345,071

Non-interest expense:
Compensation and benefits	76,308,913	348,379	3,818,009	80,475,301
Taxes, other than payroll and income taxes	—	6,666,053	2,019,485	8,685,538
Advertising	—	18,713,280	—	18,713,280
Professional services	—	9,250,348	(51,834)	9,198,514
Communication and information systems	—	6,914,772	—	6,914,772
Occupancy and other office expenses	28,780,401	(9,860,852)	463,645	19,383,194

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2004
	Previously Reported	Reclassifications	Adjustments	As Restated
Depreciation and amortization	—	10,467,379	543,348	11,010,727
Impairment charges on servicing asset	14,057,933	(14,057,933)	—	—
Other general and administrative expenses	102,495,733	(74,188,368)	16,324,556	44,631,921

Total non-interest expense	221,642,980	(45,746,942)	23,117,209	199,013,247

Income before income taxes	211,646,786	—	(98,262,325)	113,384,461
Income taxes	51,432,934	—	(30,328,646)	21,104,288

Net income	$160,213,852	$—	$(67,933,679)	$92,280,173

Net income per common share:
Basic	$2.82	$—	$(1.33)	$1.49

Diluted	$2.81	$—	$(1.32)	$1.49

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2003
	Previously Reported	Reclassifications	Adjustments	As Restated
Interest income:
Loans and leases	$231,225,163	$—	$51,753,166	$282,978,329
Investment securities:
Exempt	—	32,716,380	(69,444)	32,646,936
Taxable	—	106,066,497	3,126,195	109,192,692
Dividends	—	3,600,742	—	3,600,742
Trading securities	—	3,001,573	389,578	3,391,151
Money market and other	31,847,509	(30,279,452)	(27,289)	1,540,768
Mortgage-backed securities	115,105,740	(115,105,740)	—	—

Total interest income	378,178,412	—	55,172,206	433,350,618

Interest expense:
Deposits	91,822,797	—	(2,443,512)	89,379,285
Securities sold under agreements to repurchase	51,012,915	—	(3,465,778)	47,547,137
Notes payable	6,855,872	—	(1,407,732)	5,448,140
Advances from Federal Home Loan Bank	40,276,267	—	—	40,276,267
Secured borrowings	—	—	26,469,073	26,469,073
Other borrowings	227,196	—	3,518,726	3,745,922

Total interest expense	190,195,047	—	22,670,777	212,865,824

Net interest income	187,983,365	—	32,501,429	220,484,794
Provision for loan and lease losses	18,556,442	—	(4,522,358)	14,034,084

Net interest income after provision for loan and lease losses	169,426,923	—	37,023,787	206,450,710

Non-interest income:
Net gain on loan sales and fees	147,106,717	(1,582,501)	(112,840,989)	32,683,227
Net gain on sales of securities available for sale	885,390	1,992,236	(1,517,500)	1,360,126
Servicing income (loss), net	48,165,802	(61,502,848)	31,480,126	18,143,080
Trading losses	(1,099,180)	(528,304)	(2,459,871)	(4,087,355)
Insurance commissions	—	11,267,637	—	11,267,637
Broker-dealer commissions	—	3,669,773	—	3,669,773
Fees, service charges, and other commissions	—	12,229,696	(400,574)	11,829,122
Other income	—	1,667,266	(124,368)	1,542,898
Commissions, fees and others	28,741,203	(28,741,203)	—	—

Total non-interest income	223,799,932	(61,528,248)	(85,863,176)	76,408,508

Non-interest expense:
Compensation and benefits	63,584,878	108,226	5,702,954	69,396,058
Taxes, other than payroll and income taxes	—	6,064,175	1,769,100	7,833,275
Advertising	—	15,072,339	—	15,072,339
Professional services	—	6,265,843	142,290	6,408,133
Communication and information systems	—	6,901,144	—	6,901,144

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2003
	Previously Reported	Reclassifications	Adjustments	As Restated
Occupancy and other office expenses	24,760,933	(9,223,001)	165,856	15,703,788
Depreciation and amortization	—	9,911,790	(107,227)	9,804,563
Impairment charges on servicing asset	37,689,863	(37,689,863)	—	—
Other general and administrative expenses	93,795,878	(58,938,901)	6,467,204	41,324,181

Total non-interest expenses	219,831,552	(61,528,248)	14,140,177	172,443,481

Income before income taxes	173,395,303	—	(62,979,566)	110,415,737
Income taxes	42,371,738	—	(21,773,683)	20,598,055

Net income	$131,023,565	$—	$(41,205,883)	$89,817,682

Net income per common share:
Basic	$2.26	$—	$(0.81)	$1.45

Diluted	$2.25	$—	$(0.81)	$1.44

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2002
	Previously Reported	Reclassifications	Adjustments	As Restated
Interest income:
Loans and lease	$180,786,462	$—	$31,982,620	$212,769,082
Investment securities:
Exempt	—	43,921,112	(98,847)	43,822,265
Taxable	—	97,443,539	3,211,505	100,655,044
Dividends	—	3,497,989	—	3,497,989
Trading securities	—	3,916,969	454,838	4,371,807
Money market and other	36,890,942	(35,596,417)	—	1,294,525
Mortgage-backed securities	113,183,192	(113,183,192)

Total interest income	330,860,596	—	35,550,116	366,410,712

Interest expense:
Deposits	88,349,204	—	(2,296,810)	86,052,394
Securities sold under agreements to repurchase	51,121,320	—	(3,301,837)	47,819,483
Notes payable	6,789,480	—	315,359	7,104,839
Advances from Federal Home Loan Bank	31,511,813	—	—	31,511,813
Secured borrowings	—	—	25,512,875	25,512,875
Other borrowings	—	—	1,164,365	1,164,365

Total interest expense	177,771,817	—	21,393,952	199,165,769

Net interest income	153,088,779	—	14,156,164	167,244,943
Provision for loan and lease losses	18,020,000	—	(203,935)	17,816,065

Net interest income after provision for loan and lease losses	135,068,779	—	14,360,099	149,428,878

Non-interest income:
Net gain on loan sales and fees	83,742,960	(4,015,062)	(38,012,638)	41,715,260
Net gain on sales of securities available for sale	982,404	2,297,855	(477,730)	2,802,529
Servicing income (loss), net	47,201,833	(41,676,286)	(17,488,262)	(11,962,715)
Trading losses	812,768	—	(17,756,124)	(16,943,356)
Insurance commissions	—	7,570,526	—	7,570,526
Broker-dealer commissions	—	701,607	—	701,607
Fees, service charges, and other commissions	—	8,846,474	(329,113)	8,517,361
Other income	—	671,263	(233,855)	437,408
Commissions, fees and other	16,430,656	(16,430,656)	—	—

Total non-interest income	149,170,621	(42,034,279)	(74,297,722)	32,838,620

Non-interest expense:
Compensation and benefits	45,244,376	213,872	7,423,915	52,882,163
Taxes, other than payroll and income taxes	—	5,191,878	1,615,203	6,807,081
Advertising	—	11,339,225	—	11,339,225
Professional services	—	4,133,155	353,812	4,486,967
Communication and information systems	—	4,776,161	—	4,776,161

	Year Ended December 31, 2002
	Previously Reported	Reclassifications	Adjustments	As Restated
Occupancy and other office expenses	19,630,898	(6,552,371)	464,861	13,543,388
Depreciation and amortization	—	7,463,042	(105,742)	7,357,300
Impairment charges on servicing asset	21,018,039	(21,018,039)	—	—
Other general and administrative expenses	73,344,572	(47,581,202)	7,998,655	33,762,025

Total non-interest expenses	159,237,885	(42,034,279)	17,750,704	134,954,310

Income before income taxes	125,001,515	—	(77,688,327)	47,313,188
Income taxes	28,659,359	—	(22,833,996)	5,825,363

Net income	$96,342,156	$—	$(54,854,331)	$41,487,825

Net income per common share:
Basic	$1.67	$—	$(1.12)	$0.55

Diluted	$1.66	$—	$(1.12)	$0.54

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION – ASSETS

	December 31, 2004
	Previously Reported	Reclassifications	Adjustments	As Restated
Assets
Cash and cash equivalents:
Cash and due from banks	$158,696,789	$—	$(83,278,922)	$75,417,867
Securities purchased under agreements to resell	125,091,279	—	—	125,091,279
Time deposits with other banks	46,060,089	—	—	46,060,089

Cash and cash equivalents	329,848,157	—	(83,278,922)	246,569,235

Pledged investment securities that can be repledged by counterparties:
Securities held for trading, at fair value	15,678,886	—	(656,318)	15,022,568
Securities available for sale, at fair value	1,919,037,632	—	972,572,888	2,891,610,520
Securities held to maturity, at amortized cost	44,460,014	—	117,627	44,577,641

Total pledged investment securities that can be repledged	1,979,176,532	—	972,034,197	2,951,210,729

Other investment securities:
Securities held for trading, at fair value	88,873,643	—	(63,445,784)	25,427,859
Securities available for sale, at fair value	1,730,406,627	—	(1,033,452,062)	696,954,565
Securities held to maturity, at amortized cost	33,522,902	—	(359,467)	33,163,435
Other investment securities, at cost	116,486,350	13,903,959	(274,650)	130,115,659

Total other investment securities	1,969,289,522	13,903,959	(1,097,531,963)	885,661,518

Total investment securities	3,948,466,054	13,903,959	(125,497,766)	3,836,872,247

Loans and leases:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	—	—	1,123,869,104	1,123,869,104
Other mortgage loans held for sale, at lower of cost or market	323,775,676	—	2,056,002,685	2,379,778,361
Loans and leases receivable, net of allowance for loan and lease losses	5,126,898,360	—	(1,259,445,774)	3,867,452,586

Total loans and leases	5,450,674,036	—	1,920,426,015	7,371,100,051

Accounts receivable, including advances to investors, net	50,827,491	(50,827,491)	—	—
Accrued interest receivable	48,916,888	—	14,009,933	62,926,821
Servicing assets, net	117,703,608	—	(44,823,262)	72,880,346
Premises and equipment, net	54,446,095	—	20,326,159	74,772,254
Real estate held for sale	—	21,115,454	694,503	21,809,957
Goodwill	53,528,350	—	5,547,207	59,075,557
Deferred taxes	—	—	26,818,956	26,818,956
Restricted cash	—	—	85,353,386	85,353,386
Other assets	144,191,685	22,070,002	(93,689,814)	72,571,873

Total assets	$10,198,602,364	$6,261,924	$1,725,886,395	$11,930,750,683

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION – LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2004
	Previously Reported	Reclassifications	Adjustments	As Restated
Liabilities
Deposits:
Non interest-bearing deposits	$451,860,942	$—	$(12,334,856)	$439,526,086
Interest-bearing deposits	3,787,001,989	(9,119,787)	(1,461,622)	3,776,420,580
Federal funds purchased	30,000,000	—	—	30,000,000
Securities sold under agreements to repurchase	2,994,657,770	6,228,567	—	3,000,886,337
Notes payable	100,217,463	21,448,263	—	121,665,726
Advances from Federal Home Loan Bank	1,298,600,000	—	—	1,298,600,000
Secured borrowings, net	—	—	1,960,275,269	1,960,275,269
Other borrowings	408,046,201	(21,448,263)	19,256,694	405,854,632
Accrued interest payable	—	14,314,316	7,054,409	21,368,725
Accounts payable and accrued liabilities	167,459,466	(167,459,466)	—	—
Other liabilities	105,168,481	162,298,294	(8,484,085)	258,982,690

Total liabilities	9,343,012,312	6,261,924	1,964,305,809	11,313,580,045

Stockholders’ Equity
Preferred stock	213,000,000	—	—	213,000,000
Common stock	511,317	—	—	511,317
Additional paid-in capital	115,747,903	—	—	115,747,903
Retained earnings	498,955,841	—	(249,748,096)	249,207,745
Capital reserves	37,451,290	—	(8,885,330)	28,565,960
Accumulated other comprehensive income, net of income taxes	(10,076,299)	—	20,214,012	10,137,713

Total stockholders’ equity	855,590,052	—	(238,419,414)	617,170,638

Total liabilities and stockholders’ equity	$10,198,602,364	$6,261,924	$1,725,886,395	$11,930,750,683

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION – ASSETS

	December 31, 2003
	Previously Reported	Reclassifications	Adjustments	As Restated
Assets
Cash and cash equivalents:
Cash and due from banks	$114,915,916	$—	$(59,388,394)	$55,527,522
Securities purchased under agreements to resell	85,052,435	—	—	85,052,435
Time deposits with other banks	34,349,235	—	—	34,349,235

Cash and cash equivalents	234,317,586	—	(59,388,394)	174,929,192

Pledged investment securities that can be repledged by counterparties:
Securities held for trading, at fair value	6,558,434	—	—	6,558,434
Securities available for sale, at fair value	1,215,287,511	—	921,836,274	2,137,123,785
Securities held to maturity, at amortized cost	63,317,155	—	(1,150,027)	62,167,128

Total pledged investment securities that can be repledged	1,285,163,100	—	920,686,247	2,205,849,347

Other investment securities:
Securities held for trading, at fair value	31,797,046	—	357,830	32,154,876
Securities available for sale, at fair value	1,762,292,571	—	(988,405,927)	773,886,644
Securities held to maturity, at amortized cost	14,883,237	—	(300,596)	14,582,641
Other investment securities, at cost	100,461,112	2,514,071	4,638,313	107,613,496

Total other investment securities	1,909,433,966	2,514,071	(983,710,380)	928,237,657

Total investment securities	3,194,597,066	2,514,071	(63,024,133)	3,134,087,004

Loans and leases:
Mortgage loans held for sale, at lower of cost or market, pledge with creditors’ right to repledge	—	—	308,976,187	308,976,187
Other mortgage loans held for sale, at lower of cost or market	315,690,821	—	1,658,306,603	1,973,997,424
Loans and leases receivable, net of allowance for loan and lease losses	4,048,507,214	—	(1,144,853,336)	2,903,653,878

Total loans and leases	4,364,198,035	—	822,429,454	5,186,627,489

Accounts receivable, including advances to investors, net	38,194,429	(38,194,429)	—	—
Accrued interest receivable	42,527,079	—	6,694,712	49,221,791
Servicing assets, net	119,610,359	—	(38,819,915)	80,790,444
Premises and equipment, net	42,781,589	—	16,050,848	58,832,437
Real estate held for sale	—	19,954,113	(512,929)	19,441,184
Goodwill	56,314,287	—	5,860,912	62,175,199
Deferred taxes	—	—	13,467,072	13,467,072
Restricted cash	—	—	56,525,792	56,525,792
Other assets	106,339,077	14,385,404	(51,208,915)	69,515,566

Total assets	$8,198,879,507	$(1,340,841)	$708,074,504	$8,905,613,170

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION – LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2003
	Previously Reported	Reclassifications	Adjustments	As Restated
Liabilities
Deposits:
Non interest-bearing deposits	$394,272,559	$(683,323)	$4,740,396	$398,329,632
Interest-bearing deposits	3,161,491,071	(4,611,162)	(21,524,669)	3,135,355,240
Federal funds purchased	21,000,000	—	—	21,000,000
Securities sold under agreements to repurchase	2,220,795,000	5,124,700	—	2,225,919,700
Notes payable	192,258,942	7,670,451	—	199,929,393
Advances from Federal Home Loan Bank	1,129,600,000	—	—	1,129,600,000
Secured borrowings, net	—	—	836,376,615	836,376,615
Other borrowings	157,670,451	(7,670,451)	20,196,945	170,196,945
Accrued interest payable	—	9,524,343	2,827,542	12,351,885
Accounts payable and accrued liabilities	158,006,101	(158,006,101)	—	—
Other liabilities	13,432,756	147,310,702	25,094,505	185,837,963

Total liabilities	7,448,526,880	(1,340,841)	867,711,334	8,314,897,373

Stockholders’ Equity
Preferred stock	213,000,000	—	—	213,000,000
Common stock	510,663	—	—	510,663
Additional paid-in capital	115,017,394	—	—	115,017,394
Retained earnings	387,035,684	—	(186,058,825)	200,976,859
Capital reserves	25,102,630	—	(4,640,922)	20,461,708
Accumulated other comprehensive income, net of income taxes	9,686,256	—	31,062,917	40,749,173

Total stockholders’ equity	750,352,627	—	(159,636,830)	590,715,797

Total liabilities and stockholders’ equity	$8,198,879,507	$(1,340,841)	$708,074,504	$8,905,613,170

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$256,399,030	$(1,531,566,379)	$(1,275,167,349)
Net cash used in investing activities	(1,985,616,658)	465,567,799	(1,520,048,859)
Net cash provided by financing activities	1,824,748,199	1,042,108,052	2,866,856,251

	Year Ended December 31, 2003
	Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$224,682,251	$(1,253,025,715)	$(1,028,343,464)
Net cash used in investing activities	(1,966,701,449)	849,325,309	(1,117,376,140)
Net cash provided by financing activities	1,778,693,602	379,266,505	2,157,960,107

	Year Ended December 31, 2002
	Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$77,806,156	$(207,875,563)	$(130,069,407)
Net cash used in investing activities	(863,831,507)	147,839,687	(715,991,820)
Net cash provided by financing activities	825,943,935	56,024,524	881,968,459

2. REPORTING ENTITY, OPERATIONS AND LIQUIDITY

Reporting Entity

As of December 31, 2004, R&G Financial operated as a financial holding company, pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999, and was engaged in banking, mortgage banking, and insurance and securities brokerage through the following subsidiaries:

•

R-G Premier Bank of Puerto Rico (“Premier Bank”), a commercial bank chartered under the laws of the Commonwealth of Puerto Rico, its international banking division, R-G Premier Bank of Puerto Rico-International Branch, and its dormant subsidiary R&G International Bank, Inc.;

•

R&G Acquisition Holdings Corporation (“RAC”), a Florida corporation and savings and loan holding company that is the parent of R-G Crown Bank, FSB (“Crown Bank”), a Florida-based federal savings bank and its wholly owned subsidiary Continental Capital Corporation (“Continental”) a New York Banking Corporation;

•	R&G Mortgage Corp. (“R&G Mortgage”), a Puerto Rico mortgage banking corporation and its wholly owned subsidiary The Mortgage Store of Puerto Rico, Inc.;

•	R-G International Corporation, an international banking subsidiary chartered under the laws of the Commonwealth of Puerto Rico;

•	R-G Investments Corporation (“R-G Investments”), a Puerto Rico corporation and licensed broker-dealer; and

•

R-G Insurance Corporation (“R-G Insurance”), known as Home & Property Insurance Corp. until September 2005, a Puerto Rico corporation and insurance agency. Effective September 7, 2007, R-G Insurance became a subsidiary of Premier Bank. Refer to Note 22 for additional disclosures regarding the corporate reorganization.

In April 2002, RAC formed R&G Capital Trust I, a Delaware statutory business trust. R&G Capital Trust I then issued $25 million of trust preferred securities in a private placement. In December 2002, RAC formed R&G Capital Trust II, a Delaware statutory business trust, which issued $10 million of trust preferred securities in a private placement. In August 2003, RAC formed R&G Capital Trust IV, a Delaware statutory business trust, which issued $15 million of trust preferred securities in a private placement. In October 2003 and March 2004, the Company formed R&G Capital Trust III and R&G Capital Trust V, respectively, both Delaware statutory business trusts, each of which issued $100 million of trust preferred securities in public offerings. In addition, in November 2004, the Company formed R&G Capital Trust VI, a Delaware statutory business trust, which issued $125 million of trust preferred securities in a public offering. Each of these trusts used the proceeds of the issuance of the securities (together with the initial capitalization) to purchase subordinated notes of the Company. Those notes have identical payment terms to the trust preferred securities. The trusts are presented on an unconsolidated basis in conformity with FASB Interpretation (“FIN”) No. 46R, “Variable Interest Entities” and the subordinated notes are included within other borrowings in the consolidated statements of financial condition.

On May 20, 2007, the Company, RAC and Crown Bank entered into a stock purchase agreement for the sale of Crown Bank to Fifth Third Financial Corporation. Refer to Note 32 for further disclosures.

Effective October 10, 2006, the Company sold certain assets of the retail brokerage business of R-G Investments to UBS Financial Services Incorporated of Puerto Rico. Refer to Note 32 for further disclosures.

Operations

Premier Bank and Crown Bank provide a full range of banking services, residential, commercial and personal loans and a variety of deposit products. As of December 31, 2004, Premier Bank operated through thirty-three branches located mainly in the northeastern part of the Commonwealth of Puerto Rico. As of December 31, 2004, Crown Bank operated in Orlando and the Tampa/St. Petersburg metropolitan areas through fifteen full service branches. Premier Bank also provides private banking, trust and other financial services to its customers. As discussed in Note 22 to the consolidated financial statements, Premier Bank and Crown Bank are subject to the regulations of certain federal and local agencies, and undergo periodic examinations by regulatory agencies.

Crown Bank was also engaged in the business of originating Federal Housing Administration (“FHA”)-insured, guaranteed and privately insured first and second mortgage loans on residential real estate (1-4 families) in the States of New York, New Jersey, Connecticut and North Carolina through its wholly owned subsidiary Continental Capital Corporation, prior to the disposition of Continental in 2005.

R&G Mortgage is engaged primarily in the business of originating FHA-insured, Veterans Administration (“VA”)-guaranteed and privately insured first and second mortgage loans on residential real estate (1-4 families). R&G Mortgage pools FHA and VA loans into GNMA mortgage-backed securities and collateralized mortgage obligation (“CMO”) certificates for sale to permanent investors. Upon selling the loans, R&G Mortgage retains the rights to service the loans. R&G Mortgage is, as of December 31, 2004, a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC” and collectively with GNMA and FNMA, “GSE”) servicer of conventional loans. Refer to Note 32 for further information regarding the status of certain of R&G Financial’s mortgage banking licenses. During 2006, The Mortgage Store of Puerto Rico, Inc. was liquidated and merged into R&G Mortgage.

For further information regarding R&G Financial’s current status as a bank holding company, refer to Note 22 “Regulatory Requirements.”

Liquidity

Since the Company’s restatement announcement in April 2005 and as a result of the restatement process, deteriorating macroeconomic conditions in Puerto Rico, the weakening of the real estate and housing market in Florida, the restructuring of mortgage loan transfers initially recorded as sales and subsequently recharacterized as secured borrowings and the disruption of the secondary mortgage market for the sale of mortgage loans, among other factors, the Company has faced a number of financial challenges that have had a material adverse effect on the Company’s liquidity, financial condition and results of operations. As a result, the Company expects its results of operations for 2005, 2006 and 2007 to be significantly lower than those reported for 2004.

In addition, although the Company continues to have adequate capital and has been able to satisfy its contractual obligations, its access to capital resources has been adversely affected by a number of factors related to the restatement process. These factors include the Company’s inability to timely file its annual and quarterly reports with the SEC, delisting of its common stock from the NYSE, successive downgrades in the credit ratings of the Company and its securities and the termination of commitments to sell non-conforming mortgage loans in the local market. During the restatement process, the Company has relied on, as its principal sources of liquidity, brokered deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities, warehousing lines of credit and sales of mortgage loans in the secondary market to agencies or U.S. financial institutions.

Upon the closing of the sale of Crown Bank to Fifth Third Financial Corporation, the Company anticipates having sufficient funds available to meet its near-term liquidity and capital needs. The Company’s liquidity, however, is subject to the unpredictability of the outcomes of the shareholder and other legal and regulatory proceedings described in Note 25. The Company is also a guarantor under R&G Mortgage’s warehousing lines of credit which terminated on October 31, 2007. The Company is in the process of negotiating short-term extensions of these credit facilities but can give no assurance it will be able to obtain such extensions under either or both of its credit facilities, or to obtain certain waivers, further described below, that the Company would need if it is able to obtain such extensions. Additionally, the Company expects that until it has filed its Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006 and resolved its ongoing legal and regulatory proceedings, it will have limited access to financing arrangements or other external sources of liquidity. The Company is evaluating various alternatives to provide additional liquidity and capital. Failure to consummate or any significant delay in the consummation of the sale of Crown Bank, acceleration or a demand for payment of any outstanding amounts by the lenders under either of the credit facilities or a failure to obtain extensions of the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition and could result in banking regulators placing further restrictions on the Company’s operations and its banking subsidiaries or taking actions that could have a material adverse effect on the value of the Company’s preferred and common stock.

3. SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the significant accounting policies:

Basis of Consolidation

The Company consolidates those entities in which it holds a controlling financial interest, which is typically measured as a majority of the outstanding common stock. However, in certain situations, a voting interest may not be indicative of control, and in those cases, control is measured by other factors. Variable interest entities (“VIEs”), certain of which are also referred to as special-purpose entities (“SPEs”), are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. A company is deemed to be the “primary beneficiary”, and thus required to consolidate a VIE, if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, that will receive a majority of the VIE’s expected residual returns, or both. A “variable interest” is a contractual, ownership or other interest that varies with changes in the fair value of the VIE’s net assets. “Expected losses” and “expected residual returns” are measures of variability in the expected cash flows of a VIE. The Company is not the primary beneficiary of any VIEs.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The accounting policies that have a significant impact on the Company’s consolidated financial statements and that require the most judgment include those relating to the assumptions underlying the determination of the allowance for loan and lease losses, determination and recognition of sale accounting, recognition and valuation of mortgage servicing rights, valuation of goodwill and other intangibles, valuation of securities and derivatives, recognition and valuation of recourse obligations and valuation of deferred taxes, among others. Actual results could differ from those estimates. Management believes that these estimates are reasonable.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, securities purchased under agreements to resell and time deposits with other banks. Cash equivalents consist of debt instruments with an initial term of three months or less. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes certain funds that are subject to withdrawal and usage restrictions. At December 31, restricted cash was as follows:

	2004 (As Restated)	2003 (As Restated)
Collateral for borrowings and derivatives	$28,969,935	$20,603,029
Mortgage appraisal and escrow accounts	31,458,744	31,876,945
FRB reserve requirements	22,633,000	2,004,000
Insurance agency fiduciary cash	2,291,707	2,041,818

Total Restricted Cash	$85,353,386	$56,525,792

Securities Purchased Under Agreements to Resell

The Company purchases securities under agreements to resell the same or substantially the same securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the consolidated statements of financial condition. It is the Company’s policy to take possession of the securities that collateralize such advances. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. These transactions are carried at the amounts at which transactions will be settled. The securities underlying the agreements are not recorded in the asset accounts of the Company because the counterparties retain effective control of such securities. The Company generally has the right to repledge the securities received as collateral.

Investment Securities

Investments in debt and marketable equity securities are classified at the time of acquisition based on management’s intention into one of three categories and accounted for as follows: (i) Held to maturity—debt securities which the Company has a positive intent and ability to hold to maturity. These securities are carried at amortized cost; (ii) Trading—debt and marketable equity securities that are bought and held, principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized holding gains and losses included in earnings; (iii) Available for sale—debt and marketable equity securities not classified as either held-to-maturity or trading. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of equity until realized. For securities without quoted prices, fair value represents quoted market prices received from third-party intermediaries for comparable instruments. In certain other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting appropriate degrees of risk. Realized and unrealized changes in market value of securities held for trading are recorded as part of trading gains (losses) in the period in which the changes occur.

Other investment securities include shares of the Federal Home Loan Bank and other non-marketable equity securities. These other investment securities are recorded at cost.

Investment security transactions are recorded on a trade-date basis, except for securities underlying forward purchases and sales contracts that are not exempt from the requirements of SFAS No. 133 which are recorded on contractual settlement date. At the end of the period, unsettled purchase transactions exempt from the requirements of SFAS No. 133 are recorded as part of the Company’s investment portfolio and as a payable, while unsettled sale transactions are deducted from the company’s investments portfolio and recorded as a receivable. Realized gains and losses are determined on a specific identification method.

Premiums are amortized and discounts are accreted over the life of the related security as an adjustment to yield primarily using the effective interest method. If a prepayment occurs on a security, any related premium or discount is recognized as an adjustment to yield in the period in which the prepayment occurs. Dividend and interest income are recognized when earned.

R&G Financial reviews securities for other-than-temporary impairment whenever the security’s fair value is less than its amortized cost. Impairment is evaluated considering a number of indicators, which include the severity of the decline in fair value, credit ratings and the length of time the investment has been in an unrealized loss position.

In addition, R&G Financial may recognize impairment when qualitative factors indicate that the Company may not recover the unrealized loss. When evaluating the impairment indicators and qualitative factors, R&G Financial considers its intent and ability to hold the investments until market price recovery and whether evidence indicating the cost of the investment is recoverable out weighs evidence to the contrary. When a security is deemed to be impaired, the cost basis of the security is written down to fair value, with a corresponding recognition of a realized loss in the period in which the other-than-temporary impairment is determined. The security cost basis is not changed to reflect subsequent recoveries in fair value.

Mortgage Loans Held For Sale

Mortgage loans intended for sale in the secondary market are carried at the lower of cost or estimated market value, computed in the aggregate. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which the change occurs. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated with the individual loans. Loans that are more than 120 days delinquent are valued based on a discounted cash flow model that projects expected cash flow from the recovery of the collateral. See “Loans and Leases Receivable” below for a description of the Company’s accounting policies regarding recognition of interest income and discontinuation of such recognition.

Loan origination fees and direct loan origination costs on loans held for sale are deferred as an adjustment to the carrying basis of the loans until sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized to interest income during the period that such loans are classified as held for sale.

Loans and Leases Receivable

Loans are stated at their outstanding principal balance adjusted for deferred loan origination fees and direct loan origination costs, less unearned interest and an allowance for loan and lease losses. Loan origination and commitment fees and related direct loan origination costs are deferred and the net amount is amortized over the term of the loan as an adjustment of yield primarily using the interest method.

Interest on loans is credited to income based on the loan principal outstanding at stated interest rates. Recognition of interest is discontinued when loans are 90 days or more in arrears on payment of principal or interest or when other factors indicate that collection of interest or principal is doubtful. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. The amortization of deferred loan origination fees and costs ceases when the loan is designated as non-accruing. All interest accrued but not collected for loans designated as non-accruing is reversed against interest income. The interest on these loans is accounted for on a cash-basis until qualifying for return to accrual. Loans are not reinstated to accrual status until all principal and interest contractually due is brought current and no other factors indicative of doubtful collection exist.

Discounts and premiums on purchased mortgage loans are accreted or amortized to income over the remaining term of the loans as an adjustment to interest income using the effective interest method. When a loan is paid off or sold, any unamortized net deferred fee (cost) is credited, or charged, to income.

The Company provides lease financing loans to individual and corporate customers to finance the acquisition of motor vehicles or business equipment. The finance method of accounting is used to recognize revenue on lease financing contracts that meet the criteria specified by SFAS No. 13. Aggregate rental payments due over the term of the leases, less unearned income, are included in loans and leases receivable, net. Unearned income is amortized using a method that results in approximately level rates of return on the principal amounts outstanding. Lease financing loan origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to yield.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at levels that are adequate to absorb probable credit losses inherent in the loan and lease portfolio as of the date of the consolidated financial statements. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan and lease losses that reflect the assessment of credit risk considering all available information. It is the policy of the Company to maintain an allowance for estimated losses on loans and leases held for investment based on a number of quantitative and qualitative factors. These factors include levels and trends of past due and non-accrual loans, levels and trends in assets classifications, change in volume and mix of loans and collateral value. Quantitative factors used to assess the adequacy of the allowance for loan and lease losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan and lease loss experience and the Company’s loan underwriting policies as well as a management’s judgment and experience. The Company periodically reviews the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. In developing this assessment, the Company relies on estimates and exercises judgment in assessing credit risk. Depending on changes in circumstances, future assessments of credit risk may yield materially different results from the estimates, and such differences may require an increase or a decrease in the allowance for loan and lease losses. The allowance for loan and lease losses is subject to review by banking regulators. The Company’s primary bank regulators conduct regular examinations of the allowance for loan and lease losses and make assessments regarding the adequacy and the methodology employed in its determination.

The allowance for loan and lease losses is increased by provisions for loan and lease losses. Losses are charged and recoveries are credited to the allowance account at the time the loss is assessed or recovery is received.

The Company employs estimation tools for measuring credit risk that are used in developing an appropriate allowance for loan and lease losses. The allowance for loan and lease losses consists of (i) a formula-based component for the loan and lease portfolio (excluding impaired commercial loans) including an adjustment for historical loss variability, (ii) specific allowances for impaired commercial loans and (iii) an unallocated component. The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses is available to absorb losses in the loan portfolio. The Company’s principal focus, therefore, is on the adequacy of the total allowance for loan and lease losses.

The formula-based component of the allowance for loan and lease losses is based on estimates of the average losses observed for the loan and lease portfolio. Average losses are computed using the annualized historical rate at which loans have defaulted. The formula-based loss component includes additional amounts to establish reasonable ranges that consider observed historical variability in losses. Factors the Company may consider in setting these amounts include, but are not limited to, industry-specific data, portfolio-specific risks or concentrations, and macroeconomic conditions.

Specific allowances for loans and leases are established for impaired loans. Evaluation of impairment applies to all loans, uncollateralized as well as collateralized, except for (i) large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as credit card, residential mortgage, and consumer installment loans, (ii) loans that are measured at fair value or at the lower of cost or fair value, for example, in accordance with SFAS No. 65, or other specialized industry practice, and (iii) leases as defined in SFAS No. 13. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company considers commercial loans over $500,000 for individual impairment evaluation. A specific allowance is established for the difference between the loan’s carrying amount and, either, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The unallocated component of the Company’s allowance for loan and lease losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The amount of this component and its relationship to the total allowance for loan and lease losses may change from one period to another.

Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan and lease losses may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. The Company’s amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Company’s control and future losses may exceed current estimates. The Company provides an allowance to absorb losses that are both probable and reasonably quantifiable as well as for those that are not specifically identified but can be reasonably estimated.

As a matter of policy, the Company charges off against its allowance for loan and lease losses unsecured consumer loans delinquent over 120 days.

The Company does not maintain an allowance for losses associated with its portfolio of loans held for sale. Rather, the credit risk inherent in that portfolio is factored into the lower of cost or market analysis in valuing those loans.

Accounting for Transfer of Financial Assets

The Company recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when they are extinguished.

The Company accounts for the transfer of financial assets, mostly mortgage loans, depending on whether the transaction meets the following conditions: (1) the assets have been isolated from the Company – put presumptively beyond the reach of its creditors, even in bankruptcy or other receivership, (2) each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provides more than a trivial benefit to the Company, and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity, or (b) the ability to unilaterally cause the holder to return specific assets other than through a cleanup call.

The transfers of financial assets meeting the above criteria are accounted for as sales to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. As such, the Company derecognizes the assets sold, recognizes all the assets retained (mortgage servicing rights) by allocating the previous carrying amount between the assets sold and retained interests, if any, based on their relative fair values at the date of the transfer, recognizes all assets obtained and liabilities incurred (recourse obligation) based on their fair value and recognizes the related gain or loss on the transfer. The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool, the cost allocated to the security or loans sold (after attributing a portion of the cost to the retained interests) and the fair value of any obligation assumed by the Company.

From time to time, the Company sells mortgage loans subject to recourse provisions. Pursuant to these arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount of loans sold. The Company estimates the fair value of the obligation at the time of sale or securitization and such obligation is recognized as a reduction of the sale proceeds or, in the case of securitizations, in which the Company retains the resulting securities, allocated as a premium on the related security. The Company recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay a third-party in order to be relieved of its obligation under the contracts.

The transfers of financial assets not meeting the sale criteria under SFAS No. 140 are accounted for as secured borrowings – debt collateralized by mortgage loans. The mortgage loans transferred are not derecognized and the cash received is accounted for as a borrowing.

In cases where the Company securitizes mortgage loans into mortgage-backed securities with no consideration received other than the retention of a beneficial interest in the transferred assets, the Company recognizes the associated mortgage servicing right, and together with the previous carrying amounts, allocates it to the securities sold and retained, if any, based on the relative fair values at the date of the securitization. Any recourse obligation is recognized at fair value, increasing the carrying value of the security for such obligation. No gain or loss on the securitization of the mortgage loans is recognized until the securities are sold.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA’s prior authorization, the Company may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans and the loans are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over these loans and such loans must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option. A corresponding liability is also recorded as part of other liabilities.

Servicing Assets

Servicing assets arise from contractual agreements between the Company and investors in mortgage-backed securities and mortgage loans sold with servicing rights retained. In addition, a servicing asset arises when the Company purchases servicing rights from third parties. The value of the mortgage servicing asset is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing function typically includes: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans.

The Company capitalizes servicing rights arising as a result of a transfer of mortgage loans either securitized or accounted for as a sale or as a result of separate bulk purchases of servicing rights. Purchased servicing assets are recognized at fair value, which is presumptively the price paid. Servicing assets retained are recognized by allocating a portion of the carrying amount of the mortgage loans to the mortgage servicing right at the time of sale or securitization, based on the relative fair values at such date. Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike market values of government securities and other highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in active securities markets. Quarterly, the Company uses a software developed by a third-party vendor to estimate the market value of its Puerto Rico mortgage servicing rights portfolio stratified by its predominant risk characteristics (loan size, loan type and mortgage coupon). Annually, the Company has an independent valuation specialist prepare a market valuation of its Puerto Rico mortgage servicing portfolio. Differences between the internally- and the externally-developed valuations are reconciled by the Company. For its U.S. mainland mortgage servicing portfolio, the Company uses the Mortgage Industry Advisory Company (“MIAC”), an independent valuation specialist, to prepare a market valuation. The stratification of the U.S. mainland mortgage servicing portfolio, consistent with the Puerto Rico mortgage servicing portfolio, is based on predominant risk characteristics. The valuation of the Company’s mortgage servicing portfolios is based on a static approach and incorporates two sets of assumptions: (1) market-derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.

Servicing assets are amortized over the estimated life of the underlying mortgage loans in proportion to and over the period of estimated net servicing income. A particular periodic amortization is calculated by applying to the carrying amount of the servicing asset the ratio of the net servicing income projected for the current period to total remaining net servicing forecasted income. Loan servicing fees, which are based on a percentage of the principal balance of the loans serviced, are credited to income as loan payments are collected.

Servicing assets are periodically evaluated for impairment given their sensitivity to prepayment risk. Impairment occurs when the current fair value of the servicing asset is less than its carrying value. If a servicing asset is impaired, the impairment is recognized in current-period earnings, against servicing income and the carrying value of the asset is adjusted through a valuation allowance. If the value of the servicing asset subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the asset is adjusted up to the amortized cost through a reduction in the valuation allowance. For purposes of performing the mortgage servicing asset impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics including geographic location (Puerto Rico and U.S. mainland), loan size (conforming or jumbo), product type and mortgage coupons. Annually, the Company prepares an impairment analysis to evaluate whether the loss in the value of its mortgage servicing asset, if any, was other-than-temporary by performing a sensitivity analysis that incorporates a simultaneous and parallel increase in interest rates. Quarterly, the Company evaluates whether the deterioration in market conditions that has caused impairment in the value of the MSRs warrants a formal other-than-temporary impairment analysis. When the recovery of the value is unlikely in the foreseeable future, a write-down of the assets in the stratum to its estimated recoverable value is charged to the valuation allowance, precluding any subsequent recovery. Mortgage servicing rights cannot be carried above their amortized cost.

Real Estate Held For Sale

Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any difference between the fair value less cost to sell and the unpaid principal balance is charged to the allowance for loan and lease losses or to earnings depending on the loan classification immediately prior to repossession. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount initially established at the date of foreclosure or fair value less cost to sell. Costs relating to the development and improvement of the property are capitalized, whereas those relating to holding the property including legal fees and other direct costs incurred in a foreclosure, are expensed as incurred. Revenues, including gain on sale, and expenses from operations and changes in the valuation allowance are included in net cost of operation of real estate held for sale in other general and administrative expenses.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of estimated useful life of each type of asset or the term of the lease. The lease term is defined as the contractual term plus lease renewals that are considered to be “reasonably assured.” Major additions and improvements which extend the life of the assets are capitalized, while repairs and maintenance are charged to expense.

The Company evaluates for impairment long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized for the difference, if any, between the discounted future cash flows and the carrying value of the asset.

Goodwill and Other Intangibles

Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of impairment.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that approximates the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets.

The Company’s impairment evaluations for the year ended December 31, 2004, indicated that approximately $2.4 million of the Company’s goodwill is impaired.

In addition, the Company has recorded as a deposit intangible the premium paid over the value of deposits acquired resulting from the purchases of certain branches in 1995 and 2002. The premium paid is being amortized over a 10 year period. The unamortized premium amounted to $1.7 million and $2.2 million at December 31, 2004 and 2003, respectively, and is included within other assets in the consolidated statements of financial condition. Amortization expense during 2004, 2003 and 2002 was $516,000, $577,000 and $477,000, respectively.

Securities Sold Under Agreements to Repurchase

The Company sells securities under agreements to repurchase the same or similar securities. The Company retains effective control over the securities pledged as collateral on these agreements. The securities underlying such agreements were delivered to, and are being held by, the dealers with whom the securities sold under agreements to repurchase were transacted. The dealers may have lent or otherwise disposed of such securities to other parties in the normal course of their operations, but have agreed to resell the Company the same or substantially the same securities at the maturities of the agreements. Accordingly, amounts received under these agreements represent short-term borrowings and the securities underlying the agreements remain in the Company’s asset accounts as pledged assets.

The Company, as well as the counterparties, monitor, the value of the securities pledged as collateral on these repurchase agreements. Additional collateral is provided when the market value of the securities pledged falls below the amounts lent by the counterparty. These additional securities are sometimes provided to cover market value shortfalls by counterparty and not necessarily by repurchase agreement.

Comprehensive Income

Comprehensive income includes net income and the unrealized gain or loss on securities available for sale, net of income taxes.

Derivative Financial Instruments

The Company is a limited user of derivative financial instruments but enters into derivative contracts, including interest rate swaps, caps, options and future contracts, to manage its interest rate exposure. The Company does not enter into derivative financial instruments for speculative purposes. Derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based upon an underlying asset, index, reference rate or other variable. Derivatives may be standardized contracts executed through organized exchanges or privately negotiated contractual agreements that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans and mortgage related securities.

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). At inception of a hedge transaction, the Company would formally document the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process would include identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring ineffectiveness. In addition, the Company would assess both, at the inception of the hedge and on a quarterly basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item, and whether the derivative is expected to continue to be highly effective.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in earnings. To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded as a separate component of other comprehensive income, net of income taxes. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized in earnings. Net interest settlements on derivatives designated as fair value or cash flow hedges are treated as an adjustment to the interest income or interest expense of the hedged assets or liabilities.

The Company discontinues hedge accounting prospectively when either it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is no longer probable that a forecasted transaction will occur; or management determines designation of the derivative as a hedging instrument is no longer appropriate. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted as an adjustment to yield over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, unrealized gains and losses that were accumulated in other comprehensive income are included in earnings in the same period when earnings are also affected by the hedged cash flow. The unrealized gains and losses are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction is not probable to occur.

Derivatives that do not meet the criteria for designation as a hedge at inception are recorded at fair value and presented as either assets or liabilities in the consolidated statements of financial condition. Derivatives in a net asset position are reported as part of other assets. Similarly, derivatives in a net liability position are reported as part of other liabilities. Gains and losses representing the cash interest settlements from the derivatives together with the unrealized fair value gains and losses are reported as part of trading gains (losses) in the consolidated statements of income.

The Company’s interest-bearing financial instruments could contain embedded derivatives such as interest rate caps, floors and put options. The accounting for these derivative instruments depends on whether the embedded derivative is clearly and closely related to the host contract. If the embedded derivative is clearly and closely related there would be no need to separate the embedded derivative from the host contract and account for it separately. Otherwise, the embedded derivative would be accounted for as a non-hedge derivative.

None of the Company’s derivatives at December 31, 2004 and 2003 are designated in hedge accounting relationships.

Income Taxes

The Company follows an asset and liability approach to the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Capital Reserve

The Banking Act of the Commonwealth of Puerto Rico, as amended, requires that a minimum of 10% of net income of Premier Bank be transferred to capital surplus until such surplus equals the sum of Premier Bank’s common and preferred stock and paid-in capital. Amounts transferred to the legal surplus account from retained earnings are not available for distribution to stockholders.

Stock Option Plan

As discussed in Note 23 below, the Company has adopted two stock option plans and granted stock options thereunder to certain employees. Compensation cost on employee stock option plans is measured and recognized for any excess of the quoted market price of the Company’s stock at the grant date over the stock option exercise price (intrinsic value-based method of accounting). Generally, stock options are granted with an exercise price equal to the face value of the stock at the date of the grant and, accordingly, no compensation cost is recognized. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosures.”

The fair value of options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The assumptions used for the grants issued during 2004 and 2003 were:

	2004 (As Restated)	2003 (As Restated)
Expected dividend yield	1.10%	1.43%
Expected life of options	5 yrs.	5 yrs.
Expected volatility	40.36%	44.78%
Risk-free interest rate	3.06%	2.95%

The weighted-average fair value of options granted during 2004 and 2003 was $10.80 and $8.87 per option, respectively. No options were granted during 2002.

The following table presents the pro forma amounts of the Company’s net income and earnings per share if compensation cost for the Company’s stock plans had been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, “Share Based Payments.”

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Net earnings as reported	$92,280,173	$89,817,682	$41,487,825
Pro-forma compensation expenses, net of tax	242,038	167,005	151,750

Net earnings – pro forma	$92,038,135	$89,650,677	$41,336,075

Basic earnings per share – as reported	$1.49	$1.45	$0.55

Basic earnings per share – pro forma	$1.49	$1.44	$0.54

Diluted earnings per share – as reported	$1.49	$1.44	$0.54

Diluted earnings per share – pro forma	$1.48	$1.44	$0.54

Insurance and Broker – Dealer Commissions and Fees

Insurance commissions and fees are recorded when related policies become effective. Insurance commissions related to additional premium and rate adjustments are recorded as those adjustments occur. Contingent insurance commissions are recorded on an accrual basis when the insurance company is notified of the amount to be received. Insurance commission income from advance business is deferred until the related policies become effective.

Broker-dealer commissions are recorded on a trade-date basis. Underwriting and advisory fees are recorded at the time the underwriting is completed and income is reasonably determinable.

Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Outstanding stock options granted under the Company’s stock option plans are included in the weighted average number of shares for purposes of the diluted earnings per share computation using the treasury stock method. No other adjustments are made to the computation of earnings per share to arrive at diluted earnings per share.

Recent Accounting Pronouncements

Accounting for Certain Loans and or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. This SOP does not apply to loans originated by the entity, and it prohibits both the creation and carryover of valuation allowances in the initial accounting of all loans acquired in a transfer within the scope of this SOP. The prohibition of the carryover applies to purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that the adoption of this SOP will not have a significant effect on its consolidated financial statements.

Application of Accounting Principles to Loan Commitments

On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments,” to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB No. 105. The Company records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. The Company does not currently include, and was not including, the value of mortgage servicing or any other internally-developed intangible assets in the valuation of its mortgage loan commitments. The adoption of SAB No. 105 did not have a significant impact on the Company’s financial condition or results of operations.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

The Emerging Issues Task Force (“EITF”) revisited Issue No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments,” regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the Financial Accounting Standards Boards (“FASB”) pending reconsideration of implementation guidance relating to securities that are impaired solely due to market interest rate fluctuations by FASB Staff Position No. 03-1-1. The contractual cash flows of the Company’s mortgage-backed securities are guaranteed by FNMA or GNMA. Because a decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF Issue No. 031-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP supersedes EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, SEC Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The Company believes that the adoption of this statement will not have a material effect on the consolidated financial statements.

Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The issue is how an enterprise should evaluate the aggregation criteria in paragraph 17 of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of SFAS No. 131.

In EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds,” the EITF reached a consensus that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of SFAS No. 131. The EITF agreed that the consensus in this issue should be applied for fiscal years ending after September 15, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of this EITF will not have a material effect on the Company’s consolidated financial statements.

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123(R) revising SFAS No. 123, “Share-Based Payments,” which superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement eliminates the alternative of using the intrinsic value method of accounting and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of awards (with limited exceptions). This statement is effective to all awards granted in interim periods beginning after June 15, 2005 and to awards modified, repurchased, or cancelled after that date. Management believes that the adoption of this statement will not have a significant effect on its consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met:

a.	The configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; or

b.	The entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged.

A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes that the adoption of this statement will not have a material effect on its consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. APB Opinion No. 20 previously required that such changes in accounting principle be reported as a change in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Servicing of Financial Assets

SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes by class of servicing asset or liability. Management is evaluating the impact that this recently issued accounting standard may have on its consolidated financial statements.

Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are: (1) quoted market prices for identical assets or liabilities in active markets; (2) observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact that this accounting pronouncement may have on its consolidated financial statements and disclosures.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157 and No. 107, “Disclosures about Fair Value of Financial Instruments.” The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management is evaluating the impact that this recently issued accounting standard may have on its consolidated financial statements.

Uncertainty in Income Taxes

In 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN No. 48 were effective for the Company beginning January 1, 2007. The Company is currently evaluating the effects of FIN No. 48, but based on the analysis performed at the time, management does not anticipate that its adoption will have a material impact on the consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 will not result in a material impact to the Company’s consolidated financial statements.

4. INVESTMENT SECURITIES

Securities Held for Trading

Investment securities held for trading consist of the following:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
MORTGAGE-BACKED SECURITIES HELD FOR TRADING:
FHLMC certificates	$24,452,441	$33,476,236
GNMA certificates	9,024,398	127,000

INVESTMENT SECURITIES HELD FOR TRADING:
Bank issued trust preferred securities	2,269,575	4,649,975
Preferred stock issued by other financial institutions	3,959,150	—
Mutual funds	608,254	5,125
Puerto Rico municipal securities	68,012	445,578
Other	68,596	9,397

Total	$40,450,426	$38,713,311

Net unrealized gains on trading securities amounted to approximately $2.4 million as of both December 31, 2004 and 2003. The weighted average yield on securities held for trading as of December 31, 2004 and 2003 was 7.15% and 7.81%, respectively.

Set forth below is a summary of the components of trading losses:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Net unrealized losses on securities	$583,894	$1,488,491	$153,126
Net realized and unrealized losses on derivative instruments	2,926,356	2,598,864	16,790,230

Total	$3,510,250	$4,087,355	$16,943,356

Securities Available for Sale

The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of securities available for sale as of December 31, 2004 and 2003 were as follows:

	2004 (As Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Collateralized mortgage obligations (CMO):
Due from one to five years	$1,931,209	$9,996	$—	$1,941,205	4.02%
Due from five to ten years	158,462,400	—	1,754,521	156,707,879	3.85%
Due over ten years	1,345,893,951	1,663,255	12,948,346	1,334,608,860	4.18%
CMO Residuals	3,418,260	916,021	568,421	3,765,860	18.68%

FHLMC certificates:
Due from one to five years	903,445	18,645	—	922,090	5.26%
Due from five to ten years	61,167,378	590,636	539,830	61,218,184	4.24%
Due over ten years	268,020,274	13,622,002	78,619	281,563,657	6.39%

FNMA certificates:
Due from one to five years	176,382	8,589	—	184,971	6.43%
Due from five to ten years	256,294,160	2,097,277	1,168,024	257,223,413	4.20%
Due over ten years	287,963,683	5,773,437	571,203	293,165,917	5.04%

GNMA certificates:
Due from one to five years	2,562,545	105,539	—	2,668,084	5.60%
Due from five to ten years	7,376,089	326,827	—	7,702,916	6.70%
Due over ten years	271,844,763	14,579,252	—	286,424,015	6.42%

OTHER INVESTMENT SECURITIES AVAILABLE FOR SALE:
Corporate debt obligations:
Due within one year	13,494,272	32,506	165,198	13,361,580	2.70%
Due from one to five years	35,048,294	1,202,996	—	36,251,290	6.34%

	2004 (As Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
United States Agencies securities:
Due within one year	12,396,853	177,366	—	12,574,219	4.59%
Due from one to five years	807,733,593	158,003	6,713,516	801,178,080	3.24%
Due from five to ten years	19,649,571	534,804	—	20,184,375	5.37%

United States Municipal debt obligations:
Due from one to five years	67,802	743	—	68,545	5.20%
Due from five to ten years	2,903,600	14,175	3,917	2,913,858	3.43%
Due over ten years	12,794,329	316,720	6,424	13,104,625	4.27%

Other Investments:
Due from one to five years	772,392	59,220	149	831,463	7.44%
Due from five to ten years	—	—	—	—	—

Total	$3,570,875,245	$42,208,009	$24,518,168	$3,588,565,086	4.40%

	2003 (As Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
Collateralized mortgage obligations (CMO):
Due from one to five years	$4,083,030	$72,247	$—	$4,155,277	4.02%
Due from five to ten years	19,096,267	47,372	92,684	19,050,955	3.53%
Due over ten years	941,784,450	3,697,597	7,612,326	937,869,721	3.93%
CMO Residuals	6,748,977	1,127,408	666,815	7,209,570	15.25%

FHLMC certificates:
Due from one to five years	1,640,977	10,925	—	1,651,902	4.87%
Due from five to ten years	20,307,244	36,079	387,881	19,955,442	3.19%
Due over ten years	421,164,426	19,855,322	63,077	440,956,671	6.50%

FNMA certificates:
Due from one to five years	—	—	—	—	—
Due from five to ten years	97,980,661	355,042	1,230,662	97,105,041	3.83%
Due over ten years	384,750,450	13,640,127	85,875	398,304,702	5.50%

GNMA certificates:
Due from one to five years	24,910	2,090	—	27,000	7.50%
Due from five to ten years	11,984,071	542,449	—	12,526,520	6.37%
Due over ten years	332,056,749	17,772,064	—	349,828,813	6.51%

	2003 (As Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
OTHER INVESTMENT SECURITIES AVAILABLE FOR SALE:

Corporate debt obligations:
Due within one year	14,249,810	112,495	—	14,362,305	6.47%
Due from one to five years	48,586,757	2,823,283	34,416	51,375,624	5.41%

United States Agencies securities:
Due within one year	62,528,047	585,203	—	63,113,250	3.78%
Due from one to five years	399,262,670	1,370,105	2,606,398	398,026,377	3.05%
Due five to ten years	79,376,226	1,665,774	—	81,042,000	5.52%

United States Municipal debt obligations – Due over ten years	12,208,908	171,512	41,319	12,339,101	4.34%

Other investments:
Due from one to five years	—	—	—	—	—
Due from five to ten years	2,123,619	—	13,462	2,110,157	7.42%

Total	$2,859,958,249	$63,887,094	$12,834,915	$2,911,010,428	4.80%

Expected maturities on mortgage-backed securities and certain debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. The weighted average yield is computed based on amortized cost, and therefore does not give effect to changes in fair value. The net unrealized gains or losses on investment securities available for sale are presented as part of accumulated other comprehensive income.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, of securities available for sale that have been in a continuous unrealized loss position up to December 31, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities	$1,123,412,172	$8,818,135	$384,491,099	$8,810,829	$1,507,903,271	$17,628,964
U.S. Agency obligations	600,052,974	5,954,141	29,240,625	759,375	629,293,599	6,713,516
Corporate debt obligations	9,914,540	85,460	2,420,262	79,738	12,334,802	165,198
U.S. Municipal obligations	1,491,936	9,976	406,492	365	1,898,428	10,341
Other	—	—	851	149	851	149

Total	$1,734,871,622	$14,867,712	$416,559,329	$9,650,456	$2,151,430,951	$24,518,168

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, of securities available for sale that have been in a continuous unrealized loss position up to December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities	$675,414,757	$9,482,285	$834,022	$657,035	$676,248,779	$10,139,320

U.S. Agency obligations	155,985,706	2,606,398	—	—	155,985,706	2,606,398
Corporate debt obligations	2,465,584	34,416	—	—	2,465,584	34,416
U.S. Municipal obligations	3,476,876	41,319	—	—	3,476,876	41,319
Other	—	—	2,109,956	13,462	2,109,956	13,462

Total	$837,342,923	$12,164,418	$2,943,978	$670,497	$840,286,901	$12,834,915

The available for sale securities that have been in continuous unrealized loss position are mainly mortgage-backed securities and United States agencies obligations. Unrealized losses are the result of increases in interest rates rather than credit deterioration. Because a significant portion of such instruments is guaranteed by mortgages or the full faith and credit of the United States Government, the related principal and interest are deemed recoverable. Furthermore, the Company has the ability to hold these securities until maturity or until the unrealized losses are recovered. Consequently, no other-than-temporary impairment losses have been recognized.

During the years ended December 31, 2004, 2003 and 2002 gross gains realized on sales of investment securities available for sale totaled $9.4 million, $2.2 million and $3.0 million, respectively, while gross losses totaled $2.8 million, $805,000 and $167,000, respectively.

Investment securities and mortgage-backed securities available for sale at December 31, 2004 include $86.5 million in unsettled transactions; a corresponding liability has been recorded as of such date for such transactions.

Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, fair value, weighted average yield and contractual maturities of securities held to maturity as of December 31, 2004 and 2003 were as follows:

	2004 (As Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
FHLMC certificates:
Due over ten years	$62,140	$—	$1,330	$60,810	4.97%

FNMA certificates:
Due over ten years	3,914,101	261,208	—	4,175,309	7.04%

GNMA certificates:
Due from one to five years	2,431,422	87,508	—	2,518,930	5.47%
Due from five to ten years	341,692	6,485	—	348,177	5.83%
Due over ten years	17,221,442	60,034	—	17,281,476	6.15%

OTHER INVESTMENT SECURITIES HELD TO MATURITY:
Puerto Rico Agencies obligations:
Due within one year	10,715,000	96,768	—	10,811,768	4.83%
Due from one to five years	38,455,279	503,125	212,746	38,745,658	4.30%
Due from five to ten years	2,000,000	4,860	—	2,004,860	4.10%

United States Agencies obligations:
Due from one to five years	2,500,000	—	32,812	2,467,188	2.02%

Other Investments:
Due from one to five years	100,000	74	—	100,074	6.20%

Total	$77,741,076	$1,020,062	$246,888	$78,514,250	4.89%

	2003 (As Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
FHLMC certificates:
Due over ten years	$79,278	$—	$1,633	$77,645	4.97%

FNMA certificates:
Due over ten years	4,785,292	229,436	—	5,014,728	7.03%

GNMA certificates:
Due from one to five years	3,420,971	158,023	—	3,578,994	5.47%
Due from five to ten years	451,938	19,074	—	471,012	5.81%
Due over ten years	24,114,092	60,256	—	24,174,348	6.15%

OTHER INVESTMENT SECURITIES HELD TO MATURITY:
Puerto Rico Agencies obligations:
Due within one year	558,000	8,726	—	566,726	5.85%
Due from one to five years	31,846,000	1,242,113	—	33,088,113	4.91%
Due from five to ten years	9,397,172	—	167,649	9,229,523	3.80%

United States Agencies Obligations:
Due from one to five years	1,997,026	—	—	1,997,026	1.03%

Other Investments:
Due from one to five years	100,000	—	—	100,000	6.20%

Total	$76,749,769	$1,717,628	$169,282	$78,298,115	5.23%

Expected maturities on debt securities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, of securities held to maturity that have been in a continuous unrealized loss position up to December 31, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities	$—	$—	$60,810	$1,330	$60,810	$1,330
U.S. Agency obligations	2,467,188	32,812	—	—	2,467,188	32,812
Puerto Rico Agencies Obligations	11,749,798	175,202	7,361,735	37,544	19,111,533	212,746

Total	$14,216,986	$208,014	$7,422,545	$38,874	$21,639,531	$246,888

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, of securities held to maturity that have been in a continuous unrealized loss position up to December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities	$77,645	$1,633	$—	$—	$77,645	$1,633
Puerto Rico Agencies Obligations	5,229,522	167,649	—	—	5,229,522	167,649

Total	$5,307,167	$169,282	$—	$—	$5,307,167	$169,282

The held to maturity securities that have been in continuous unrealized loss position are mainly U.S and Puerto Rico agencies obligations. Unrealized losses are generally the result of increases in interest rates rather than credit deterioration. Because such instruments are guaranteed by the full faith and credit of the U.S. and Puerto Rico governments, the related principal and interest are deemed recoverable. Furthermore, the Company has the intent and ability to hold these securities until maturity. Consequently, no other-than-temporary impairment losses have been recognized.

Other Investment Securities

Other investment securities include the following:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
FHLB stock	$116,486,350	$100,460,250
Investment in R&G Capital Trusts I-VI (Note 15)	11,597,938	4,639,175
Limited partnership interest (CRA Projects)	2,031,371	2,514,071

	$130,115,659	$107,613,496

Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of interest rate swaps outstanding. The stock is capital stock issued at $100 par. The estimated market value of such investments is its redemption value determined by the ultimate recoverability of its par value.

As of December 31, 2004, the Company had investment- and mortgage-backed securities amounting to approximately $3.4 billion pledged as collateral for certain deposits, securities sold under agreements to repurchase, and advances from the FHLB and other lines of credit.

5. MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale consist of:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Conventional loans	$3,307,587,848	$2,152,848,597
FHA/VA loans	141,962,848	130,125,014
Other	54,096,769	—

Mortgage loans held for sale(1)	$3,503,647,465	$2,282,973,611

Aggregate market value	$3,596,987,955	$2,356,698,272

(1)	Includes $46.2 million and $36.7 million in net deferred fees at December 31, 2004 and 2003, respectively.

Mortgage loans held for sale amounting to $104.9 million and $186.4 million at December 31, 2004 and 2003, respectively, collateralized warehousing lines of credit used to fund mortgage loan originations.

Mortgage loans held for sale include $17.8 million and $23.7 million in 2004 and 2003, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

6. LOANS AND LEASES RECEIVABLE, NET

Loans and leases receivable, net consist of the following:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Commercial and financial (1)	$566,712,190	$306,888,869
Real estate – construction and development	536,516,529	329,916,000
Real estate – mortgages	2,540,258,464	2,080,746,494
Installment	159,444,149	155,077,836
Lease financing(2)	108,565,826	61,672,425

Subtotal(3)	3,911,497,158	2,934,301,624

Allowance for loan and lease losses	(44,044,572)	(30,647,746)

Loans and leases receivable, net	$3,867,452,586	$2,903,653,878

(1)

Commercial and financial loans include loans receivable from financial institutions, amounting to $345.4 million and $173.1 million at December 31, 2004 and 2003, respectively, which were previously classified in the real estate — mortgages ($306.8 million and $139.3 million at December 31, 2004 and 2003, respectively) and real estate — construction and development ($38.6 million and $33.8 million at December 31, 2004 and 2003, respectively) categories. These loan transfers were initially considered purchases of mortgage loans and of construction loan participations but did not qualify as sales by the transferor under SFAS No. 140. See Note 1 under “Accounting for Loan Transfers” for additional disclosures.

(2)	Includes $7.2 million and $5.2 million of unearned income at December 31, 2004 and 2003, respectively.
(3)	Includes $14.6 million and $13.0 million in net deferred fees and $11.3 million and $8.7 million of net unamortized premiums at December 31, 2004 and 2003, respectively.

The changes in the allowance for loan and lease losses follow:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Balance, beginning of year	$30,647,746	$27,805,469	$16,218,063

Loans charged-off	(13,646,777)	(13,591,180)	(12,687,168)
Recoveries	2,355,614	2,399,373	1,508,432

Net loan charge offs	(11,291,163)	(11,191,807)	(11,178,736)

Provision for loan and lease losses	24,687,989	14,034,084	17,816,065
Acquired allowance for loan and lease losses – Crown Bank	—	—	4,950,077

Balance, end of year	$44,044,572	$30,647,746	$27,805,469

Impaired loans in the loans and lease, net portfolio as of December 31, 2004 and 2003 amounted to approximately $41.2 million and $44.1 million, respectively. At December 31, 2004 and 2003, an impairment allowance of approximately $7.4 million and $6.3 million, respectively, was allocated to certain impaired loans. The average balance of impaired loans for the years ended December 31, 2004 and 2003 was $49.5 million and $54.3 million, respectively. The amount of interest income recognized on impaired loans was insignificant during the years ended December 31, 2004, 2003 and 2002.

Loans and leases receivable and mortgage loans held for sale over 90 days delinquent, on which the accrual of interest income had been discontinued, amounted to approximately $226.2 million, $181.5 million and $171.5 million as of December 31, 2004, 2003 and 2002, respectively. The additional interest income that would have been recognized during 2004, 2003 and 2002 had these loans been accruing interest amounted to approximately $13.8 million, $12.1 million and $12.2 million, respectively. The Company has no material commitments to lend additional funds to borrowers whose loans were in non-accruing status at December 31, 2004.

On December 10, 2004, Premier Bank and Doral entered into certain master mortgage loan purchase and servicing agreements whereby the parties agreed to purchase up to $1 billion in mortgage loans from each other. Of this amount, $200.1 million were transferred by Premier Bank to Doral during the fourth quarter of 2004. These agreements were terminated on May 11, 2005. The investigation described in Note 1 to the consolidated financial statements determined that there was insufficient contemporaneous documentation to substantiate the Company’s express business purpose for these transactions in light of the timing, certain terms of the transactions, and the similarity of the purchase and sale amounts. Accordingly, these mortgage loan transactions have been deemed, for accounting purposes, secured loans to and from Doral. Refer to Note 32 for disclosure related to the restructuring of the secured lending to Doral.

7. SERVICING ACTIVITIES

The Company engages in mortgage servicing activities for which it charges servicing fees, generally in the range of 25 to 50 basis points on the declining outstanding principal balances of the mortgage loans serviced. Servicing fees are collected on a monthly basis out of payments from mortgagors. The servicing agreements are cancelable by permanent investors for cause without penalty or after payment of a termination fee ranging from .5% to 1% of the outstanding principal balance of the loans. At December 31, 2004, 2003 and 2002, the mortgage loan servicing portfolio amounted to approximately $11.4 billion, $10.9 billion and $11.0 billion, respectively, including $4.9 billion, $3.3 billion and $1.9 billion, respectively, of loans owned by the Company for which no servicing asset has been recognized. Loans serviced by the Company under sub-servicing contracts with a third-party amounted to $553.0 million and $470.1 million at December 31, 2003 and 2002, respectively. There were no such loans serviced by the Company under sub-servicing contracts in 2004.

The components of net servicing income (loss) are shown below:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Servicing fees and other	$36,660,315	$42,715,594	$40,476,240
Interest loss	(2,285,317)	(3,352,258)	(2,087,521)

Servicing income, gross	34,374,998	39,363,336	38,388,719

Amortization	(22,019,554)	(31,239,055)	(24,650,590)
Recovery (impairment) of servicing asset	3,203,131	10,018,799	(25,700,844)

Servicing income (loss), net	$15,558,575	$18,143,080	$(11,962,715)

The changes in the servicing assets of the Company follow:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Balance, beginning of year	$96,154,503	$110,530,542	$67,716,728
Rights originated	10,468,982	12,030,993	16,878,549
Crown Bank acquired	—	—	28,943,951
Rights purchased	437,343	8,130,203	24,163,668
Amortization	(22,019,554)	(31,239,055)	(24,650,590)
Impairment write-down	(1,497,931)	(3,298,180)	(2,521,764)

Balance before valuation allowance, end of year	83,543,343	96,154,503	110,530,542
Valuation allowance for temporary impairment	(10,662,997)	(15,364,059)	(28,681,038)

Net balance, end of year	$72,880,346	$80,790,444	$81,849,504

Estimated fair value	$75,273,983	$87,248,192	$80,359,888

The changes in the valuation allowance for temporary impairment follow:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Balance, beginning of year	$(15,364,059)	$(28,681,038)	$(5,501,958)

Temporary impairment charges, net	—	—	(25,700,844)
Recoveries, net	3,203,131	10,018,799	—
Impairment write-downs	1,497,931	3,298,180	2,521,764

Balance, end of year	$(10,662,997)	$(15,364,059)	$(28,681,038)

During the year ended December 31, 2004, 2003 and 2002, the Company purchased servicing rights for which the principal amount of underlying mortgage loans was approximately $21.9 million, $860.0 million and $1.9 billion, respectively.

Among the conditions established in its various servicing agreements, the Company is committed to advance any shortage of moneys required to complete timely payments to investors in GNMA mortgage-backed securities issued and in its FNMA and FHLMC portfolio, as well as to certain private investors, even when mortgage loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of mortgage loans may require the Company to advance mortgage and hazard insurance and tax payments on schedule even though sufficient escrow funds may not be available. The Company will generally recover its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, the Company must absorb the cost of funds advanced during the time the advance is outstanding. Further, the Company must bear the increased cost of attempting to collect on delinquent or defaulted mortgage loans. At December 31, 2004 and 2003, the mortgage loan portfolio serviced for GSEs and private investors subject to the timely payment commitment of principal and interest amounted to approximately $3.1 billion and $4.2 billion, respectively. In addition, at December 31, 2004 and 2003, the mortgage loan portfolio serviced for GSEs subject to the timely payment commitment of interest amounted to approximately $2.6 billion and $2.7 billion, respectively. Total funds advanced for escrow, principal and interest and foreclosure advances as of December 31, 2004 and 2003 in relation to such commitments, net of allowance for bad debts, amounted to $15.4 million and $18.6 million, respectively and are included in other assets in the consolidated statements of financial condition.

Under GNMA guidelines, R&G Mortgage is obligated to pay the security holders and to deposit in the central custodial account funds sufficient to enable the depository to withdraw timely monthly payments of principal and interest. R&G Mortgage is also obligated to make the payment and deposit without regard to whether it will be able to recover those payments from liquidation proceeds, insurance proceeds or late payments. This process creates an exposure for R&G Mortgage to the extent that interest is advanced to the certificate holders in excess of the interest ultimately recovered from FHA upon filing and settlement of a claim. Losses could arise for any interest shortage when the mortgage loan is liquidated, as a result of the settlement of the FHA claim, from foreclosure proceedings or if the mortgage loan is repurchased from the pool. The Company has recorded a reserve for losses related to GNMA servicing-related payments of $5.6 million and $11.0 million as of December 31, 2004 and 2003, respectively. Such reserve is included in other liabilities in the consolidated statements of financial condition.

In connection with its mortgage servicing activities, the Company holds funds in trust for investors representing amounts collected primarily for the payment of principal, interest, real estate taxes and insurance premiums. Such funds are deposited in separate custodial bank accounts, some of which are mainly deposited in Premier Bank and Crown Bank. At December 31, 2004 and 2003, the related escrow funds include approximately $124.3 million and $141.5 million, respectively, deposited in banking subsidiaries of the Company; these funds are included in the Company’s consolidated financial statements. Escrow funds also include approximately $101,000 and $4.2 million at December 31, 2004 and 2003, respectively, deposited with other banks and excluded from the Company’s assets and liabilities.

At December 31, 2004, fair values of the Company’s servicing assets were based on internal and external valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The weighted averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2004, were as follows:

	Puerto Rico	US Mainland
Carrying amount of mortgage servicing rights (as restated)	$53,019,227	$19,861,119
Weighted-average expected life (in years)	4.7	3.9

Constant prepayment rate (weighted-average annual rate)	13.03%	21.65%
Decrease in fair value due to 10% adverse change	$2,252,981	$1,201,491
Decrease in fair value due to 20% adverse change	$4,368,507	$2,282,135

Residual cash flow discount rate (weighted-average annual rate)	10.20%	9.01%
Decrease in fair value due to 10% adverse change	$1,739,996	$516,546
Decrease in fair value due to 20% adverse change	$3,383,525	$1,007,725

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

8. PREMISES AND EQUIPMENT

Premises and equipment consist of:

	Estimated useful life (years)	December 31,
		2004	2003
		(As Restated)	(As Restated)
Land		$4,935,104	$5,112,523
Buildings	15 - 40	15,062,006	13,526,273
Furniture, fixtures and equipment	3 - 10	38,442,759	33,552,408
Leasehold improvements	5 - 10	28,673,196	25,117,255
Autos	3 - 4	848,954	896,072

		87,962,019	78,204,531

Less – Accumulated depreciation and amortization		(39,358,018)	(35,133,826)

		48,604,001	43,070,705

Construction in progress		26,168,253	15,761,732

Total property and equipment		$74,772,254	$58,832,437

In 2002, the construction of R&G Financial’s corporate headquarters was commenced by the owner of the property, a related party owned by Mr. Víctor J. Galán, the Company’s founder, controlling shareholder and, then, its Chairman of the Board of Directors and Chief Executive Officer. During 2003, the Company gained access to the premises in order to perform certain interior work and to prepare the headquarters for its intended use. As a result of certain costs incurred, the Company is considered the owner for accounting purposes, pursuant to the provisions of EITF No. 97-10, of the property during the construction period. The Company recognized construction-in-progress of $26.2 million and $15.8 million at December 31, 2004 and 2003, respectively. Corresponding finance obligations of $19.3 million and $15.6 million at December 31, 2004 and 2003, respectively, have been recognized as a result of this accounting.

9. GOODWILL

The changes in the carrying amount of goodwill follow:

	Year Ended December 31, 2004
	Banking	Mortgage Banking	Insurance	Total
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Goodwill, beginning of year	$59,458,061	$2,404,471	$312,667	$62,175,199
Impairment write-down	—	(2,363,462)	—	(2,363,462)
Resolution of acquisition tax contingency	(771,243)			(771,243)
Other	—	35,063	—	35,063

Goodwill, end of year	$58,686,818	$76,072	$312,667	$59,075,557

In June 2005, the Company sold Continental’s loan origination business to an entity organized by the senior management of Continental. Refer to Note 32 for further information. Management has concluded that the goodwill recorded for such operations was impaired as of December 31, 2004 and has recognized an impairment write-down of $2.4 million for 2004 related to Continental’s mortgage banking operations.

	Year Ended December 31, 2003
	Banking	Mortgage Banking	Insurance	Total
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Goodwill, beginning of year	$58,508,061	$1,609,874	$312,667	$60,430,602
Additional amounts recognized during the allocation period	950,000	—	—	950,000
Contingent consideration payments	—	794,597	—	794,597

Goodwill, end of year	$59,458,061	$2,404,471	$312,667	$62,175,199

10. DEPOSITS

Deposits are summarized as follows:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Passbook savings	$351,891,027	$337,463,059

NOW accounts	379,569,709	133,353,113
Super NOW accounts	336,376,529	404,758,482
Regular checking accounts (non-interest bearing)	127,456,303	129,565,575
Commercial checking accounts (primarily non-interest bearing)	313,704,035	269,504,305

	1,157,106,576	937,181,475

Time deposits:
Under $100,000	764,503,989	731,655,252
$100,000 and over	1,942,590,102	1,527,580,537

	2,707,094,091	2,259,235,789
Unamortized discount	(145,028)	(195,451)

	2,706,949,063	2,259,040,338

Total deposits	$4,215,946,666	$3,533,684,872

Time deposits include $799.4 million and $623.8 million of brokered deposits at December 31, 2004 and 2003, respectively.

The weighted average stated interest rate on all deposits at December 31, 2004 and 2003 was 2.62% and 2.80%, respectively.

As of December 31, 2004, the Company had delivered investment securities held to maturity and available for sale with a carrying value of approximately $43.6 million as collateral for public funds’ deposits.

At December 31, 2004, scheduled maturities of time deposits are as follows:

2005	$1,609,197,626
2006	441,987,638
2007	271,412,918
2008	257,252,893
2009	123,395,465
Thereafter	3,847,551

$2,707,094,091

At December 31, 2004 and 2003, the Company’s banking subsidiaries had deposits from officers, directors, employees and principal stockholders of the Company amounting to approximately $60.6 million and $59.6 million, respectively.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at December 31, 2004 and 2003 amounted to $3.0 billion and $2.2 billion, respectively. This amount includes accrued interest of $6.2 million and $5.1 million at December 31, 2004 and 2003, respectively. Maximum amount of borrowings outstanding at any month-end during 2004 and 2003 under the agreements to repurchase were $3.0 billion and $2.2 billion, respectively. The approximate average aggregate borrowings outstanding during 2004 and 2003 were $2.5 billion and $1.9 billion, respectively. The weighted average interest rate of such agreements was 2.67% and 2.23% at December 31, 2004 and 2003, respectively; the weighted average rate during 2004 and 2003 was 2.27% and 2.47%, respectively.

Securities sold under agreements to repurchase (including accrued interest) as of December 31, 2004, grouped by counterparty, were as follows:

	Repurchase Liability	Weighted Average Maturity in Months
Morgan Stanley DW Inc.	$1,075,651,374	8.64
Federal Home Loan Bank of New York	1,010,706,655	16.67
Credit Suisse First Boston, LLC	304,395,119	8.77
JP Morgan	184,853,206	12.94
Popular Securities, Inc.	170,652,914	10.50
Bear Stearns	123,481,463	13.52
Citibank, N.A. – Puerto Rico branches	85,157,209	51.14
Milestone Capital	32,533,312	2.47
UBS	12,396,292	1.42
Governmental Development Bank of Puerto Rico	1,058,793	4.80

Total	$3,000,886,337	13.04

The carrying and fair values of securities available for sale and securities held to maturity pledged as collateral at December 31, shown by maturity of the repurchase agreement, were as follows:

	2004 (As Restated)
	Carrying Value	Fair Value	Repurchase Liability	Weighted Average Rate
Mortgage-Backed Securities
GNMA
Term up to 30 days	$41,105,265	$41,105,265	$40,115,892	2.37%
Term of 30 to 90 days	2,206,923	2,272,211	2,075,683	2.57%
Term over 90 days	146,116,550	146,128,482	214,292,091	4.53%

	2004 (As Restated)
	Carrying Value	Fair Value	Repurchase Liability	Weighted Average Rate
FHLMC and FNMA
Term up to 30 days	180,623,283	180,623,283	188,373,465	2.28%
Term of 30 to 90 days	232,515,647	232,717,569	239,143,305	2.16%
Term over 90 days	309,875,041	309,875,041	441,438,247	3.09%

CMO Certificates
Term up to 30 days	141,605,844	141,605,844	137,573,720	2.28%
Term of 30 to 90 days	408,313,494	408,313,494	392,157,249	2.16%
Term over 90 days	592,749,727	592,749,727	606,192,095	2.42%

Puerto Rico Government Agencies and Securities
Term up to 30 days	—	—	—	—
Term of 30 to 90 days	21,500,000	21,952,860	21,930,067	2.75%
Term over 90 days	—	—	—	—

U. S. Government and Other Agencies
Term up to 30 days	64,587,450	64,587,450	63,751,526	2.20%
Term of 30 to 90 days	177,305,967	177,305,967	162,824,202	2.29%
Term over 90 days	325,845,156	325,845,156	356,176,581	3.29%

Corporate debt securities
Term up to 30 days	—	—	—	—
Term of 30 to 90 days	47,192,530	47,192,530	45,593,609	3.13%
Term over 90 days	—	—	—	—

Total	$2,691,542,877	$2,692,274,879	$2,911,637,732	2.68%

At December 31, 2004, securities amounting to $253.1 million were pledged as collateral to offset the differences between repurchase agreement amounts and the value of the securities. Repurchase agreements of $80.5 million were collateralized by repledged securities with a fair value of $89.2 million obtained under agreements to resell. Other repurchase agreements of $8.8 million were collateralized by $6.7 million of trading securities.

	2003 (As Restated)
	Carrying Value	Fair Value	Repurchase Liability	Weighted Average Rate
Mortgage-Backed Securities
GNMA
Term up to 30 days	$98,179,132	$98,179,132	$100,035,549	1.16%
Term of 30 to 90 days	4,560,015	4,750,713	4,777,030	1.35%
Term over 90 days	248,853,096	248,853,096	343,213,923	3.98%

FHLMC and FNMA
Term up to 30 days	164,412,759	164,412,759	160,470,075	3.98%

	2003 (As Restated)
	Carrying Value	Fair Value	Repurchase Liability	Weighted Average Rate
Term of 30 to 90 days	146,800,277	147,011,823	178,701,667	1.58%
Term over 90 days	224,796,287	224,796,287	255,765,896	3.12%

CMO Certificates
Term up to 30 days	163,174,276	163,174,276	144,715,627	1.17%
Term of 30 to 90 days	32,889,047	32,889,047	53,294,751	1.34%
Term over 90 days	351,017,534	351,017,534	383,186,924	2.77%

Debt Securities
FHLMC and FNMA Notes
Term up to 30 days	20,018,200	20,018,200	23,650,916	1.10%
Term of 30 to 90 days	25,615,500	25,615,500	30,744,436	3.42%
Term over 90 days	40,560,000	40,560,000	39,102,268	2.95%

Puerto Rico Government Agencies and Securities
Term up to 30 days	29,579,678	30,610,398	26,826,952	1.27%
Term of 30 to 90 days	—	—	—	—
Term over 90 days	—	—	—	—

U. S. Government and Other Securities
Term up to 30 days	66,322,000	66,322,000	81,230,944	1.14%
Term of 30 to 90 days	189,160,291	189,160,291	180,086,999	1.12%
Term over 90 days	46,614,610	46,614,610	66,404,492	3.53%

Corporate debt obligations
Term up to 30 days	63,272,345	63,272,345	60,361,389	1.23%
Term of 30 to 90 days	—	—	—	—
Term over 90 days	—	—	—	—

Total	$1,915,825,047	$1,917,258,011	$2,132,569,838	2.53%

At December 31, 2003, securities amounting to $283.7 million were pledged as collateral to offset the differences between repurchase agreement amounts and the value of the securities. Repurchase agreements of $86.3 million were collateralized by repledged securities with a fair value of $92.8 million obtained under agreements to resell. Other repurchase agreements of $7.0 million were collateralized by $6.4 million of trading securities.

At December 31, 2004, the annual contractual maturities of the Company’s securities sold under agreements to repurchase were as follows:

2005	$1,829,582,748
2006	864,759,881
2007	97,715,799
2008	—
2009	70,125,750
Thereafter	138,702,159

$3,000,886,337

Actual maturities may differ from contractual maturities because some of the securities sold under agreements to repurchase may have call options. At December 31, 2004, securities sold under agreements to repurchase amounting to $338.2 million had call options.

As of December 31, 2004, the Company had outstanding eight forward starting repurchase agreements totaling $345.1 million, with an average interest rate of 3.78%, commencing on various dates during 2005 and 2006. There were no such agreements outstanding as of December 31, 2003.

12. NOTES PAYABLE

Notes payable consist of various lines of credit renewing annually as follows:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Warehousing lines of credit, bearing interest at floating rates ranging from 0.875% to 1.75% over the applicable LIBOR (3.75% at December 31, 2004 and 2.26% at December 31, 2003) maturing on June 30, 2005, collateralized by mortgage loans with a carrying value of approximately $104.9 million and $186.4 million in 2004 and 2003, respectively	$90,717,463	$170,508,942

Working capital lines of credit, bearing interest at floating rates ranging from 1.50% to 1.75% over the applicable LIBOR (4.08% at December 31, 2004 and 2.82% at December 31, 2003) maturing on June 30, 2005, collateralized by mortgage servicing rights with a fair value of $4.6 million and $5.7 million in 2004 and 2003, respectively	21,448,263	7,670,451

Line of credit with bank for an aggregate of $50 million, bearing interest at a floating rate of 1.75% over the applicable LIBOR (4.30% at December 31, 2004), maturing on July 22, 2005 collateralized by commercial loans with a carrying value of approximately $9.5 million	9,500,000	—

Lines of credit with bank for an aggregate of $25 million, bearing interest at floating rate of 1.50% over the applicable LIBOR (4.06% at December 31, 2004 and 2.75% at December 31, 2003), collateralized by mortgage servicing rights with a fair value of approximately $23.7 million in 2003	—	21,750,000

Total	$121,665,726	$199,929,393

Maximum amounts outstanding under the lines of credit at any month-end during 2004 and 2003 were $174.0 million and $225.9 million, respectively. The average aggregate amounts outstanding of lines of credit during 2004 and 2003 were $159.9 million and $209.3 million, respectively. The weighted average interest rate of such lines of credit was 3.84% and 2.05% at December 31, 2004 and 2003, respectively; the weighted average interest rate during 2004 and 2003 was 2.64% and 2.60% respectively.

As of December 31, 2004, the Company had various credit line agreements permitting the Company to borrow up to $336.9 million; the unused portion of these credit line agreements amounted to approximately $215.2 million.

Several credit line agreements impose certain requirements on the Company, primarily related to maintaining net worth and debt service over certain defined minimums, and limitations on indebtedness and declaration of dividends. Refer to Note 32 for information regarding certain events related to the Company’s credit line agreements subsequent to December 31, 2004.

13. ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2004, advances from the FHLB mature on various dates commencing on January 6, 2005 until March 2, 2011 and bear fixed and variable interest rates tied to the FHLB daily bank rate ranging from 1.63% to 6.31%. Maximum amount of advances from FHLB outstanding at any month-end during 2004 and 2003 were $1.3 billion and $1.1 billion, respectively. The approximate average aggregate borrowings outstanding during 2004 and 2003 were $1.2 billion and $1.0 billion, respectively. The weighted average stated interest rate on advances from the FHLB was 3.60% and 3.91% at December 31, 2004 and 2003, respectively; the weighted average rate during 2004 and 2003 was 3.58% and 3.51%, respectively.

Scheduled maturities of FHLB advances were as follows as of December 31, 2004:

2005	$583,100,000
2006	265,500,000
2007	159,000,000
2008	76,000,000
2009	115,000,000
Thereafter	100,000,000

$1,298,600,000

Actual maturities may differ from contractual maturities because some of the advances may have call options. Of the FHLB advances outstanding at December 31, 2004, $290.5 million had call options and $112.0 million had conversion features to a variable interest rate advance. No call options were exercised during the year 2004.

The Company, through its banking subsidiaries, receives advances from the FHLB under Advances, Collateral Pledge and Security Agreements (the “FHLB Agreements”), which allow the Company to borrow up to $2.8 billion as of December 31, 2004. The unused portion under such line of credit was approximately $1.5 billion as of December 31, 2004. Under the FHLB Agreements, the Company is required to maintain a minimum amount of qualifying collateral with a market value of at least 110% of the outstanding advances. At December 31, 2004, the Company maintained collateral (principally in the form of first mortgage notes and investment securities) amounting to approximately $1.6 billion with the FHLB as part of the FHLB Agreements. The market value of the collateral indicated above was sufficient to comply with the collateral requirements of the FHLB.

14. SECURED BORROWINGS

Secured borrowings include the following:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, bearing interest at variable rates tied to either Prime or 3-month LIBOR averaging 4.12% and 2.85% at December 31, 2004 and 2003, respectively. These borrowings are subject to scheduled payments and are expected to repay according to the regular amortization and prepayment of the underlying mortgage loans.	$1,685,600,509	$656,750,844

Secured borrowings with local financial institutions and other private lenders, collateralized by real estate mortgage loans, bearing interest at fixed rates averaging 7.53% and 7.77% at December 31, 2004 and 2003, respectively. These borrowings are subject to scheduled payments and are expected to repay according to the regular amortization and prepayment of the underlying mortgage loans.	281,979,428	178,775,558

Secured borrowings, gross	1,967,579,937	835,526,402
Unamortized (discount)/premium	(7,304,668)	850,213

Secured borrowings, net	$1,960,275,269	$836,376,615

As further disclosed in Note 1, on November 10, 2004, the Company entered into an agreement with a local financial institution in which the LIBOR-based variable interest rate of certain mortgage loan transfers subsequently recharacterized as secured borrowings would be capped at the current weighted-average interest rate of the related mortgage loans. The Company did not pay or receive any consideration as a result of the agreement. The variable interest rate of the secured borrowing arrangement did not exceed the cap during the period ended December 31, 2004.

The agreement has been accounted for as a modification of a debt instrument pursuant to the provisions of Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” These secured borrowing arrangements with an unpaid principal balance of $567.0 million at December 31, 2004 have been presented as part of the variable interest rate borrowing in the above table.

The following table presents details, as of December 31, 2004 and 2003, of the secured borrowings, collateralized by real estate mortgage loans, with local financial institutions and other private lenders resulting from the recharacterization of certain transactions not qualifying for sale accounting treatment under SFAS No. 140:

	December 31,
	2004		2003
	Secured Borrowings Balance	Unpaid Principal Balance of Mortgage Loan Collateral	Secured Borrowings Balance	Unpaid Principal Balance of Mortgage Loan Collateral
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Doral Bank	$200,142,934	$199,203,013	$—	$—
FirstBank Puerto Rico	760,752,195	756,011,758	345,023,030	342,896,503

	December 31,
	2004		2003
	Secured Borrowings Balance	Unpaid Principal Balance of Mortgage Loan Collateral	Secured Borrowings Balance	Unpaid Principal Balance of Mortgage Loan Collateral
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Westernbank Puerto Rico	120,076,521	120,716,745	152,860,448	152,728,905
Banco Santander Puerto Rico	387,332,435	386,264,977	219,697,534	219,240,471
Banco Bilbao Vizcaya Argentaria Puerto Rico	97,694,897	97,656,135	—	—
Banco Popular de Puerto Rico	155,000,910	154,741,773	71,928,468	71,658,207
Oriental Bank and Trust	64,448,719	64,446,209	—	—
EverBank	30,884,147	31,445,417	—	—
Puerto Rico Mortgage Backed & U.S. Government Securities Fund	100,221,671	99,802,212	—	—
Other private investors	51,025,508	50,477,823	46,016,922	45,543,814

Total	$1,967,579,937	$1,960,766,062	$835,526,402	$832,067,900

Refer to Note 32 for disclosures related to the restructuring of certain of the Company’s secured borrowings.

15. OTHER BORROWINGS

Other borrowings include the following:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Finance obligation to related party (See Notes 8 and 25)	$19,256,694	$15,557,770

Junior subordinated notes payable to R&G Capital Trust I, issued in 2002 and due in 2032, bearing interest at a floating-rate of 3.70% over the applicable LIBOR, averaging 6.29% and 4.77% at December 31, 2004 and 2003, respectively.	25,773,196	25,773,196

Junior subordinated notes payable to R&G Capital Trust II, issued in 2002 and due in 2032, bearing interest at a floating-rate of 3.25% over the applicable LIBOR, averaging 6.29% and 4.77% at December 31, 2004 and 2003, respectively.	10,309,278	10,309,278

Junior subordinated notes payable to R&G Capital Trust IV, issued in 2003 and due in 2033, bearing interest at a floating-rate of 3.10% over three month LIBOR, averaging 5.66% and 4.25% at December 31, 2004 and 2003, respectively	15,463,918	15,463,918

Junior subordinated notes payable to R&G Capital Trust III, issued in 2003 and due in 2033, bearing interest at a fixed-rate of 6.95%	103,092,783	103,092,783

Junior subordinated notes payable to R&G Capital Trust V, issued in 2004 and due in 2034, bearing interest at a fixed-rate of 6.52%	103,092,783	—

Junior subordinated notes payable to R&G Capital Trust VI, issued in 2004 and due in 2034, bearing interest at a fixed-rate of 6.62%	128,865,980	—

Total other borrowings	$405,854,632	$170,196,945

Junior subordinated notes are redeemable at the Company’s option 5 years after issuance of the relevant note. Certain of these notes are redeemable beginning in 2007.

16. OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Accounts payable	$24,752,956	$28,397,578
Accrued expenses	16,988,323	9,790,306
Accrued income taxes	12,660,797	13,218,156
Escrow deposits	34,279,724	38,056,007
Customer mortgages funds payable	13,706,927	15,526,221
Recourse and other guarantee obligations (Note 17)	9,888,899	9,666,727
GNMA defaulted loans — buy-back option (Note 5)	17,800,223	23,675,900
Deferred rent obligation	2,179,459	1,715,814
Derivative instruments (Note 27)	25,962,347	16,540,277
Unsettled investment securities purchased (Note 4)	86,543,329	—
Reserve for losses on servicing-related payments (Note 7)	5,607,614	11,034,355
Obligation to return collateral	—	10,815,735
Other	8,612,092	7,400,887

Total other liabilities	$258,982,690	$185,837,963

17. SALES AND SECURITIZATIONS OF MORTGAGE LOANS

The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains certain interests, primarily servicing rights, and assumes certain obligations, primarily recourse. The Company’s retained interests are subject to prepayment and interest rate risks.

During the years ended December 31, 2004, 2003 and 2002, the Company recognized net gains of $14.5 million, $32.7 million and $41.7 million, respectively, in sales and securitizations of mortgage loans. The principal amount of loans sold and securitized amounted to $920.7 million for the year ended December 31, 2004 and $1.3 billion for each of the years ended December 31, 2003 and 2002.

Key economic assumptions used in determining the fair value of the mortgage servicing rights at the time of sale or securitization ranged as follows:

	Puerto Rico Portfolio			U.S. Mainland Portfolio
	Minimum	Maximum	Weighted Average	Minimum	Maximum	Weighted Average
2004:
Constant prepayment rate:
Government — guaranteed mortgage loans	4.34%	17.27%	9.39%	16.30%	18.57%	18.49%
Conventional mortgage loans	4.18%	17.27%	7.88%	15.30%	21.80%	20.35%
Adjustable-rate mortgage loans	—	—	—	20.37%	44.28%	38.11%

Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.00%	10.80%	10.40%	10.00%	10.00%	10.00%
Conventional mortgage loans	10.00%	11.30%	10.05%	8.64%	10.52%	8.65%
Adjustable-rate mortgage loans	—	—	—	9.51%	11.90%	10.18%

2003:
Constant prepayment rate:
Government —guaranteed mortgage loans	2.01%	28.77%	12.81%	—	—	—
Conventional mortgage loans	1.96%	21.82%	7.94%	18.33%	29.56%	21.48%
Adjustable-rate mortgage loans	—	—	—	30.65%	46.91%	41.91%

Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.00%	10.20%	10.04%	—	—	—
Conventional mortgage loans	10.00%	10.70%	10.01%	8.68%	9.65%	8.71%
Adjustable-rate mortgage loans	—	—	—	9.50%	12.14%	10.20%

2002:
Constant prepayment rate:
Government —guaranteed mortgage loans	3.00%	21.54%	9.82%	—	—	—
Conventional mortgage loans	2.92%	21.25%	8.99%	25.69%	36.89%	32.62%
Adjustable-rate mortgage loans	—	—	—	38.00%	54.83%	48.94%

Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.00%	11.90%	10.78%	—	—	—
Conventional mortgage loans	10.00%	12.40%	10.37%	8.81%	10.07%	8.91%
Adjustable-rate mortgage loans	—	—	—	9.00%	10.80%	9.62%

During the years ended December 31, 2004, 2003 and 2002, the Company sold and securitized mortgage loans with an unpaid principal balance of approximately $198.9 million, $42.6 million and $430.2 million, respectively, subject to recourse. The maximum contractual exposure provided for such sales and securitizations effected during 2004, 2003 and 2002 was $198.9 million, $42.6 million and $58.5 million, respectively. The principal amount of the mortgage loans repurchased as a result of recourse provisions amounted to $3.7 million, $1.2 million and $613,000 in 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the Company had an estimated recourse obligation of $9.9 million and $9.7 million, respectively, recognized as part of other liabilities. Historical losses on recourse obligations have not been significant.

Set forth below is a breakdown of the loans subject to recourse by loan type and weighted-average loan-to-value ratios as of December 31, 2004:

	Outstanding Balance	Weighted-Average Loan to Value	Maximum Contractual Exposure
	(As Restated)	(As Restated)	(As Restated)
Loan Type:
FHA/VA loan	$281,452	79%	$42,315
Conventional loans	623,320,076	67%	288,292,538
Land loans	41,015,169	86%	41,015,169

Total	$664,616,697		$329,350,022

18. OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses consist of the following:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Stationery and supplies	$4,903,351	$4,675,715	$3,512,222
Insurance	2,165,961	2,313,323	1,746,938
Net cost of operation of real estate held for sale	5,945,783	4,760,058	3,610,648
Securitization guaranty fees	1,782,187	2,171,869	2,477,036
Provision for losses on servicing advances	3,235,327	6,573,432	7,690,013
Goodwill impairment charge (Note 9)	2,363,462	—	—
Credit and debit card interchange expense	5,262,130	4,821,543	2,916,148
Other	18,973,720	16,008,241	11,809,020

Total	$44,631,921	$41,324,181	$33,762,025

19. INCOME TAXES

The Commonwealth of Puerto Rico does not allow the filing of consolidated income tax returns. The Company, as well as its Puerto Rico subsidiaries, files Puerto Rico income tax returns on its income derived from all sources within and outside Puerto Rico. The Company, as well as its Puerto Rico subsidiaries, is also subject to federal income taxes on income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. However, any United States income tax paid by Premier Bank is, subject to certain conditions and limitations, deductible as a foreign tax credit against its Puerto Rico income tax liability.

Under the Puerto Rico tax law, a company’s tax liability will be the greater of the tax computed under the regular tax system or the alternative minimum tax (“AMT”) system. The AMT is imposed based on 22% of regular taxable income after certain adjustments for preference items. An AMT credit may be claimed in future years for tax paid on an AMT basis in excess of the regular tax basis.

Crown Bank, the Company’s U.S. subsidiary bank, is subject to United States federal and state income tax on its income derived from all sources within and outside the United States.

The following table sets forth the amounts of income tax expense allocated to operations and the amounts separately allocated to other items of comprehensive income:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Income taxes from operations	$21,104,288	$20,598,055	$5,825,363
Stockholders’ equity – unrealized gain on securities available for sale	(2,750,878)	(7,669,432)	13,304,961

Total income taxes	$18,353,410	$12,928,623	$19,130,324

The following table sets forth the components of income taxes from operations:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Current income taxes:
Puerto Rico	$31,180,752	$26,317,261	$15,829,116
United States	524,542	331,827	13,227

	31,705,294	26,649,088	15,842,343

Deferred income taxes:
Puerto Rico	(10,105,850)	(5,739,927)	(10,016,980)
United States	(495,156)	(311,106)	—

	(10,601,006)	(6,051,033)	(10,016,980)

Income taxes from operations	$21,104,288	$20,598,055	$5,825,363

A portion of the Company’s interest income arises from mortgage loans, mortgage-backed securities and other investment securities, including interest generated on various U.S. securities held by the international banking entities (“IBEs”) of the Company, which is tax-exempt for Puerto Rico income tax purposes. The elimination of exempt income, net of related expenses, from the determination of taxable income results in a reduction of the income tax liability.

The provision for income taxes of the Company varies from amounts computed by applying the Puerto Rico statutory tax rate to income before taxes as follows:

	Year Ended December 31,
	2004 (As Restated)		2003 (As Restated)		2002 (As Restated)
	Amount	% of pre-tax income	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at Puerto Rico’s statutory rate	$44,219,941	39.00%	$43,062,137	39.00%	$18,452,143	39.00%
Effect on provision of:
Tax-exempt interest, net of disallowed items	(6,754,887)	(5.96)%	(7,535,419)	(6.82)%	(8,552,351)	(18.08)%
Exempt income—IBEs	(18,388,315)	(16.22)%	(16,126,258)	(14.61)%	(14,917,238)	(31.53)%

	Year Ended December 31,
	2004 (As Restated)		2003 (As Restated)		2002 (As Restated)
	Amount	% of pre-tax income	Amount	% of pre-tax income	Amount	% of pre-tax income
Amounts expected to reverse at tax rates other than the statutory rate	(263,473)	(0.23)%	36,303	0.03%	922,649	1.95%
Other (non-taxable) / Non-deductible items, net	1,159,441	1.02%	(435,106)	(0.39)%	(2,543,313)	(5.38)%
Dividends received and preferred stock dividends deduction	2,710,500	2.39%	602,371	0.55%	—	—
Valuation allowance	(1,578,919)	(1.39)%	994,027	0.90%	12,463,473	26.34%

Total	$21,104,288	18.61%	$20,598,055	18.66%	$5,825,363	12.30%

Deferred taxes consist of the following:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Deferred tax assets:
Net operating loss carry forward	$4,742,648	$15,690,560
Allowance for loan and lease losses	20,302,956	14,904,264
AMT and other tax credits	2,431,784	1,319,326
Real estate held for sale	170,475	177,169
Deferred rent obligations	849,239	668,729
Unrealized losses on derivative instruments	9,656,862	6,419,979
Recourse reserve	6,043,641	8,073,422
Net deferred loan origination fees	21,138,782	18,786,634
Discount on securities available for sale	5,646,558	6,912,659
Grantor trusts securitizations	2,267,983	—
Unrealized losses on securities available for sale	1,350,804	1,337,636
Loans and leases receivable	1,998,937	—
Other	1,806,351	1,176,716

Deferred tax assets, gross	78,407,020	75,467,094

Valuation allowance on deferred tax assets	(18,813,823)	(19,968,161)

Deferred tax assets, net	59,593,197	55,498,933

Deferred tax liabilities:
Unrealized gain on securities held for trading	(2,528,176)	(3,058,055)
Deferred fees on brokered deposits	(790,682)	(798,864)
Servicing asset	(20,089,988)	(22,619,239)
Unrealized gains on securities available for sale	(7,552,128)	(10,303,006)
Core deposit intangible	(466,910)	(584,907)
Loans and leases receivable	—	(3,145,559)
Other	(1,346,357)	(1,522,231)

Deferred tax liabilities	(32,774,241)	(42,031,861)

Net deferred tax assets	$26,818,956	$13,467,072

As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and concluded that, based on the weight of available evidence, it is more likely than not that a portion of the asset will not be realized. As a result, the Company established a valuation allowance as of December 31, 2004 and 2003, respectively. (Decrease) increase in the valuation allowance for deferred tax assets during the years ended December 31, 2004, 2003 and 2002 amounted to $(1.2) million, $5.5 million and $12.5 million, respectively.

Subsequently-recognized income tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated as follows (as restated):

Income taxes reported in the consolidated statements of income	$15,490,737
Other comprehensive income	1,350,804
Goodwill	1,972,282

Total	$18,813,823

At December 31, 2004, the Company had net operating loss carryforwards related to Crown Bank’s federal income taxes of $12.5 million which are available to offset future federal taxable income, if any, through 2023.

During the second quarter of 2003, the U.S. Internal Revenue Service (“IRS”) began an income tax examination of the income tax returns for the year 2001 for the predecessor thrift holding company of Crown Bank prior to its acquisition by the Company in June 2002. The examination was completed during 2004. An appeal was filed by Crown Bank and the examination was closed in January 2005 without significant effect on the Company’s financial condition or results of operations.

During the first quarter of 2004, the Puerto Rico Treasury Department (“PRTD”) began an income tax examination of the income tax returns for the year 2001 of R&G Financial (parent only) and R&G Mortgage. Management believes that this examination should not result in any significant adverse effect on the Company’s financial condition or results of operations.

In August 2005, the Government of Puerto Rico approved a transitory increase of 2.5% in the maximum statutory rate, from 39.0% to 41.5% for the years ended December 31, 2005 and 2006. In addition, on May 13, 2006, the Government of Puerto Rico approved an additional one year transitory income tax increase of 2.0%, with an effective date of January 1, 2006, on all companies covered by the Puerto Rico Banking Act, as amended, such as Premier Bank.

On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in the long-term capital gain tax rates. The law amended the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), to reduce the long-term capital gain tax rates from 12.5% to 6.25% for transactions occurring from July 1, 2004, through June 30, 2005. To take advantage of this reduction, during 2005 the Company entered into two agreements with the PRTD related to intercompany sales of IO strips, which were initially recognized as a result of previous mortgage loan transfers to third parties. The agreements permitted the Company to accelerate for tax purposes the capital gain recognition of $123.9 million. Refer to Note 32 for further disclosures on subsequent developments.

20. STOCKHOLDERS’ EQUITY

Shares of the Company’s Class A common stock are exchangeable into shares of Class B common stock at the option of the holder. All of the Class A shares have been owned since the Company’s organization by Mr. Víctor J. Galán.

On November 21, 2003, the Company’s Board of Directors authorized a three-for-two stock split on the Company’s Class A and Class B common stock (the “common stock”). The split was effected on January 29, 2004 in the form of a stock dividend of one additional share of common stock for each two shares of common stock held of record as of January 16, 2004. Prior to the stock split, the Company had 34,044,222 shares of common stock outstanding (comprised of 14,373,056 Class A common shares and 19,671,166 Class B publicly traded common shares). As a result of the split, 17,022,077 shares (comprised of 7,186,528 Class A common shares and 9,835,549 Class B common shares) were issued and $170,220 was transferred from additional paid-in-capital to common stock. The stock split did not dilute shareholders’ voting rights or their proportionate interest in the Company. The stock split has been retroactively reflected in the Company’s consolidated financial statements as of December 31, 2003 as if the split had been effected prior to such date. All per share data included herein has been retroactively adjusted to reflect the stock split.

After giving effect to the Company’s January 29, 2004 stock split on the Company’s consolidated financial statements, the Company’s weighted-average number of common shares outstanding used in the computation of basic earnings per common share was 51,107,275 in 2004 (2003—51,057,651; 2002—48,631,316); the weighted average number of shares outstanding for the computation of diluted earnings per share was 51,364,805 in 2004 (2003—51,281,379; 2002—49,059,698) after giving effect to outstanding stock options granted under the Company’s Stock Option Plans. During 2004, cash dividends were paid of $0.39 (2003—$0.29; 2002—$0.23) per common share amounting to $20,061,035 (2003—$15,011,120; 2002—$11,002,966).

The reconciliation of the numerator and denominator of the basic and diluted earnings per share follows:

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Net Income attributable to common stock:
Net income	$92,280,173	$89,817,682	$41,487,825
Nonconvertible preferred stock dividends	(15,884,000)	(15,884,000)	(14,954,911)

Net income attributable to common stock	$76,396,173	$73,933,682	$26,532,914

Weighted Average Shares:
Basic weighted-average number of common shares outstanding	51,107,275	51,057,651	48,631,316
Weighted-average incremental shares issuable upon exercise of stock options	257,530	223,728	428,382

Diluted weighted-average number of common shares outstanding	51,364,805	51,281,379	49,059,698

Net Income per Common Share:
Basic	$1.49	$1.45	$.55

Diluted	$1.49	$1.44	$.54

For the years ended December 31, 2004, 2003 and 2002, all stock options outstanding were included in the computation of weighted-average outstanding shares.

Non-cumulative perpetual preferred stock at December 31, 2004 may be redeemed in whole or in part at various redemption prices ranging from $26.00 to $25.00 at the Company’s sole option as follows:

Initial Redemption date
Series A	October 1, 2003
Series B	January 1, 2005
Series C	April 1, 2006
Series D	March 1, 2007

No redemptions have been made as of December 31, 2004.

Refer to Note 32 for disclosures related to the issuance of preferred stock by RAC and related subsequent developments.

21. RELATED PARTY TRANSACTIONS

The Company leases some of its facilities from a related party owned by Mr. Víctor J. Galán. See Note 1 for further information regarding Mr. Galán’s relationship to the Company and the implementation of the Company’s succession plan. The original lease terms vary from a month-to-month basis to up to 10 years, excluding renewal options in 2 to 5 year intervals of up to 15 years. The annual rentals under these agreements during the years ended December 31, 2004, 2003 and 2002 were approximately $4.3 million, $3.6 million and $3.0 million, respectively.

Loans to directors, officers and employees of the Company were made in the ordinary course of business. Interest rates on such loans were substantially the same as those prevailing at the time for comparable transactions with unrelated parties, and did not involve more than a normal risk of collectibility. At December 31, 2004, the aggregate amount of loans outstanding to officers, directors and principal stockholders of the Company and its subsidiaries was insignificant. Deposits held from officers, directors, employees and principal stockholders of the Company totaled $60.6 million and $59.6 million at December 31, 2004 and 2003, respectively.

22. REGULATORY REQUIREMENTS

R&G Financial is a bank holding company that, in 2000, elected to become a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). A financial holding company is a type of bank holding company. R&G Financial, as a financial holding company until it withdrew its election to be so treated effective September 7, 2007, was subject to regulation and supervision by the Federal Reserve Board (“FRB”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Commissioner”), and remains subject to their supervision as a bank holding company. R&G Financial is required to file a report of its operations annually to, and is subject to examination by, the Commissioner and the FRB which has established guidelines regarding the capital adequacy of bank holding companies. These requirements are substantially similar to those adopted by the FDIC for depository institutions, as set forth below.

Under the BHCA, bank holding companies, all of whose subsidiary depository institutions are “well capitalized” and “well managed,” as defined in the BHCA, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies. Financial holding companies are permitted to engage in a broader spectrum of activities than those currently permitted for bank holding companies. Financial holding companies can engage in activities that are deemed to be “financial” in nature, including insurance underwriting and brokerage.

As of December 31, 2004, the Company relied on its financial holding company status to operate R-G Insurance as a direct subsidiary of the holding company and to have the ability to engage in certain activities described above. In view of the issues that the Company has faced since the announcement of its restatement, the Company filed a notice with the Federal Reserve Board withdrawing its election to be treated as a financial holding company, effective September 7, 2007. Accordingly, the Company has restructured its ownership of R-G Insurance. On July 24, 2007, Premier Bank received authorization from the Commissioner to engage in the insurance agency business in Puerto Rico through the contribution of all the shares of capital stock of R-G Insurance from R&G Financial to Premier Bank. Effective September 7, 2007, R-G Insurance became a wholly owned subsidiary of Premier Bank. Following the corporate reorganization, the Company is only engaged in activities permitted by the BHCA for bank holding companies.

Banking Regulations

Premier Bank is organized under the Puerto Rico Banking Act, as amended, and is subject to extensive regulation and examination by the Commissioner, the FDIC and certain requirements established by the Federal Reserve Board.

Crown Bank is a federal savings bank and is subject to extensive regulation and examination by the Office of Thrift Supervision (“OTS”), the FDIC and certain requirements established by the Federal Reserve Board.

As a result of the restatement, a mortgage loan purchase by Premier Bank from another financial institution that was previously reported as purchases of residential mortgage loans is now reflected as a commercial loan secured by the related mortgage loans. Such loans amounted to $200.0 million at December 31, 2004. The impact of such transaction under loan-to-one-borrower limitations applicable to Premier Bank is not clear. As a result, Premier Bank had requested from the Commissioner a temporary waiver from compliance with the applicable loan-to-one borrower limitations, to the extent applicable. Although Premier Bank never received a response to this request, all transactions in which Premier Bank could be deemed to have exceeded loan-to-one-borrower limitations have now been restructured and thus Premier Bank is now in compliance with these limitations.

In addition and also as a result of the restatement, Crown Bank’s loans-to-one-borrower limit was reduced from $19.3 million to $15.3 million at December 31, 2004, based upon a 15% of unimpaired capital and surplus measurement. At December 31, 2004, Crown Bank had 6 lending relationships with an aggregate outstanding principal balance of $110.8 million which exceeded in each case the restated loan-to-one borrower limit, all of which were performing in accordance with their terms as such date. No lending relationship exceeded the loan-to-one borrower limit at September 30, 2007.

Mortgage Banking Regulations

The mortgage banking business conducted by R&G Mortgage is subject to the rules and regulations of FHA, VA, FNMA, FHLMC, GNMA and the Commissioner with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations also applied to the mortgage banking business conducted by The Mortgage Store, prior to its 2006 merger into R&G Mortgage, and Continental, prior to its 2005 disposition by the Company. As of December 31, 2004, R&G Mortgage was a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee. R&G Mortgage’s affairs are also subject to supervision and examination by such entities at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated there under.

Refer to Note 32 for disclosures related to the status of certain of the Company’s mortgage banking licenses.

Registered Broker-Dealer

As of December 31, 2004, R-G Investments was registered as a broker-dealer with the SEC and the Commissioner. R-G Investments was also a member of the National Association of Securities Dealers (the “NASD”). As a registered broker-dealer it was subject to regulation by the SEC, the NASD and the Commissioner in matters relating to the conduct of its securities business, including record-keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, R-G Investments was subject to net capital rules, which specify minimum net capital requirements for registered broker-dealers. These are designed to ensure that such institutions maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. As of December 31, 2004, R-G Investments was in compliance with these regulatory requirements. Refer to Note 32 for further disclosures regarding the sale of certain of R-G Investments’ assets and its subsequent liquidation and dissolution.

Regulatory Capital Requirements

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Failure to meet capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. To be categorized as well capitalized, Premier Bank and Crown Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

At December 31, 2004, the Company and Premier Bank met all the capital adequacy requirements to which each is subject. However, as a result of certain of the restatement adjustments described in Note 1, Crown Bank had not met, as of December 31, 2004, certain of the capital adequacy requirements to which it is subject. During 2005, Crown Bank received capital contributions from the Company which allowed it to meet the minimum ratios for capital adequacy purposes.

The following table reflects the Company’s, Premier Bank’s and Crown Bank’s actual capital amounts and ratios, and applicable regulatory capital requirements at December 31, 2004 and 2003:

	Actual		Requirement for capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(As Restated)		(As Restated)		(As Restated)
	(Dollars in Thousands)
As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$957,846	14.63%	$523,831	8%	N/A	N/A
Premier Bank only	$458,263	11.87%	$308,743	8%	$385,929	10%
Crown Bank only	$101,103	7.18%	$112,615	8%	$140,768	10%
Tier I capital (to risk-weighted assets):
Consolidated	$741,145	11.32%	$261,916	4%	N/A	N/A
Premier Bank only	$423,767	10.98%	$154,372	4%	$231,557	6%
Crown Bank only	$93,265	6.63%	$56,307	4%	$84,461	6%
Tier I capital (to average assets):
Consolidated	$741,145	6.67%	$444,532	4%	N/A	N/A
Premier Bank only	$423,767	5.17%	$327,699	4%	$409,624	5%
Crown Bank only	$93,265	4.17%	$89,569	4%	$111,961	5%

As of December 31, 2003
Total capital (to risk- weighted assets):
Consolidated	$654,374	13.44%	$389,402	8%	N/A	N/A
Premier Bank only	$398,663	12.42%	$256,812	8%	$321,015	10%
Crown Bank only	$73,832	9.25%	$63,821	8%	$79,777	10%
Tier I capital (to risk-weighted assets):
Consolidated	$623,726	12.81%	$194,701	4%	N/A	N/A
Premier Bank only	$374,703	11.67%	$128,406	4%	$192,609	6%
Crown Bank only	$67,682	8.48%	$31,911	4%	$47,866	6%
Tier I capital (to average assets):
Consolidated	$623,726	7.26%	$343,655	4%	N/A	N/A
Premier Bank only	$374,703	5.97%	$251,212	4%	$314,015	5%
Crown Bank only	$67,682	5.23%	$53,822	4%	$67,278	5%

As of December 31, 2004 and 2003, the Company has included as Tier I capital for regulatory capital purposes approximately $202 million and $150 million, respectively, related to trust preferred securities of the Company. The remaining $173 million as of December 31, 2004 (none as of December 31, 2003) has been included as Tier II capital in the Total capital ratios above. Such amounts are included within other borrowings in the accompanying consolidated financial statements.

The regulatory capital amounts and ratios of Premier Bank shown above consider as an asset of Premier Bank an account receivable from R&G Mortgage amounting to $38.7 million and $26.5 million at December 31, 2004 and 2003, respectively. This receivable arose as a result of a restatement adjustment to account for the transfer of the servicing rights contemplated under the Master Purchase, Servicing and Collection Agreement (the “MPSCA”) between R&G Mortgage and Guaynabo Federal Savings Bank (predecessor to Premier Bank), as amended. The termination of the MPSCA was approved by the respective companies’ boards of directors on October 19, 2007, and such termination is subject to regulatory approval. If approved by the regulators, the termination of the MPSCA would result in the account receivable of Premier Bank from R&G Mortgage being settled for its outstanding balance and the servicing rights being eliminated as a separate asset with the corresponding value being reattached to the value of the related mortgage loans in Premier Bank’s portfolio. In addition, subject to the required regulatory approval, a new servicing agreement would be entered into that would provide for the continuing performance of servicing functions by R&G Mortgage for a monthly fee.

The Company cannot predict whether regulatory approval will be granted to effect the termination of the MPSCA in the manner proposed, nor the possible consequences that might ensue from any adverse determination by the federal regulators concerning the proposed termination of the MPSCA or the accounting for the account receivable resulting from the restatement adjustment.

Federal and state banking regulations place certain restrictions on dividends paid by Premier Bank to the Company, and loans or advances made by Premier Bank to the Company or other affiliates. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Premier Bank and loans or advances are limited to 10 percent of Premier Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by Premier Bank to the Company would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements. In connection with the issuance of the FDIC Order discussed below, Premier Bank may not pay dividends to the Company without the prior written permission of its regulator.

Applicable rules and regulations of the OTS impose limitations on dividends paid by Crown Bank. Within those limitations, certain “safe harbor” dividends are permitted, subject to providing the OTS with at least 30 days’ advance notice. The safe harbor amount is based upon an institution’s regulatory capital level. Thrift institutions which have capital in excess of all capital requirements before and after the proposed dividend, are permitted to make capital distributions during any calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus one-half of the surplus over such institution’s capital requirements at the beginning of the calendar year, or (ii) 75% of net income over the most recent four-quarter period. Additional restrictions would apply to an institution that does not meet its capital requirements before or after a proposed dividend. In connection with the issuance of the Crown Order discussed below, Crown Bank may not pay dividends to the Company without the prior written permission of its regulator.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of preferred securities as Tier I regulatory capital of bank holding companies. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits following a five-year transition period. Under the final rule, as of March 31, 2009, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier I capital which are identified in the rule, may not exceed 25% of a bank holding company’s Tier I capital, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The rule will effectively limit the amount of trust preferred securities that may be included in Tier I capital. Management believes the adoption of the final rule will not have a significant effect on the Company’s regulatory capital ratios.

The federal banking and thrift regulatory agencies adopted the rule, described in the preceding paragraph, which changes the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The rule imposed a dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier I capital that may consist of credit-enhancing IO strips, a subset of residual interests.

Cease and Desist Orders

On March 14, 2006, the Board of Directors of the Company consented to the issuance of a Cease and Desist Order (the “FRB Order”) by the FRB. The FRB Order became effective on March 16, 2006. On the same date, the Board of Directors of Premier Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with FDIC. The FDIC Order to Cease and Desist (the “FDIC Order”) was issued and became effective on March 16, 2006. The Commissioner and Premier Bank also agreed that the issuance of the FDIC Order would be binding upon the Commissioner and Premier Bank with the same legal effect as if the Commissioner had issued a separate order (the “Commissioner Order” and, collectively with the FRB Order and the FDIC Order, the “Orders”).

The Orders require the Company and Premier Bank to, among other things, file with the FRB and the FDIC within prescribed time periods updated plans with respect to capital and liquidity and to engage an independent consultant to report to it on specified matters related to mortgage loans in its portfolio, and to act on recommendations resulting therefrom. The Company has filed within the prescribed time periods the updated plans required under the Orders.

The Orders require that the Company and its banking subsidiaries receive the prior permission of its applicable regulator prior to making or declaring any dividends or payments on their outstanding securities. In requesting approval for such payments, the Company must provide current and projected information on consolidated earnings, cash flow, capital, asset quality and allowance for loan and lease losses needs of Premier Bank and Crown Bank, as well as information regarding the sources of funds for such payments. The FRB then determines whether to approve the payment pursuant to FRB policy, including but not limited to the proposed payment’s impact on the Company’s continued ability to serve as a source of financial strength to Premier Bank and Crown Bank. Requests by the Company and Premier Bank for permission from the FDIC to make such payments must demonstrate that the proposed payment will not have an unacceptable impact on Premier Bank’s capital position, cash flow, concentrations of credit, asset quality and allowances for loan and lease losses.

While the Company could not and cannot give assurances that it will receive the required regulatory permissions to make dividend payments, the Company has requested and received permission to make all monthly dividend payments on its outstanding series of preferred stock and trust preferred securities issues when due since the issuance of the Orders.

The Company previously indicated that its common stock dividend paid on March 23, 2006 to the holders of its Class B common stock, would be the last dividend paid on the common stock until the Company completed the restatement of its audited financial statements and becomes current in its public reporting obligations.

Finally, the Orders reminded the Company and its affiliates to only engage in transactions with each other which comply with applicable federal affiliate transaction regulations, to report certain transactions on a monthly basis to the applicable regulator and to obtain the prior approval of the applicable federal regulator for certain transactions. Under the Orders, the Company and its affiliates are permitted to continue to conduct business with each other as they have done in the past.

Under the terms of the Orders, the Company, Premier Bank and the respective regulatory agencies recognize that the Company and Premier Bank neither admit nor deny any unsafe and unsound banking practices. No fines or monetary penalties were assessed against the Company or Premier Bank under the Orders.

In addition, on October 3, 2006, the Board of Directors of Crown Bank consented to the issuance of a Cease and Desist Order (the “Crown Order”) by the OTS. Under the terms of the Crown Order, Crown Bank and the OTS recognized that Crown Bank neither admitted nor denied that grounds existed to initiate such a proceeding or as to the findings in the Crown Order. No fines or monetary penalties have been assessed against Crown Bank under the Crown Order. The Crown Order became effective on October 3, 2006.

The Crown Order required Crown Bank to file with the OTS within prescribed time periods updated plans and reports as specified in the Crown Order. Among other things, Crown Bank was required to comprehensively review its program for compliance with the Bank Secrecy Act (“BSA”) and related regulations and suspicious activity reports (“SAR”) regulations and take any required corrective actions resulting from such review as well as certain actions specified in the Crown Order. Crown Bank filed within the prescribed time periods the updated plans required under the Order.

The Crown Order also requires Crown Bank to review and amend its Flood Disaster Protection Act (“FDPA”) policies and procedures to comply with the Crown Order, law and regulations and to address the specific weaknesses identified in the OTS on-site regulatory examination. Crown Bank was also required under the Crown Order to review its lines of business and operations and long term operating strategy and develop a comprehensive three year business plan for the years 2007-2009.

In October 2007, Crown Bank consented to the assessment of a civil money penalty of approximately $20,000 under the National Flood Insurance Act. While Crown Bank has not at this time been notified of the assessment of a civil money penalty under the BSA, a civil money penalty may be assessed in certain circumstances.

Until Crown Bank demonstrates to the satisfaction of the OTS that it has addressed the asset quality deficiencies set forth in its examination report and the corrective actions set forth in the Crown Order, Crown Bank may not originate or commit to originate any new construction, acquisition and development or land loans (“ADCL Loans”). ADCL Loans do not include non-speculative residential lot loans made by Crown Bank to individual customers for the construction of a residence thereon. Crown Bank may: (i) continue to fund legally binding ADCL loan commitments entered into prior to August 31, 2006, (ii) make residential construction/permanent loans where the completed residence will be used by the buyer as either a primary residence or a secondary residence where repayment of or qualification for the loan is not dependent upon rental or lease income from the secondary residence, and (iii) renew or rollover existing ADCL Loans as well as builder lines of credit that are documented to be performing in compliance with the terms and conditions of the original loan. Crown Bank may fund additional credit to existing ADCL Loan borrowers, in an aggregate amount not to exceed $15 million without prior regulatory approval, as necessary to protect Crown Bank’s creditor position and/or to preserve its collateral. Crown Bank is required to adopt a loan concentration and diversification policy in accordance with applicable regulations and to undertake a review of Crown Bank’s loan review function and to ensure that it is adequately staffed by experienced personnel.

Finally, the Crown Order specifically incorporated restrictions on capital distributions by Crown Bank as well as restrictions on transactions with affiliates and insiders that had been set forth in a notification from the OTS in February 2006. However, the Crown Order increased Crown Bank’s ability to pay dividends to RAC to fund RAC’s trust preferred obligations from $4.0 million to $5.0 million in any calendar year, without the need for prior regulatory approval, so long as Crown Bank remains well capitalized following such payment.

23. STOCK OPTION PLANS

The Company has Stock Option Plans designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company, and reward key employees for outstanding performance and the attainment of targeted goals. In 1996, an amount of Company common stock equal to 10% of the aggregate number of Class B Shares sold in the Company’s initial public offering (241,500 shares, equivalent to 1,304,100 shares after giving effect to stock splits) was authorized under the 1996 Stock Option Plan, which may be filled by authorized but unissued shares, treasury shares or shares purchased by the Company on the open market or from private sources. During 2004, the Company adopted the 2004 Stock Option Plan. Under the 2004 Stock Option Plan, a total of 1,000,000 shares of the Company’s common stock were authorized. The Company’s Stock Option Plans provide for the grant of stock options at an exercise price equal to the fair market value of the Class B shares at the date of the grant. Stock options are available for grant to key employees of the Company and any subsidiaries. No options were issued prior to the public offering. The maximum term of the options granted is ten years. Under the provisions of the Stock Option Plans, options can be exercised as follows: 20% after one year, 40% after two years, 60% after three years, 80% after four years and 100% after five years.

Stock options granted, cancelled and exercised during 2002, 2003 and 2004 were as follows (as adjusted to reflect the stock split on January 29, 2004):

	Number of Shares	Weighted Average Price
Outstanding stock options, January 1, 2002	540,120	$5.64
Exercised (1)	(258,900)	$2.75
Cancelled	—	$—

Outstanding stock options, December 31, 2002	281,220	$8.02
Granted	18,750	$14.57
Exercised (1)	(74,520)	$2.68
Cancelled	—	$—

Outstanding stock options, December 31, 2003	225,450	$10.33
Granted	85,000	$30.00
Exercised (1)	(63,900)	$10.64
Cancelled	—	$—

Outstanding stock options, December 31, 2004	246,550	$16.99

(1)	The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2004, 2003 and 2002 amounted to approximately $1.3 million, $800,000 and $2.7 million, respectively.

Details of stock options outstanding and exercisable at December 31, 2004 follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Remaining Contractual Life (Years)
$2.69	5,400	1.64	5,400	1.64
4.49	10,800	2.07	10,800	2.07
10.00	75,000	6.49	45,000	6.49
10.09	3,000	4.44	3,000	4.44
10.75	48,600	4.44	48,600	4.44
14.57	18,750	8.24	3,750	8.24
30.00	85,000	9.16	—	—

$16.99	246,550	6.81	116,550	5.01

Aggregate intrinsic value	$5,396,939		$3,411,089

24. PROFIT SHARING PLAN

The Company has a profit sharing plan (the “Plan”) which covers substantially all regular employees. Annual contributions to the Plan are based on matching percentages up to 5% of employee salaries, based on the employee’s years of service and on operational income, as defined by the Plan, and are deposited in a trust. Contributions to the Plan during the years ended December 31, 2004, 2003 and 2002 amounted to approximately $427,000, $382,000 and $288,000, respectively.

The Company and its subsidiaries have no post-retirement benefit plans for their employees.

25. COMMITMENTS AND CONTINGENCIES

Commitments to Buy and Sell GNMA Certificates and Mortgage Loans

As of December 31, 2004, the Company had open commitments to issue GNMA certificates of approximately $85.3 million. In addition, the Company had commitments to sell mortgage-backed securities and mortgage loans amounting to approximately $925.7 million, including a commitment of $800.0 million with a financial institution to sell and purchase mortgage loans to and from each other with servicing retained by each party. Such commitment was subsequently terminated in May 2005.

The Company believes it will be able to fulfill its obligations under existing sale and purchase commitments.

Lease Commitments and Financing Obligation

The Company is obligated under several noncancellable leases for office space and equipment rentals, most of which are accounted for as operating leases. The leases expire at various dates with options for renewals. Certain lease agreements contain scheduled rent increases or rent holidays. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between the actual rental payments and the straight-line expense is recorded as a deferred rent obligation within other liabilities in the consolidated statements of financial condition. Rent expense during the years ended December 31, 2004, 2003 and 2002 amounted to approximately $11.3 million, $9.4 million and $8.2 million, respectively.

As of December 31, 2004, minimum annual rental commitments under noncancellable leases and financing obligations for certain office space and equipment, including leases with an affiliate, were as follows:

	Financing Obligation	Operating Leases
	(As Restated)	(As Restated)
Year ending December 31,
2005	$2,078,435	$8,002,575
2006	2,682,864	9,174,061
2007	2,682,864	8,803,237
2008	2,682,864	7,125,177
2009	2,682,864	5,929,181
Thereafter	18,109,332	27,247,550

Total minimum lease payments	30,919,223	$66,281,781

Less: Imputed interest at an effective rate of 8.03%	(10,800,488)
Pending advances	(862,041)

Finance obligation	$19,256,694

Litigation

Class Action Lawsuits. Following the April 25, 2005 announcement of the restatement, the Company and certain of its officers and directors were named as defendants in eight putative securities class actions filed by shareholders in the U.S. District Court for the Southern District of New York and the District of Puerto Rico, alleging violations of the federal securities laws. These actions have all been consolidated in the Southern District of New York before the Honorable John E. Sprizzo and an amended and consolidated complaint was filed on February 27, 2007. A motion to dismiss the amended complaint was filed on May 4, 2007. That motion was denied on September 10, 2007 and the Company filed an answer to the amended complaint on October 12, 2007. These lawsuits, brought on behalf of shareholders who purchased the Company’s securities as early as January 21, 2003 and as late as February 13, 2007, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period and mischaracterizing certain mortgage loan transfers as sales rather than secured borrowings. These lawsuits seek unspecified compensatory damages, costs and expenses.

Shareholder Derivative Lawsuits. Certain officers, directors and former officers and directors of the Company were also named as defendants in five shareholder derivative actions filed in the U.S. District Court for the Southern District of New York and the District of Puerto Rico between June 2, 2005 and October 5, 2005. These derivative actions purport to bring claims on behalf of the Company based principally on allegations that the Company’s officers and directors breached their fiduciary duties by allowing the Company to use inadequate procedures and financial controls in connection with the Company’s financial statements and made misstatements to the public concerning the Company’s financial controls and financial performance. Four of these derivative actions have been consolidated in the Southern District of New York before the Honorable John E. Sprizzo. An amended and consolidated complaint has not yet been filed. The fifth shareholder derivative action was voluntarily dismissed by the plaintiff on September 6, 2006, after R&G Financial successfully moved to have the action transferred from the District of Puerto Rico to the Southern District of New York. The relief sought in these derivative actions includes unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ profits, benefits and compensation, equitable and/or injunctive relief, costs and other expenses.

Other Lawsuits. The Company is involved in a number of lawsuits arising in the ordinary course of business.

The Company cannot predict the outcome of the matters described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to R&G Financial of these matters. Accordingly, no reserve is being established in the Company’s financial statements at this time. Management cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of the Company.

Other Legal Matters. On April 26, 2005, the SEC informed the Company that it was conducting an informal investigation into R&G Financial’s accounting and disclosure practices related to the April 25, 2005 announcement that it would restate its financial results, and the underlying issues related to the restatement. Subsequently, the SEC issued a formal order of investigation in connection with the previously announced informal inquiry into R&G Financial’s restatement of its consolidated financial statements and the Company received a subpoena from the SEC on October 21, 2005 relating to this investigation. The Company is cooperating with the SEC in connection with this investigation.

The Company is also responding to inquiries and requests for documents from the Federal Reserve Board and the other banking regulators of the Company and its subsidiaries and from the United States Attorney for the Southern District of New York regarding the issues arising from the restatement and internal controls. R&G Financial is cooperating with these inquiries and requests.

Others

At December 31, 2004, the Company is liable under limited recourse provisions resulting from the securitization and sale of residential mortgage loans to GSEs and other private investors. The recourse obligations typically involve timely payment commitments and the repurchase of loans past due over 120 days under certain conditions. The principal balance of these loans, which are serviced by the Company, amounts to approximately $664.6 million at December 31, 2004 (see Note 17 for further information). In certain agreements, the Company may recover amounts previously advanced under the timely payments commitments. As of December 31, 2004, the Company has a reserve for recourse provisions of $9.9 million included within other liabilities in the consolidated statements of financial condition. Historical losses on recourse obligations have not been significant.

The Company has also guaranteed certain obligations on six trust preferred securities transactions issued by trusts created by the Company aggregating $375.0 million (see Notes 2 and 15). The guarantees mostly relate to the payment of interest and the eventual redemption of the securities at maturity.

Refer to Note 32 for further disclosures.

26. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company is party to various off-balance sheet financial instruments to satisfy the financing needs of its customers. These instruments, which include commitments to extend credit and commitments under letters of credit outstanding, involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of these instruments are an indicator of the Company’s activities in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and outstanding letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for on-balance sheet instruments.

At December 31, 2004, commitments to extend credit and outstanding letters of credit amounted to $806.4 million and $20.7 million, respectively.

Commitments to extend credit are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time as long as the conditions established in the contract are met. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral obtained varies, but usually includes real estate mortgages and income-producing commercial properties. A geographic concentration exists because most of the Company’s business activity is with customers located in Puerto Rico.

Outstanding letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit and the extent of collateral obtained, if deemed necessary, are essentially the same as that involved in extending loan facilities to customers. Liability for the Company’s commitments under its letters of credit is insignificant at December 31, 2004. Management does not anticipate any material losses as a result of these transactions.

27. INTEREST RATE RISK MANAGEMENT

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not on a material basis adversely affected by movements in interest rates.

As part of its interest rate risk management, the Company enters into freestanding derivative instruments such as interest rate swaps, interest rate caps, futures and options. Derivatives are generally either privately negotiated over-the-counter (“OTC”) or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, caps and options. Exchange-traded derivatives include futures and options. Interest rate swap agreements involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Interest rate caps and floors are option-like contracts that require the writer to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The option writer receives a premium for bearing the risk of unfavorable interest rate changes.

By using derivative instruments, the Company exposes itself to credit and market risk. Entering into interest rate agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts, and also the interest rate risk associated with unmatched positions. If the counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, thus creating a counterparty exposure for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, assumes no counterparty exposure. To manage the level of credit risk, the Company deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of offset that provide for the net settlement of subject contracts with the same counterparty in the event of default. Market risk is the risk that future changes in market conditions may make an instrument less valuable. Exposure to market risk is managed in accordance with risk limits set by the Board of Directors through policy, by buying or selling instruments or entering into offsetting positions.

The following table summarizes the activity in derivative transactions for the year:

	Underlying Notional Amount at December 31,		Fair Value at December 31,		Net Gains (Losses)
	Assets	Liabilities	Assets	Liabilities
	(As Restated)		(As Restated)		(As Restated)
2004
Eurodollar options	$817,000,000	$1,497,000,000	$6,536,125	$7,593,750	$(6,534,483)
Interest rate swaps	—	170,000,000	—	9,356,071	(112,176)
Forward starting interest rate swap	—	23,000,000	—	1,552,763	(919,443)
Interest rate caps	—	221,990,000	—	7,155,384	4,597,231
Index options	2,000,000	—	395,698	—	90,917
Embedded derivative	—	1,621,000	—	304,379	(48,402)

	$819,000,000	$1,913,611,000	$6,931,823	$25,962,347	$(2,926,356)

2003
Interest rate swaps	$—	$170,000,000	$—	$15,650,981	$(2,721,203)
Interest rate caps	150,000,000	—	3 ,297,155	—	69,908
Index options	2,000,000	—	304,781	—	101,856
Forward starting interest rate swap	—	23,000,000	—	633,320	50,188
Embedded derivative	—	1,621,000	—	255,976	(99,613)

	$152,000,000	$194,621,000	$3,601,936	$16,540,277	$(2,598,864)

For derivative instruments, the contract or notional amounts do not represent exposure to credit loss. Instead, the amount potentially subject to credit loss is substantially less. Options are contracts that grant the purchaser the right to buy or sell the underlying asset by a certain date at a specified price.

A detail of interest rate swaps by contractual maturity at December 31, 2004 follows. Expected maturities will differ from contractual maturities because counterparties to the agreements may have the right to cancel the swaps.

Notional Amount	Maturity	Pay Fixed Rate	Receive Rate Floating	Designation/ Description	Option Features
$15,000,000	February 6, 2006	4.80%	3 month LIBOR	Non-Hedge	Cancelable quarterly after one year
50,000,000	February 6, 2006	4.67%	3 month LIBOR	Non-Hedge	Cancelable quarterly after one year
25,000,000	April 22, 2007	8.77%	6 month LIBOR	Non-Hedge	N/A
70,000,000	December 8, 2009	5.60%	3 month LIBOR	Non-Hedge	Cancelable quarterly after one year
10,000,000	December 15, 2009	5.69%	3 month LIBOR	Non-Hedge	Cancelable quarterly after one year

$170,000,000

The following table summarizes the changes in notional amounts of swaps outstanding during 2003 and 2004:

Balance, December 31, 2002	$180,000,000
New swaps	—
Maturities	(10,000,000)

Balance, December 31, 2003	170,000,000
New swaps	—
Maturities	—

Balance, December 31, 2004	$170,000,000

As of December 31, 2004, interest rate swap maturities are as follows:

2006	$65,000,000
2007	25,000,000
2008	—
2009	80,000,000

$170,000,000

In addition, the Company has entered into a forward interest rate swap with a notional amount of $23.0 million to hedge a firm commitment on a commercial loan granted by the Company. The swap pays a fixed rate of 5.70%, received a floating rate of 1-month LIBOR, is effective in October 2005 and matures in October 2015.

During 2004, the Company established a program to manage interest rate exposure related to certain beneficial interests retained on mortgage loan transfers accounted for as sales. As part of this program, the Company purchased and sold options on futures contracts for Eurodollar instruments in an attempt to manage the risk of rising interest rates on its funding costs and the market value of its portfolio of beneficial interests. As a result of the restatement, further described in Note 1 to the consolidated financial statements, transfers of mortgage loans have been recharacterized as secured borrowings and the Company no longer recognizes the beneficial interests resulting from those transactions. The options on futures contracts for Eurodollar instruments are classified as non-hedge derivatives included in other assets and other liabilities; both the changes in the fair value of the beneficial interests and the changes in the fair value of the derivative are included in trading losses in the consolidated statements of income.

In addition, during 2004 the Company sold interest rate caps to another financial institution in conjunction with a series of mortgage loans transfers initially accounted for as sales and subsequently recharacterized as secured borrowing arrangements (see Note 1 for further information). Interest rate cap agreements generally involve the exchange of interest payment obligations over a specified rate without the exchange of the underlying principal. At December 31, 2004, the Company had four interest rate cap agreements outstanding with a total notional amount of $222.0 million. The notional amount of all of these agreements amortize in the same manner as the underlying mortgages collateralizing the secured borrowings. These agreements end on the last day that the mortgage loan with the longest maturity in the pool of underlying mortgages is outstanding. The interest rate to be paid on these cap agreements is 100% of the 3-month LIBOR rate when the reset index is greater than the cap strike rate. The table below shows the notional amount, strike rate and effective date of each cap agreement as of December 31, 2004:

Notional Amount	Strike Rate	Effective Date
(Dollars in Thousands)
$50,142	4.42%	December 29, 2004
42,686	4.23%	December 29, 2004
86,972	4.23%	December 29, 2004
42,190	4.30%	December 29, 2004

During 2003, the Company purchased various interest rate caps from different counterparties. The following table summarizes interest rate caps outstanding at December 31, 2003:

Notional Amount	Corridor Rate		Maturity Date
(Dollars in Thousands)
$50,000	4	%-7%	May 2008
25,000	4	%-7%	July 2008
25,000	4	%-7%	September 2008
50,000	4	%-6%	September 2008

28. ACQUISITIONS AND DISPOSALS

Acquisitions

On October 11, 2004, the Company and Crown Bank entered into a purchase and assumption agreement with SouthTrust Bank to acquire 18 of its branches located in three banking markets in the State of Florida and one banking market in the State of Georgia. The acquisition resulted from the required divestiture of certain SouthTrust branches to facilitate regulatory approval of Wachovia Corporation’s acquisition of SouthTrust Corporation, the parent of SouthTrust Bank. The merger of SouthTrust Corporation and Wachovia Corporation was completed on November 1, 2004. The Company successfully completed the transaction on February 18, 2005 as contemplated by the purchase and assumption agreement. The transaction was intended to permit Crown Bank to expand its Central Florida footprint into nearby Lakeland, Florida and obtain a presence in the Jacksonville, Florida and Augusta, Georgia markets.

The total consideration paid for the branches totaled approximately $125.9 million, including approximately $400,000 in transaction costs. The transaction was considered the acquisition of a business. The condensed balance sheet detailing major assets and liabilities of the branches acquired as of the acquisition date follows:

(Dollars in Thousands)
(As Restated)
Cash and cash equivalents	$172,823
Loans	311,737
Other assets	17,970

$502,530

Deposits	$625,962
Other liabilities	2,034

$627,996

Excess purchase price over predecessor cost	$125,466

On June 7, 2002, the Company acquired 100% of the common stock of The Crown Group, Inc. and its wholly owned federal savings bank subsidiary, Crown Bank, F.S.B., for an aggregate price of $101.3 million in cash, including $1.3 million of transaction costs.

The supplemental unaudited pro forma consolidated income statement information as though the business combination had been completed as of January 1, 2002 follows:

	Year ended December 31, 2002
	As Reported	Pro forma
	(As Restated)	(As Restated)
Net interest income after provision for loan and lease losses	$149,429	$155,566
Non-interest income	32,839	37,236

Total revenues	$182,268	$192,802

	Year ended December 31, 2002
	As Reported	Pro forma
	(As Restated)	(As Restated)
Non-interest expenses	$134,954	$146,500

Net income	$41,488	$40,824

Earnings per common share:
Basic	$0.55	$0.54

Diluted	$0.54	$0.53

In connection with the acquisition of Crown Bank in June 2002, the Company recognized goodwill amounting to $49.9 million and a deposit intangible for the premium paid over the value of the deposits acquired. The premium paid, totaling $2.3 million, is being amortized over a ten-year period.

Refer to Note 32 for disclosures regarding various disposals that occurred subsequent to December 31, 2004.

29. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is the amount at which the instruments may be exchanged in a current transaction between willing parties. The estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Financial assets:
Cash and due from banks	$75,417,867	$75,417,867	$55,527,522	$55,527,522
Securities purchased under agreements to resell	125,091,279	125,091,279	85,052,435	85,052,435
Time deposits with other banks	46,060,089	46,060,089	34,349,235	34,349,235
Securities held for trading	40,450,426	40,450,426	38,713,311	38,713,311
Securities available for sale	3,588,565,086	3,588,565,086	2,911,010,428	2,911,010,428
Securities held to maturity	77,741,076	78,514,250	76,749,769	78,298,115
Other investment securities	130,115,659	130,115,659	107,613,496	107,613,496
Mortgage loans held for sale	3,503,647,465	3,596,987,955	2,282,973,611	2,356,698,272
Loans and leases receivable, net	3,867,452,586	3,836,509,744	2,903,653,878	2,926,777,220
Servicing assets	72,880,346	75,273,983	80,790,444	87,248,192
Restricted cash	85,353,386	85,353,386	56,525,792	56,525,792
Accrued interest receivable	62,926,821	62,926,821	49,221,791	49,221,791
Derivative financial instruments	6,931,823	6,931,823	3,601,936	3,601,936

Financial liabilities:
Deposits	4,215,946,666	4,189,714,788	3,533,684,872	3,546,563,083
Federal funds purchased	30,000,000	30,000,000	21,000,000	21,000,000
Securities sold under agreements to repurchase	3,000,886,337	2,981,252,567	2,225,919,700	2,218,883,700
Notes payable	121,665,726	121,665,726	199,929,393	199,929,393
Advances from FHLB	1,298,600,000	1,285,399,000	1,129,600,000	1,132,644,000

	December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Secured borrowings	1,960,275,269	1,974,615,872	836,376,615	845,823,874
Other borrowings	405,854,632	406,922,694	170,196,945	170,624,945
Accrued interest payable	21,368,725	21,368,725	12,351,885	12,351,885
Derivative financial instruments	25,962,347	25,962,347	16,540,277	16,540,277

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Short-Term Financial Instruments

Short-term financial instruments, which include cash and due from banks, restricted cash, securities purchased under agreements to resell, time deposits with other banks, accrued interest receivable, federal funds purchased and accrued interest payable, have been valued at their carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the relatively short period of time between origination of the instruments and their expected realization.

Mortgage Loans Held For Sale, Securities Held For Trading, Securities Held to Maturity, Securities Available For Sale, Other Investments and Derivative Financial Instruments

Securities held for trading, securities held to maturity and securities available for sale are valued at quoted market prices, if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. Other investments, including FHLB stock, limited partnership interest and investments in R&G Capital Trusts have been valued at their carrying amounts reflected in the consolidated financial statements. The market value for these instruments is its redemption value determined by the recoverability of its cost.

Mortgage loans held for sale are generally valued based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated with the individual loans. Loans over 120 days delinquent are valued based on a discounted cash flow model that projects expected cash flow from the recovery of the collateral.

The fair value of derivative financial instruments is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses of open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

Loans and Leases Receivable, Net

The fair value of loans and leases which are held for investment have been estimated for groups of loans and leases with similar financial characteristics. These asset categories were further segmented into various maturity groups, and by accruing and non-accruing groups. The fair value of accruing loans was calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. Prepayment experienced in previous periods when interest rates were at levels similar to current levels was assumed to occur for mortgage loans, adjusted for any differences in the outlook of interest rates. Other loans assume little or no prepayments.

Non-accruing loans were assumed to be repaid after one year. Presumably this would occur either because the loan is repaid or collateral has been sold to satisfy the loan. The value of non-accruing loans was therefore discounted for one year at the going rate for new loans.

Servicing Assets

The value of servicing assets is derived from using models based on the present value calculations of the expected future cash flow associated with the servicing rights. Such valuations are based on assumptions that market participants would use in estimating future servicing income and expense, such as discount rates, prepayment speeds, estimates of servicing cost, ancillary income per loan and default rates.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing checking, savings, money market and NOW accounts, is equal to the amount payable on demand. The fair value of fixed maturity accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates of deposits do not include the fair value of core deposits intangible.

Borrowings

The fair value of securities sold under agreements to repurchase, advances from the FHLB, secured borrowings, and other borrowings was determined using discounted cash flow analysis over the remaining term of the obligations using market rates for similar instruments. Securities sold under agreements to repurchase with a maturity below 90 days and notes payable have been valued at their carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the relatively short period of time to expected realization.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, the fair values presented do not attempt to estimate the value of the Company’s fee generating businesses and anticipated future business activities; that is, they do not represent the Company’s value as a going concern. Furthermore, the differences between the carrying amounts and the fair values presented may not be realized because, in many cases, the Company generally intends to hold these financial instruments to maturity and realize the recorded values.

Reasonable comparability of fair values among financial institutions is not likely due to the wide range of permitted valuation techniques and numerous estimates that must be made in the absence of secondary market prices. This lack of objective pricing standards introduces a greater degree of subjectivity to these derived or estimated fair values. Therefore, while disclosure of estimated fair values of financial instruments is required, readers are cautioned in using this data for purposes of evaluating the financial condition of the Company.

30. R&G FINANCIAL CORPORATION (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of R&G Financial Corporation (the “Holding Company”) only as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years ended on December 31, 2004:

Statements of Financial Condition

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Assets
Cash and cash equivalents	$123,719,972	$25,923,299
Mortgage-backed and investment securities held to maturity, at amortized cost (market value: 2004 - $19,133,680; 2003 – $25,468,331)	19,119,201	25,421,675
Investment in and advances to subsidiaries, at equity(1):
Bank subsidiaries	450,810,516	420,338,619
Other subsidiaries(2)	362,844,953	242,848,013
Accrued interest receivable	87,227	257,465
Other assets	11,433,833	6,183,387

Total assets	$968,015,702	$720,972,458

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Liabilities and Stockholders’ Equity
Other liabilities and accrued expenses	$15,793,518	$27,163,878
Long-term debt	335,051,546	103,092,783

Stockholders’ equity	617,170,638	590,715,797

Total liabilities and stockholders’ equity	$968,015,702	$720,972,458

(1)	Includes $75 million and $25 million of preferred stock of bank and other subsidiaries, respectively.
(2)	Includes $10.1 million and $3.1 million related to R&G Capital Trusts III, V and VI, unconsolidated subsidiaries under FIN 46R.

Statements of Income

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Income:
Interest income	$1,031,710	$1,556,181	$2,457,514
Dividend income on preferred stock from subsidiaries	6,950,000	1,544,444	—
Other	2,862,193	1,182,842	902,580

	10,843,903	4,283,467	3,360,094

Expenses:
Interest expense	11,934,346	1,614,953	—
Operating expenses	2,072,083	1,037,861	820,507

	14,006,429	2,652,814	820,507

(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(3,162,526)	1,630,653	2,539,587

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Income taxes	53,763	41,867	25,000

(Loss) income before equity in earnings of unconsolidated subsidiaries	(3,216,289)	1,588,786	2,514,587

Equity in earnings of unconsolidated subsidiaries: (1)
Bank	94,300,286	75,820,594	61,895,442
Non-bank	1,196,176	12,408,302	(22,922,204)

Net income	$92,280,173	$89,817,682	$41,487,825

(1)	Includes dividend income on common stock from subsidiaries of $40.9 million, $70.9 million and $26.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Holding Company had no operations during the years ended December 31, 2004, 2003 and 2002.

The principal source of income for the Holding Company consists of dividends from Premier Bank and R&G Mortgage. Dividends paid by the banking subsidiaries during the years ended December 31, 2004, 2003 and 2002 amounted to $26.3 million, $59.7 million and $15.5 million, respectively.

The payment of dividends by Premier Bank to the Holding Company may be affected by certain regulatory requirements and policies, such as the maintenance of certain minimum capital levels. See Note 22 for further information regarding specific regulatory restrictions on dividend payments to the Holding Company from its banking subsidiaries.

Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:

Net income	$92,280,173	$89,817,682	$41,487,825

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium on investment securities	227,474	294,063	137,406
Amortization of debt issue costs	64,243	5,788	—
Depreciation of premises and equipment	—	104	821
Equity in undistributed earnings of unconsolidated subsidiaries	(54,551,427)	(17,333,776)	(13,015,361)
Decrease (increase) in accrued interest receivable	170,238	(83,436)	122,679
Decrease (increase) in other assets	1,867,436	(2,306,324)	73,723
Increase (decrease) in other liabilities and accrued expenses	397,831	(167,026)	665,657

Total adjustments	(51,824,205)	(19,590,607)	(12,015,075)

Net cash provided by operating activities	40,455,968	70,227,075	29,472,750

	Year Ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Cash flows from investing activities:

Purchase of investment securities	(10,000,000)	(10,446,727)	(3,682,443)
Proceeds from sales of investment securities available for sale	—	48,617	—
Principal repayments and redemptions of investment securities	16,075,000	19,950,000	4,387,901
Investment in and advances to subsidiaries	(138,297,061)	(138,794,332)	(130,507,802)
Purchase of premises and equipment	(1,655)	—	—

Net cash used in investing activities	(132,223,716)	(129,242,442)	(129,802,344)

Cash flows from financing activities:
Issuance of common stock	731,163	237,495	46,132,787
Proceeds from issuance of long term debt	231,958,763	103,092,783	—
Payment of debt issue costs	(7,180,470)	(3,709,579)	—
Net proceeds from issuance of preferred stock	—	—	66,590,747
Cash dividends	(35,945,035)	(30,895,120)	(25,957,877)

Net cash provided by financing activities	189,564,421	68,725,579	86,765,657

Net increase (decrease) in cash and cash equivalents	97,796,673	9,710,212	(13,563,937)
Cash and cash equivalents at beginning of year	25,923,299	16,213,087	29,777,024

Cash and cash equivalents at end of year	$123,719,972	$25,923,299	$16,213,087

31. INDUSTRY SEGMENTS

At December 31, 2004, the Company operated in four major reportable segments identified by line of business: banking (including thrift operations), mortgage banking, insurance agency and broker-dealer activities. Management has determined its reportable segments based on legal entity, which is the way the operating decisions are made and performance is measured. These entities have then been aggregated by products, services and markets with similar characteristics. The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net interest income and net income. The accounting policies followed by the segments are the same as those described in the Significant Accounting Policies section in Note 3.

The following summarized financial information presents the results of the Company’s segments for each of the three years ended December 31, 2004:

	Year Ended December 31, 2004
	Banking	Mortgage Banking	Insurance	Broker-Dealer	Segment Totals
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$244,169,984	$35,926,620	$(9,054)	$(298,131)	$279,789,419

Net interest income after provision for loan and lease losses	$219,564,998	$35,843,617	$(9,054)	$(298,131)	$255,101,430
Non-interest income	6,772,382	45,260,167	13,043,661	7,720,568	72,796,778

Total revenue	226,337,380	81,103,784	13,034,607	7,422,437	327,898,208
Non-interest expenses	(105,975,438)	(92,135,570)	(3,141,804)	(4,502,900)	(205,755,712)

Income (loss) before income taxes	$120,361,942	$(11,031,786)	$9,892,803	$2,919,537	$122,142,496

	Year Ended December 31, 2003
	Banking	Mortgage Banking	Insurance	Broker-Dealer	Segment Totals
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$180,208,782	$37,794,392	$11,528	$(707,572)	$217,307,130

Net interest income after provision for loan and lease losses	$166,234,698	$37,734,392	$11,528	$(707,572)	$203,273,046
Non-interest (loss) income	(4,562,770)	67,730,845	11,267,637	4,918,953	79,354,665

Total revenue	161,671,928	105,465,237	11,279,165	4,211,381	282,627,711
Non-interest expenses	(76,210,818)	(96,146,981)	(2,616,756)	(3,274,514)	(178,249,069)

Income (loss) before income taxes	$85,461,110	$9,318,256	$8,662,409	$936,867	$104,378,642

	Year Ended December 31, 2002
	Banking	Mortgage Banking	Insurance	Broker-Dealer	Segment Totals
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$134,455,620	$29,533,910	$(22,866)	$(1,319,155)	$162,647,509

Net interest income after provision for loan and lease losses	$116,699,555	$29,473,910	$(22,866)	$(1,319,155)	$144,831,444
Non-interest income	2,536,548	22,359,567	7,570,526	877,500	33,344,141

Total revenue	119,236,103	51,833,477	7,547,660	(441,655)	178,175,585
Non-interest expenses	(37,802,236)	(98,657,826)	(1,815,117)	(1,535,743)	(139,810,922)

Income (loss) before income taxes	$81,433,867	$(46,824,349)	$5,732,543	$(1,977,398)	$38,364,663

The following is a reconciliation of reportable segment revenues and income before income taxes to the Company’s consolidated amounts:

	Year Ended December 31, 2004
	Segment Totals	Elimination of intersegment revenues (cost)	Corporate revenues (cost) and other	Total consolidated
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$279,789,419	$(1,509,825)	$(10,538,968)	$267,740,626

Net interest income after provision for loan and lease losses	$255,101,430	$(1,509,825)	$(10,538,968)	$243,052,637
Non-interest income	72,796,778	(3,458,000)	6,293	69,345,071

Total revenue	327,898,208	(4,967,825)	(10,532,675)	312,397,708
Non-interest expenses	(205,755,712)	8,814,547	(2,072,082)	(199,013,247)

Income (loss) before income taxes	$122,142,496	$3,846,722	$(12,604,757)	$113,384,461

	Year Ended December 31, 2003
	Segment Totals	Elimination of intersegment revenues (cost)	Corporate revenues (cost) and other	Total consolidated
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$217,307,130	$3,215,031	$(37,367)	$220,484,794

Net interest income after provision for loan and lease losses	$203,273,046	$3,215,031	$(37,367)	$206,450,710
Non-interest income	79,354,665	(2,946,565)	408	76,408,508

Total revenue	282,627,711	268,466	(36,959)	282,859,218
Non-interest expenses	(178,249,069)	6,843,451	(1,037,863)	(172,443,481)

Income (loss) before income taxes	$104,378,642	$7,111,917	$(1,074,822)	$110,415,737

	Year Ended December 31, 2002
	Segment Totals	Elimination of intersegment revenues (cost)	Corporate revenues (cost) and other	Total consolidated
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$162,647,509	$2,330,804	$2,266,630	$167,244,943

Net interest income after provision for loan and lease losses	$144,831,444	$2,330,804	$2,266,630	$149,428,878
Non-interest income	33,344,141	(505,521)	—	32,838,620

Total revenue	178,175,585	1,825,283	2,266,630	182,267,498
Non-interest expenses	(139,810,922)	5,677,120	(820,508)	(134,954,310)

Income (loss) before income taxes	$38,364,663	$7,502,403	$1,446,122	$47,313,188

Total assets of the Company among its industry segments and a reconciliation of reportable segment assets to the Company’s consolidated total assets as of December 31, 2004 and 2003 follows:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Assets:
Banking	$11,435,834,634	$7,837,265,420
Mortgage banking	1,274,212,743	1,261,811,236
Insurance	17,749,842	12,088,789
Broker-Dealer	129,810,210	156,205,373

Segment Total	12,857,607,429	9,267,370,818
Corporate	159,300,025	43,993,420
Elimination of Inter-segment Assets	(1,086,156,771)	(405,751,068)

Total consolidated assets	$11,930,750,683	$8,905,613,170

The following summarized information presents the results of the Company’s operations for its Puerto Rico and U.S. mainland operations for the periods presented. This information is primarily based upon the geographical location of the subsidiary.

	Year Ended December 31,
	2004 (As Restated)		2003 (As Restated)		2002 (As Restated)
	Puerto Rico	United States	Puerto Rico	United States	Puerto Rico	United States
Revenue (1)	$272,294,572	$40,103,136	$254,396,126	$28,463,092	$193,663,416	$(11,395,918)
Non-interest expense	159,714,111	39,299,136	141,336,207	31,107,274	118,220,310	16,734,000

Income (loss) before income taxes	$112,580,461	$804,000	$113,059,919	$(2,644,182)	$75,443,106	$(28,129,918)

(1)	Revenue includes net interest income after provision for loan and lease losses and other non-interest income.

Total assets of the Company among its Puerto Rico and U.S. mainland operations follow:

	December 31,
	2004	2003
	(As Restated)	(As Restated)
Assets:
Puerto Rico	$9,696,042,399	$7,575,572,129
United States	2,292,814,471	1,380,222,663
Intercompany eliminations	(58,106,187)	(50,181,622)

Total assets	$11,930,750,683	$8,905,613,170

32. SUBSEQUENT EVENTS (UNAUDITED)

Sale of Mortgage Servicing Rights

On December 29, 2006, Crown Bank sold to EverBank, a federal savings association based in Jacksonville, Florida, the portion of its mortgage servicing rights portfolio which was serviced for others with an unpaid principal balance of approximately $1.5 billion and a mortgage servicing asset carrying value of approximately $16.9 million. The agreement provides for cash consideration based upon the unpaid principal balance of the mortgage loans transferred. This transaction resulted in a loss on sale of approximately $1.5 million.

Secured Borrowings

The Company and its subsidiaries have restructured the terms of certain prior mortgage loan transfers which had been originally recorded as sales but were subsequently recharacterized as secured borrowings.

•

On October 5, 2005, Banco Popular de Puerto Rico and R&G Mortgage restructured various agreements involving approximately $136.0 million of mortgage loans previously transferred. The modifications to the original agreements deleted or modified any previous conditions that had precluded accounting for the transactions as sales. These modifications included a limited recourse of up to 10% of the unpaid principal balance of the mortgage loans.

•

On November 23, 2005, Premier Bank repaid the secured borrowing with Banco Santander resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgage loans collateralizing the borrowing amounting to $301.3 million. In addition, the Company paid a premium of $6 million which will be recognized as a loss on extinguishment of debt in 2005.

•

On December 22, 2005, Premier Bank repaid the secured borrowing with Banco Bilbao Vizcaya Argentaria Puerto Rico resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgage loans collateralizing the borrowing amounting to $70.2 million.

•

On December 30, 2005, Premier Bank repaid a portion of the secured borrowings with FirstBank, resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgage loans collateralizing the borrowing amounting to $137.3 million.

•

On December 10, 2004, Premier Bank and Doral entered into certain master mortgage loan purchase and servicing agreements whereby the parties agreed to purchase up to $1 billion in mortgage loans from each other. Of this amount, $200.1 million was transferred by Premier Bank to Doral during the fourth quarter of 2004. These agreements were terminated on May 11, 2005. The investigation, described in Note 1 to the consolidated financial statements, determined that there was insufficient contemporaneous documentation to substantiate the Company’s business purpose for these transactions in light of the timing, certain terms of the transactions, and the similarity of the purchase and sale amounts. Accordingly, these mortgage loan transactions have been deemed to be, for accounting purposes, secured borrowings from Doral. On October 2, 2006, Premier Bank, R&G Mortgage and Doral Bank entered into an agreement whereby Doral Bank accepted mortgage loans with an unpaid principal balance of $398.7 million collateralizing the secured borrowing resulting from the recharacterization of the mortgage loan transfers, including $239.4 million transferred during 2005, as repayment in full of the secured borrowing. Following this payment in kind, Doral Bank has legal title to the mortgage loans acquired from Premier Bank (and which Doral Bank held as collateral under the secured borrowing). The servicing rights for all of the underlying mortgage loans were retained by R&G Mortgage, the entity that had previously serviced the loans.

•

On October 18, 2006, the Company completed restructuring transactions with Westernbank. R&G Mortgage and Westernbank entered into two credit agreements totaling $46.5 million to document the mortgage loan transfers between the parties which had previously been accounted for as sales to Westernbank, as secured borrowings of R&G Mortgage. The credit agreements are secured by a pledge of the mortgage loans pursuant to a pledge and security agreement entered into between R&G Mortgage and Westernbank. With respect to Premier Bank’s portion of the secured borrowing, which amounted to $24.8 million, Premier Bank repaid its secured borrowing resulting from the recharacterization of the mortgage loan transfers and assumed control of the mortgages which collateralized such borrowings.

•

During February 2007, the Company completed two restructuring transactions with FirstBank. First, R&G Mortgage and FirstBank entered into a credit agreement totaling $267.2 million to document the mortgage loan transfers between the parties that had previously been accounted for as sales to FirstBank as secured borrowings of R&G Mortgage. The credit agreements are secured by a pledge of the mortgage loans pursuant to a pledge and security agreement entered into between R&G Mortgage and FirstBank. With respect to Premier Bank’s share of the remaining portion of the secured borrowing, which amounted to $50.1 million, Premier Bank repaid its secured borrowing and assumed control of the mortgages which collateralized such borrowings. Second, FirstBank and R&G Financial agreed to restructure various agreements involving approximately $189.0 million of securities collateralized by loans that were originally sold through five grantor trusts. The modifications to the original agreements deleted or modified any previous conditions that precluded accounting for the transactions as sales. These modifications included a limited recourse of up to 10% of the unpaid principal balance of the mortgage loans.

•

On June 29, 2007, the Company and the Puerto Rico Mortgage Backed & U.S. Government Securities Fund, a mutual fund operating in Puerto Rico, restructured various agreements deleting or modifying any previous conditions that precluded accounting for the transactions as sales.

•

On July 10, 2007, the Company completed restructuring transactions with Oriental Bank and Trust, a Puerto Rico chartered commercial bank (“Oriental”). The restructuring involved certain mortgage loan transfers from Premier Bank to Oriental that were originally accounted for as sales but which were recharacterized as secured borrowings. As part of the restructuring, Oriental agreed to retain mortgage loans with an unpaid principal balance of $26.6 million as of July 1, 2007. In addition, Premier Bank substituted certain mortgage loans with an unpaid principal balance of $25.9 million as of July 1, 2007 with mortgage loans selected by Oriental that comply with its policies. Premier Bank also agreed to pay $19.8 million to extinguish its secured borrowings from Oriental and assumed control of the mortgages which collateralized such borrowings. The substitution of mortgage loans carried a discount of $900,000 which Premier Bank will recognize as a loss on the sale in 2007. In connection with this restructuring, Oriental and Premier Bank agreed to settle all pending litigation claims relating to the payment of certain prepayment penalties associated with the mortgage loans.

Secured Lending with Doral

On October 2, 2006, Premier Bank and Doral Financial Corporation entered into an agreement whereby the Company accepted mortgage loans with an unpaid principal balance of $411.2 million collateralizing the Company’s secured loan to Doral resulting from the recharacterization of the mortgage loan transfers, including additional loan transfers occurring in the first quarter of 2005, as repayment in full of the Company’s secured loan to Doral. Following this payment in kind, the Company has legal title to the mortgage loans acquired from Doral (and which the Company held as collateral under the secured lending). The servicing rights for all of the underlying mortgage loans were retained by Doral, the entity that had previously serviced the loans.

Status of Mortgage Banking Licenses

Subsequent to the announcement of the restatement, due to its lack of audited financial statements, R&G Mortgage has received a number of notices regarding the status of its mortgage banking authorizations from certain of the government agencies and GSEs with whom it has mortgage business relationships. R&G Mortgage has received notice from HUD of the immediate withdrawal of its status as a HUD-FHA Title II approved lender. R&G Mortgage has appealed this withdrawal to HUD. On September 28, 2007, as a result of the failure of HUD to properly follow its regulations in withdrawing R&G Mortgage as a HUD-FHA Title II approved lender, the chief administrative law judge of the HUD Office of Administrative Law Judges ordered HUD to reinstate R&G Mortgage’s lender status pending the outcome of R&G Mortgage’s appeal of the withdrawal of such status. This status was reinstated as of October 3, 2007. Premier Bank has received approval from HUD to act as a HUD-FHA approved Title II lender. As a HUD-FHA approved lender, Premier Bank will be able to offer FHA-insured loans previously offered by R&G Mortgage.

GNMA notified R&G Mortgage that it was withdrawing its authority to act as a GNMA issuer and as a servicer of GNMA mortgage pools. R&G Mortgage had received notice from GNMA extending until October 9, 2007 its authority to act as a servicer of GNMA mortgage pools. GNMA has since granted a further extension to R&G Mortgage until it completes its appeal with HUD. However, the Company cannot issue GNMA guaranteed mortgage-backed securities.

R&G Mortgage has also received notices from FNMA placing certain conditions and limitations on R&G Mortgage’s selling and servicing relationship with FNMA. FNMA notified the Company that it had not approved the application made by Premier Bank to become a FNMA Seller/Servicer. As a consequence, R&G Mortgage has to sell its FNMA servicing portfolio to a FNMA-approved mortgage servicer by a deadline which has now been extended to November 30, 2007. R&G Mortgage is working to effect the sale of this servicing portfolio as soon as possible. To date, R&G Mortgage remains a seller/servicer with FHLMC, and Premier Bank has also received approval to act as a FHLMC seller/servicer.

Status of Credit Facilities

Under the credit agreements for R&G Mortgage’s various warehouse and working capital lines of credit, R&G Mortgage is required to maintain its mortgage banking licenses and is subject to certain financial covenants. In addition, both the Company and R&G Mortgage are required to deliver audited financial statements to the lenders. The Company and R&G Mortgage have failed to comply with some of these requirements, including delivery of audited financial statements. During the restatement process, R&G Mortgage has obtained certain waivers of default under its credit facilities, both of which expired on October 31, 2007. The lenders have continued making advances under the warehousing facilities, but R&G Mortgage has agreed not to make any further draws under the working capital facilities at this time.

The Company is in the process of negotiating short-term extensions of these credit facilities but can give no assurance R&G Mortgage will be able to obtain such extensions under either or both of its credit facilities, or to obtain the further waivers that the Company would need if it is able to obtain such extensions. If the lenders under either of the credit agreements cease making advances under the warehousing facilities, accelerate or demand payment of any outstanding amounts or fail to grant extensions of the credit facilities, the consequences would be material to the Company’s liquidity and operating flexibility.

R&G Mortgage completed on September 28, 2007 the sale of a residential mortgage loan portfolio, primarily sub-performing and non-performing mortgage loans, for approximately $64 million to a private investor and used the proceeds of the sale to repay approximately $55.9 million of outstanding borrowings under its mortgage loan warehousing and working capital credit facilities (including $4.5 million to repay outstanding borrowings to Premier Bank under a warehousing credit facility that is eliminated in consolidation) and to meet certain other operational commitments. This transaction resulted in a realized loss on the sale of approximately $31 million.

March 2006 Private Placement and Subsequent Amendment

On March 31, 2006, the Company announced that it was selling, through RAC, $150 million of noncumulative perpetual Series A preferred stock (the “Series A Preferred Stock”). The Series A Preferred Stock was sold to a small group of investors (the “Investors”), in a private placement which closed on March 31, 2006, bears a 9.5% annual dividend rate which is payable in quarterly installments, and is non-callable by RAC for seven years, except in certain circumstances including a change of control of the Company, RAC or Crown Bank, subject to regulatory approval. RAC’s Series A Preferred Stock has the same priority with respect to dividends and rights upon liquidation as the Company’s other outstanding series of preferred stock with respect to R&G Financial. The Series A Preferred Stock has been structured to fully count as Tier I regulatory capital on consolidation.

Consistent with the terms of a securities purchase agreement (the “Securities Purchase Agreement”), entered into with the Investors on March 27, 2006, RAC contributed $15 million to Crown Bank and retained $15 million, which is $750,000 more than the dividend payments due on the Series A Preferred Stock for one year. RAC transferred to RGF approximately $110 million of the net remaining proceeds, which the Company used to make capital contributions to Premier Bank and R&G Mortgage, as needed, and for general corporate purposes.

In connection with the transaction, the Company granted the Investors immediately exercisable warrants to purchase between 8 and 10 million shares of the Company’s common stock at an exercise price ranging from $12 to $14 per share. Initially, warrants for 10 million shares were issued at a $12.00 per share exercise price. For every quarter that RAC pays a dividend on the Series A Preferred Stock, the number of warrants decreases by 250,000 (down to a minimum of 8 million shares) and the per share exercise price increases by $0.25 (up to a maximum of $14.00 per share). Conversely, if RAC fails to pay a quarterly dividend, the number of the Company’s warrants correspondingly increases and the exercise price correspondingly decreases, but never to more than 10 million shares or less than a $12.00 per share exercise price. The ability of the Company and its subsidiaries to pay dividends is subject to the prior approval of its regulators.

The Company, through RAC, granted the Investors Additional Purchase Rights Investments, or APRIs, that provide the Investors with the right to monetize a 20% interest in the value of RAC and Crown Bank. Pursuant to an APRI Agreement, the APRIs had an initial aggregate value of $80 million. Beginning five years from the date of closing of the private placement (or earlier in the event of a change of control) and not later than ten years from the closing of the private placement, the Investors can require an appraisal of RAC or Crown Bank, which would be based on the average of the public market value and the control sale value of the entity. Upon exercise of the APRIs, at the Company’s election, it may issue shares of the Company’s common stock or cash to the investors equal to the greater of (i) 20% of the appraised value so determined or (ii) $80 million, in each case minus the strike price. An aggregate of 8 million APRIs were issued to the investors at an exercise price of $10.00 per APRI. For every quarter that RAC fails to pay a dividend on the Series A Preferred Stock, the exercise price of the APRIs will decline by $0.4894375.

Under the various agreements, the Investors must pay for the exercise of the warrants for the Company’s common stock or the APRIs through a corresponding reduction in the number of outstanding Series A Preferred Stock, subject to regulatory approval, thereby minimizing the dilutive impact of the exercise.

The Company and RAC have agreed not to take certain actions that would impair or jeopardize the investment made by the Investors. Thus, for so long as the Series A Preferred Stock is outstanding, RAC will not (i) pledge the common stock of Crown Bank or (ii) issue debt or equity senior to the Series A Preferred Stock, without the permission of the holders of a majority in interest of the Series A Preferred Stock, except that outstanding indebtedness such as RAC’s trust preferred securities may be refinanced on more favorable terms. Further, the Company and RAC will not (A) permit Premier Bank or Crown Bank to make distributions of dividends when the effect would cause them to not be “well capitalized” or at any time when the bank is not well capitalized under applicable regulations or (B) permit Crown Bank to engage in transactions with affiliates that would violate applicable regulations. If the Company or RAC violates either of the first two covenants, or if RAC incurs a loss of $100 million or more (or the Investors incur a loss in value of RAC of $20 million or more) as the result of violations of the last two covenants (except, that with respect to the covenant on transactions with affiliates, the monetary penalty only applies to transactions where RAC or its subsidiary improperly purchases assets from an affiliate), the exercise price of the warrants for the Company’s common stock declines to $1.00 per warrant, the exercise price of each APRI declines from $10.00 to $0.01, and the Company and RAC are required to use commercially reasonable best efforts to sell Crown Bank.

In connection with this transaction, the Company and the Investors entered into a Registration Agreement pursuant to which the Investors were granted certain registration rights with respect to the warrants and the APRIs and which provides for the registration of the Series A Preferred Stock under certain circumstances if the Company is not able to file a registration statement. Simultaneously with the above-described transactions, the Company sold to RAC 4.8 million shares of the Company’s noncumulative perpetual Series E preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $120 million, or the Series E Preferred Stock, which has terms identical in all material respects to the Series A Preferred Stock and which has the same priority and preference as to dividends and to distributions in liquidation as the other outstanding series of the Company’s preferred stock. The Series E Preferred Stock, which is eliminated upon consolidation in the Company’s audited Consolidated Financial Statements, is the instrument which the Company uses to pay to RAC its proportionate share on the interest to be paid by RAC on the Series A Preferred Stock, and is based on the proceeds it is receiving.

Financial Stocks, Inc. (“FSI”), which manages over $3 billion in assets and specializes in, among other things, investing in banks, thrifts, insurance companies, REITs, real estate operating companies and specialty finance companies, was the lead investor in the private placement. Steve Stein, FSI’s co-founder and its Chairman and Chief Executive Officer, was elected as a member of the Board of Directors of RAC and Crown Bank. There was no relationship between the Investors and the Company or RAC prior to this private placement transaction.

On October 1, 2007, the Company, RAC, FSI and Elliott Associates, L.P. (together with FSI, the “Majority Holders”), entered into Amendment No. 1 (the “SPA Amendment”), to the Securities Purchase Agreement. Pursuant to the terms of the Securities Purchase Agreement, the actions by the Majority Holders in entering into the SPA Amendment constitute action on behalf of all of the Investors. As further described above, the Company has entered into the Crown Agreement for the sale of Crown Bank to Fifth Third Financial Corporation. The transactions contemplated by the Crown Agreement constitute a “change of control” of Crown Bank within the meaning of the Series A Preferred Stock certificate of designation and allows for an automatic redemption of the Series A Preferred Stock at 110% of stated value, subject to receipt of applicable regulatory approval. In addition, the redemption of the Series A Preferred Stock is a condition to closing the sale of Crown Bank. The Company has sought and received permission from the FRB to redeem the Series A Preferred Stock in connection with the closing of the transactions contemplated by the Crown Agreement and it is the Company’s and RAC’s intention to redeem such instrument at the time of closing of such transaction.

While RAC has timely made all required quarterly dividend payments on the Series A Preferred Stock since the closing of the transaction in March 2006 and while the Company and RAC had obtained regulatory permission to make the dividend payment required on the Series A Preferred Stock for the dividend period ending September 30, 2007, the Board of Directors of RAC nonetheless advised the Majority Holders that they were considering not paying the dividend due to be paid on the Series A Preferred Stock for the dividend period ending September 30, 2007, as is RAC’s right under such instrument. In order to induce RAC to make such dividend payment, the Majority Holders agreed to enter into the SPA Amendment, which amends the Securities Purchase Agreement and the warrants, and which binds all of the Investors by such actions.

Pursuant to the SPA Amendment, RAC authorized and paid in full the dividend due to be paid on the Series A Preferred Stock for the dividend period ended September 30, 2007. The Companies further agreed to file for regulatory permission to pay dividends on the Series A Preferred Stock for the period from October 1, 2007 through the date of the closing of the transactions contemplated by the Crown Agreement. While the Company and RAC have agreed to use their best efforts to obtain such regulatory permission, the SPA Amendment makes clear that the failure to obtain such approval is not a condition to consummation of the transactions contemplated by the SPA Amendment. In consideration for such actions, the Majority Holders have agreed, on behalf of themselves and all Investors, to sell all of their warrants back to the Company upon closing of the transactions contemplated by the Crown Agreement for a cash payment of $0.001 for each share of the Company’s Class B Common Stock subject to such warrants. The Majority Holders further agreed to notify all Investors of the signing of the SPA Amendment and to provide each Investor with a copy of the SPA Amendment, and that following the closing of the transactions contemplated by the Crown Agreement, to so notify each Investor and advise them of their rights under their warrants as modified and amended by the SPA Amendment. Finally, the parties agreed in the SPA Amendment that upon the closing of the transactions contemplated by the Crown Agreement and the payment of the amounts referenced in the SPA Amendment which were permitted by regulators to be made, all obligations of the Company and RAC to the Investors under the various transactions contemplated by the Securities Purchase Agreement shall, in all respects and for all purposes, be deemed terminated and of no further force or legal effect.

Disposals of Operations

Continental Capital Corporation. On June 30, 2005, Continental sold its loan origination business, including certain assets, and assigned certain liabilities to Nation’s Standard Mortgage Corp., an entity organized by Continental’s senior management, for $80,000. Subsequently, Continental’s remaining net assets, consisting primarily of mortgage loans, were contributed to Crown Bank and the Company dissolved the corporate entity in 2007.

R-G Investments. On October 10, 2006, the Company sold certain assets of the retail brokerage business of R-G Investments to UBS Financial Services Incorporated of Puerto Rico (“UBS PR”), a subsidiary of UBS AG. The sale was approved by the NASD. The agreement provided for cash consideration based upon the value of the assets in the customer accounts being transferred, with a portion paid at closing and additional cash consideration to be paid over a four-year period after the closing, based upon the value of the customer assets in the transferred accounts during such four-year period.

Subsequent to the consummation of the transaction, R-G Investments continued to operate as a broker-dealer for the purpose of transferring accounts and winding up its operations until its broker-dealer registration with the NASD and the SEC was withdrawn, effective June 26, 2007. Upon completion of the transaction, the consideration received from the sale, plus existing capital of approximately $10.9 million after payment of expenses associated with winding up R-G Investments’ operations, a process which the Company completed on June 29, 2007, was transferred to the Company to further support the Company’s core banking business.

In order to continue offering a full range of brokerage services to its customers and in connection with the sale of certain assets of R-G Investments, the Company also entered into a lease and customer access agreement, dated November 21, 2006, whereby Premier Bank can refer customers to UBS PR to service their investment needs. UBS PR financial advisors are available at designated Premier Bank branch locations.

Crown Bank. On May 20, 2007, the Company entered into a stock purchase agreement (the “Crown Agreement”) with Fifth Third Financial Corporation (“Fifth Third”) pursuant to which Fifth Third will acquire all of the outstanding shares of common stock of Crown Bank for $288 million, and assume approximately $50 million of outstanding trust preferred obligations of RAC. This transaction resulted in a goodwill impairment of approximately $50 million. The Company now anticipates that upon closing the purchase price will be reduced to approximately $259 million. Concurrent with the execution of the Crown Agreement, affiliates of Fifth Third entered into real estate purchase agreements with R-G Crown Real Estate, LLC (“RGCRE”), which is wholly owned by Victor J. Galan, with respect to the purchase by Fifth Third affiliates in connection with, and subject to, the transactions contemplated in the Stock Purchase Agreement, of certain real property owned by RGCRE.

The transaction is expected to close in the fourth quarter of 2007 pending receipt of all required regulatory approvals by Fifth Third and the satisfaction of various closing conditions. The concurrent closings of the transactions contemplated by the Crown Agreement and the real estate agreements are additional conditions for the closing of the transaction.

Tax Agreements Related to Inter-Subsidiary IO Strip Transfers

During 2007, as a result of the correction in the accounting for certain mortgage loan transfers being recharacterized as secured borrowings, the Company entered into a new agreement with the PRDT. The new agreement clarified that notwithstanding the aforementioned recharacterization, the 2005 intercompany IO strip transaction permitted the Company to acquire separate and identifiable assets with a tax basis of $123.9 million related to the IO strips subject to the payment of the capital gains tax. The agreement further clarified that the IO tax asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years.